Form 10-Q
period 2011-09-30
Strategic Dental Management Corp.
filed 2011-11-21
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-172110

Strategic Dental Management Corp.

 (Exact name of registrant as specified in its charter)

Colorado	27-1340346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1496 N. Higley Rd. Gilbert, AZ	85234
(Address of principal executive offices)	(Zip Code)

(480) 654-9400

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 21, 2011:

Common Stock  -  4,900,000

STRATEGIC DENTAL MANAGEMENT CORP.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. (Removed and Reserved)	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

BALANCE SHEETS

		Sept. 30, 2011
	Dec. 31, 2010	(Unaudited)
ASSETS

Current assets
Cash	$7,855	$8,035
Accounts receivable	79	79
Total current assets	7,934	8,114

Total Assets	$7,934	$8,114

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Notes payable - current	$-	$6,000
Accrued interest payable	-	90
Total current liabilities	-	6,090

Notes payable	6,000	-
Total Liabilities	6,000	6,090

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
45,000,000 shares authorized;
4,900,000 shares issued and outstanding	4,900	4,900
Additional paid in capital	4,900	4,900
Deficit accumulated during the dev. stage	(7,866)	(7,776)

Total Stockholders' Equity	1,934	2,024

Total Liabilities and Stockholders' Equity	$7,934	$8,114

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			Jan. 08, 2010
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

Revenue - related party	$ 1,500	$ 3,500	$ 5,204

Operating expenses:
General and administrative	6,129	2,120	7,569
	6,129	2,120	7,569

Gain (loss) from operations	(4,629)	1,380	(2,365)

Other income (expense):
Interest expense	-	(90)	-
Miscellaneous income	-	-	200
	-	(90)	200
Income (loss) before
provision for income taxes	(4,629)	1,290	(2,165)

Provision for income tax	-	-	-

Net income (loss)	$ (4,629)	$ 1,290	$ (2,165)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ -	$ (0.00)

Weighted average number of
common shares outstanding	4,900,000	4,900,000	4,838,889

(Continued on Following Page)

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Continued from previous page)

		Period From
		Jan. 08, 2010
	Nine Months	(Inception)
	Ended	Through
	Sept. 30, 2011	Sept. 30, 2011

Revenue - related party	$5,500	$12,204

Operating expenses:
General and administrative	5,320	20,090
	5,320	20,090

Gain (loss) from operations	180	(7,886)

Other income (expense):
Interest expense	(90)	(90)
Miscellaneous income	-	200
	(90)	110
Income (loss) before
provision for income taxes	90	(7,776)

Provision for income tax	-	-

Net income (loss)	$ 90	$ (7,776)

Net income (loss) per share
(Basic and fully diluted)	$ 0.00

Weighted average number of
common shares outstanding	4,900,000

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Period From		Period From
	Jan. 08, 2010		Jan. 08, 2010
	(Inception)	Nine Months	(Inception)
	Through	Ended	Through
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(2,165)	$ 90	$(7,776)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	-	-	(79)
Accrued payables	127	90	90
Income tax payable	-	-	-
Compensatory stock issuances	800	-	800
Net cash provided by (used for)
operating activities	(1,238)	180	(6,965)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued on Following Page)

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued from Previous Page)

	Period From		Period From
	Jan. 08, 2010		Jan. 08, 2010
	(Inception)	Nine Months	(Inception)
	Through	Ended	Through
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011

Cash Flows From Financing Activities:
Notes payable - borrowing	6,000	-	6,000
Sales of common stock	9,000	-	9,000
Net cash provided by (used for)
financing activities	15,000	-	15,000

Net Increase (Decrease) In Cash	13,762	180	8,035

Cash At The Beginning Of The Period	-	7,855	-

Cash At The End Of The Period	$13,762	$8,035	$ 8,035

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$-
Cash paid for income taxes	$ -	$ -	$-

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Strategic Dental Management Corp (the “Company”) was incorporated in the State of Colorado on January 8, 2010. The Company provides consulting and management services to the dental industry. The Company is currently considered to be in the development stage, and has generated only limited revenues from its consulting activities.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  Our current cash balance is estimated to be sufficient to fund our current operations for two months.

To date, we have received revenues of $12,204.  As of September 30, 2011, we had a cash balance of $8,035.  We have accounts receivable of $79, giving us total assets of $8,114.  As a result of our limited working capital, we have had to limit our operations.

As of September 30, 2011, the Company had a limited cash balance and minimal accounts receivable.  The Company has a contract with SofTouch Dental in Gilbert, Arizona for an hourly consulting fee of $100.00, which began on January 15, 2010.

Capital Resources and Source of Liquidity.  The Company currently has no material commitments for capital expenditures.

The Company believes that there will be sufficient capital from revenues to conduct operations for the next two (2) months.

Since inception, there have been no investing activities undertaken by the Company.

For the nine months ended September 30, 2011, the Company did not undertake any financing activities.

For the period from January 8, 2010 (Inception) through September 30, 2010, the Company borrowed $6,000 and received $9,000 from the sale of common stock, leading to a total of $15,000 provided by financing activities.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. For the three months ended September 30, 2011, the Company had revenue of $3,500.  The Company had general and administrative expenses of $2,120, and an interest expense of $90 for a net income of $1,290.

Comparatively, for the three months ended September 30, 2010, the Company had revenues of $1,500 and general and administrative expenses of $6,129 for a net loss of $4,629.

The Company reduced its general and administrative costs from $6,129 in the three months ended September 30, 2010 to $2,120 in the three months ended September 30, 2011.

For the nine months ended September 30, 2011, the Company had revenues of $5,500 with general and administrative expenses of $5,320.  After the $90 spent on interest expenses, the Company had net income of $90.

Comparatively, for the period from January 8, 2010 (inception) through September 30, 2010, the Company had revenue of $5,204 with general and administrative expenses of $7,569.  After including the miscellaneous income of $200, the Company had a net loss of $2,165.

For the nine months ended September 30, 2011, the Company had general and administrative expenses of $5,320.  Comparatively, for the period from January 8, 2010 (inception) through September 30, 2010, the Company had general and administrative expenses of $7,569.  The percentage of general and administrative expenses to revenues for the nine months ended September 30, 2011 increased to 103% from 69% for the nine months ended September 30, 2010 due to decreased general and administrative expenses.

Plan of Operation.  The Company may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the registrant’s stage, many of which are beyond the Company’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

The Company is not delinquent in any of its obligations even though the Company has generated limited operating revenues.  The Company intends to market its products and services utilizing cash made available from operations.  The Company's management is of the opinion that future revenues will be sufficient to pay its expenses for the next twelve months.

The Company is currently pursuing financing for its operations.  The Company is seeking to expand its revenue base and believes that its current cash and revenues as well as any income gained through our offering will be sufficient to fund operations for the following twelve months.  Failure to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

          None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of

    2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of

    2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 21, 2011

STRATEGIC DENTAL MANAGEMENT CORP.

By:

/s/Brian E. Ray

Brian E. Ray

Principal Executive Officer

By:

/s/John Lundgreen

John Lundgreen

Principal Financial Officer