Form 10-K
period 2011-12-31
Strategic Dental Management Corp.
filed 2012-04-11
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  333-172110

STRATEGIC DENTAL MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

COLORADO	27-1340346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1496 N. Higley Rd. Gilbert, Arizona 85234

(Address of principal executive offices, including zip code)

(480) 654-9400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [ ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange

Act.    Yes  [ ]    No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $9,425.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 10, 2012 was 4,988,500 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Colorado on January 8, 2010. We are a development stage company, formed to build dental practices from scratch or to acquire existing dental practices and manage all aspects of the dental practices including payroll, human resources, collections, personnel, training etc.  In addition, we will consult with other dental practices and train employees, manage day to day operations, provide all financial and accounting services etc.

From our inception to date, we have generated very little revenues, and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees other than our officers, who are also our directors.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the  registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

License and Assignment Agreement

As of June 26, 2010, a convertible promissory note from related parties amounted to $6,000, and represented working capital advances from directors who are also stockholders of the registrant.  This note is interest free until June 28, 2011, after which time it shall bear interest at the rate of 6% per annum.  Interest shall accrue and be compounded monthly and shall be payable in like coin or currency on the Maturity Date.

The principal amount of this note may be prepaid by the registrant, in whole or in part without premium or penalty, at any time.  Upon any prepayment of the entire principal amount of this note, all accrued but unpaid interest shall be paid to the holder on the date of prepayment.

The unpaid principal on this note shall be convertible, at the sole and exclusive option of the holder, prior to the payment in full of the principal and interest outstanding under this note into common stock of the registrant.  The holder of the note must give twenty (20) days advanced written notice to the registrant of its intention to convert the note, unless agreed to otherwise by the parties.

Operations

General

The registrant was incorporated under the laws of the State of Colorado on January 8, 2010.  We are a development stage company, formed to build dental practices from scratch or to acquire existing dental practices.  In addition, we will manage all aspects of the dental practices including payroll, human resources, collections, personnel, training etc.  The officers of the registrant currently own and operate a privately held dental practice called SofTouch Dental LLC since 2005.  SofTouch Dental LLC is a general dental practice located in Gilbert Arizona.  In addition to owning a dental practice, the officers have acted as dental consulting with a number of other practices in the Phoenix area.  Although the registrant is in the same line of business, because it is a new entity, it has generated very little revenue, and our operations have been limited to organizational, start-up, and capital formation activities.

We have a specific business plan and never intended and do not intend to be a blank check company.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the registrant nor its officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

The registrant provides a wide range of business services to its affiliated dental practices. Among the services provided by SDM are; administrative functions, including accounting, human resources, marketing and finance; recruitment of professional, administrative and support personnel in the practices; and equipment and facility leasing.

Industry background

There is a shortage of affordable, well-managed dental offices in Arizona.  With over 2,100 people for every dentist in the state, Arizona’s concentration of dentists is less than the national average which is 1,700 people for every dentist.(1)  This means a typical Arizona dentist should have, on average, 400 more patients than a dentist in another part of the country.  Based on in-house research, we have determined that many offices in Arizona have experienced significant revenue declines in 2008 and 2010 while other offices are recording record revenue.  We are of the opinion that the difference is due to a lack of formal business training.  Rather than adapt to changing circumstances, many continue with what they know and hope their financial situation improves.

Acquisition of Dental Practices

The registrant will own dental practices that offer quality dental care, reasonable prices and convenient hours including evening and Saturday appointments.  The registrant will promote their dental practices on the basis of value.  The registrant will advertise to prospective patients, and provide a flexible schedule that will appeal to working adults and parents of school aged children.

Each office will offer a comfortable, relaxed environment complete with flat screen televisions and a play area for children.  In addition, the offices will have six to eight operatories to allow for double and triple booking of hygiene and dental procedures.  All x-rays and charts will be digital.

Although we have not yet purchased our first practice we believe that it will take approximately 6 months to determine which practice to purchase and an additional 2 month to do due diligence and another 2 months to close on that practice.  We anticipate being able to purchase the second practice within 12 months.

The registrant intends grow to include four practices by the end of 2014.  We intend purchase two existing dental practices in the Phoenix metropolitan market (defined as Phoenix, Scottsdale, Tempe, Mesa, Chandler, Gilbert, Glendale) in 2012 and an additional two in 2013.  Beginning in 2014, we hope to expand to other markets including Casa Grande, Tucson, Cave Creek and Queen Creek.  The expansion could continue at three practices per year through the end of 2018.

Business Strategy

The registrant aims to become the premier value based dental group in the western United States.  Our mission is to provide the best value in quality dental care at the low prices our patients deserve.  We will promote quality, modern dentistry for less than the competition.  We will begin by focusing our efforts in the Phoenix metropolitan area and then expand out to other parts of Arizona.  The practices owned by the registrant will have the reputation for quality service, expanded hours of operation and friendly staff. We anticipate building each practices annual collections from $0 to over $800,000 within the two years and to $1.1 million by the third year of operation.

Over the next twelve months, the registrant intends to focus on the following activities:

   -  Locate specific dental practice for purchase

   -  Close on 1st practice and hire employees

   -  Begin general business operations and marketing

The registrant estimates that it will require an approximate minimum of $600,000 in the next 12 months to implement its activities.  Such funds will be needed for the following purposes:

Dental Practice Office Staff

A highly professional and qualified staff will be put in place to handle all front and back office needs.  Offices will start with two front office staff, one dental assistant, one dental hygienist, and one dentist.  Additional staff will be added as the practice grows.

Employee Motivation and Retention Strategies:

   -  Encourage excellence by ensuring a healthy work environment that values employees.

   -  Support the workforce through the effective use of technological and other resources.

   -  Above average compensation through performance based pay scales.

   -  Quarterly bonuses and incentives based on meeting and exceeding achievable plan goals and overall profitability.

Dental Practice Accepted Insurance

Insurance Plans accepted as “in network” will include:

   -  Delta

   -  Guardian

   -  MetLife

   -  Cigna PPO

   -  Fortis

   -  Aetna PPO

   -  TDA

Services

The registrant, through its dental practices will provide the following services:

   -  Diagnostic Examinations—evaluating existing conditions to determine the required dental treatment.  Examples: initial oral examination, complete x-ray survey, and cavity-detecting bite-wing x-rays, comprehensive dental and health history, jaw and bite alignment, comprehensive periodontal exam, comprehensive tooth by tooth evaluation, and teeth cleaning.

   -  Preventive Care—taking care to avoid or minimize the risk of serious abnormalities and diseases.  Examples: prophylaxis (or teeth cleaning), space maintainers, and topical application of fluoride.

   -  Corrective Treatment—working to ensure optimal dental health.  Examples:  amalgam, and composite resin fillings, porcelain, gold restoration, crowns, and jackets.

   -  Periodontics—treatment of the gums.

   -  Orthodontics—development and repositioning of the teeth and jaws.  Examples: full and partial braces, retainers, etc.

   -  Endodontics—the focus on the inside of the tooth or the nerve and blood supply.

   -  Prosthodontics—constructing, replacing, or repairing of fixed bridges, removing partial dentures, complete dentures, crowns, and implant restorations.

   -  Orthodontics—development and repositioning of the teeth and jaws.  Examples: full and partial braces, retainers, etc.

   -  Pedodontics—the care of children’s teeth using technologies such as sealants and the special problems of the younger population.

   -  Cosmetic—teeth bleaching and whitening, capping, crowning, etc.

Related Services

In addition to the above listed services, the registrant, through its dental practices, will provide other related dental services: administering anesthesia, injecting therapeutic drugs, applying desensitizing medicaments, consulting, and professional visits.

Estimated Dental Practice Expenses

The registrant estimates that the expenses for each dental practice will be as follows:

Dentist Compensation:  All dentists will be compensated on a sliding scale based on production.  Full time employee dentists should earn a minimum of $135,000.  A highly productive dentist generating $75,000 per month would earn nearly $300,000 per year.

Dentists not meeting production targets will be limited in their financial compensation.  All staff dentists will be required to sign employment contracts and non-compete clauses.

Rent:  Rent can vary greatly depending on location, visibility, square footage, accessibility, nearby anchor stores and restaurants, etc.  Rent including triple net will vary from location to location but will average $4,500 per month.

Janitorial and Maintenance:  Office staff will be responsible for light daily cleaning.  A cleaning service will come twice per month at a cost of $100 per visit.

Assistants:  The model calls for 1 assistant per dentist initially.  Assistants will be paid between $30,000 and $35,000 annually and are eligible for additional compensation based on production.

Front Office Personnel:  Each office will maintain two full time front office personnel.  This includes an office manager/treatment coordinator with an annual salary of approximately $42,000 and a Scheduling Coordinator/Insurance and Collections Specialist with an approximate annual salary of $30,000.

Office Supplies:  Dental statistics indicate the cost of office supplies should be 2 percent of revenues.  This includes paper, billing materials, software, etc.

Dental Supplies:  Dental statistics indicate supplies average six percent of revenues.

Telephone and Utilities:  These services are expected to be $6,000 annually per clinic.

Bookkeeping and Accounting:  $2,500 per office per year

Payroll taxes are estimated to be 8%.

Revenue Sources

The registrant expects that each dental practice will have the following revenue sources:

Private Payor Insurance:  An affiliation with national payers is critical to driving new business.  National payors include Met Life, Delta Dental, Aetna, Cigna and Great Western, and TDA.  Management is currently aligned with all of the above providers.  National payers average 30 – 60 days for payment.

Fee for Service (Self-Insured):  Many residents are not covered under an insurance plan.  The company expects 25% of their revenues to come from co-pays and fee for service patients.  This network of patients is developed from within the community and referrals from existing patients.  The majority of these patients will come from within a 7 mile radius of the clinic.

Collections and Dental Billing Process:  Dentrix is the preferred solution for managing patient collections.  Patient information is downloaded and immediately transmitted to the insurance company.  This process is facilitated by the software for digital x-ray imaging.  This will expedite the payment for x-ray claims.

Patients are responsible for their portion of the billing at time of service.  Co-pays are estimated to account for approximately 25% of total collections.

Dental credit cards are becoming popular vehicles for patient financing.  CareCredit currently offers a dental loan for approved customers.  This and other similar payment services will be accepted.

Patents and Trademarks

The registrant does not, at this time, have any patents or trademarks.  However, the registrant intends to trademark certain logos which the registrant will be using.

Governmental Regulations

The business of the registrant does not fall under any government regulations.

Employees

At this time, we have no employees other than our executive officers, who are also our directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers.  The executive officers do not intend to accept any payment for their services from the receipts of this offering.

As the registrant grows, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Reports to Security Holders

We intend to become a fully reporting company under the requirements of the Exchange Act, and will file the necessary quarterly and other reports with the Securities and Exchange Commission.  Although we will not be required to deliver our annual or quarterly reports to security holders, we intend to forward this information to security holders upon receiving a written request to receive such information.  The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The registrant executive offices consists of 400 square feet and are located at 8201 South Santa Fe Drive, Suite 229, Littleton, Colorado, 80120, in space presently leased by the registrant's officers supplied at no charge to the registrant.  The registrant believes that its current office space will be adequate for the foreseeable future.  We have no plans to lease additional space in the next twelve months.

The address of our principal executive office is c/o Ms. Lecia L. Walker, Original Source Music, Inc.  8201 South Santa Fe Drive, Suite 229, Littleton, Colorado 80120.  Our telephone number is (303) 495-3728.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Original Source.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information.  There has been no trading market for Strategic Dental’s Common Stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders.  There were approximately 33 record holders of Strategic Dental’s common stock as of April 10, 2012.

    Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

    Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

   Performance graph. Not applicable.

   Sale of unregistered securities. None.

b) Use of Proceeds. Not applicable.

c) Purchases of Equity Securities by the issuers and affiliated purchasers.  None.

d)  Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.

Not applicable.

f)  Sale of unregistered securities.

Not applicable

Item 5(b)  Use of Proceeds.

Not applicable.

Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Strategic Dental) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Strategic Dental believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Strategic Dental’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Strategic Dental’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

Strategic Dental undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies.  Strategic Dental continually evaluates the accounting policies and estimates used to prepare the financial statements.  Strategic Dental bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Strategic Dental’s financial statements.

Liquidity and Capital Resources

At December 31, 2011, Strategic Dental had a cash balance of $12,455, which represents a $4,600 increase from the $7,855 balance at December 31, 2010.  The increase was primarily the result of the sale of common stock to help pay for the increased general and administrative expenses.

For the period from Inception (January 8, 2010) through December 31, 2011, we did not pursue any investing activities.

For the year ended December 31, 2011, we received $0 from notes payable – borrowings and $8,850 from sale of common stock.  As a result, we had net cash provided by financing activities of $8,850 for the year ended December 31, 2011.

For the year ended December 31, 2010, we received $6,000 from notes payable – borrowings and $9,000 from the sale of common stock.  As a result, we had net cash provided by financing activities of $15,000 for the year ended December 31, 2010.

For the period from Inception (January 8, 2010) through December 31, 2011, we received $6,000 from notes payable – borrowings and $17,850 from the sale of common stock.  As a result, we had net cash provided by financing activities of $23,850 for the period from Inception (January 8, 2010) through December 31, 2011.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Strategic Dental has incurred losses of $4,661 and $7,866 for the years ended December 31, 2011 and 2010, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated March 22, 2012. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Original Source’s operating results.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

Strategic Dental incurred a net loss of $4,661 in 2011 versus a net loss of $7,866 in 2010. General and administrative expenses were $11,479 in 2011 compared to $14,770 in 2010, a decrease of $3,291.

For the year ended December 31, 2011, we had a net loss of $4,661 during the development stage.  We received $332 from accrued payables, and $79 in write offs resulting in net cash used for operating activities of $4,250 for the year ended December 31, 2011.  For the year ended December 31, 2010, we had a net loss of $7,866 during the development stage.  We used $79 for accounts receivable and received $800 for compensatory stock issuance, resulting in net cash used for operating activities of $7,145 for the year ended December 31, 2010.

For the period from Inception (January 8, 2010) through December 31, 2011, we had net losses of $12,527.  We used $79 for accounts receivable, received $332 for accrued payables, and $79 in write offs.  We also received $800 for compensatory stock issuances, resulting in net cash used for operating activities of $11,395 for the period from Inception (January 8, 2010) through December 31, 2011.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Strategic Dental to satisfy the requirements of a reporting company.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Strategic Dental Management, Corp

Index to

Financial Statements

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

Board of Directors

Strategic Dental Management Corp.

Mesa, Arizona

I have audited the accompanying balance sheets of Strategic Dental Management Corp. (a development stage company) as of December 31, 2010 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the period from January 8, 2010 (inception) through December 31, 2010, the year ended December 31, 2011, and for the period from January 8, 2010 (inception) through December 31, 2011 . These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Dental Management Corp.  at  December 31, 2010 and 2011, and the  results of its operations and its cash flows for the period from January 8, 2010 (inception) through December 31, 2010, the year ended December 31, 2011, and for the  period from January 8, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

March 22, 2012

RONALD R. CHADWICK, P.C.

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

BALANCE SHEET

	Dec. 31, 2010	Dec. 31, 2011
ASSETS

Current assets
Cash	$7,855	$12,455
Accounts receivable	79	-
Total current assets	7,934	12,455

Total Assets	$7,934	$12,455

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$-	$332
Convertible notes payable - related party	-	6,000
Total current liabilities	-	6,332

Convertible notes payable - related party	6,000	-

Total Liabilities	6,000	6,332

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
45,000,000 shares authorized;
4,900,000 (2010) and 4,988,500 (2011)
shares issued and outstanding	4,900	4,989
Additional paid in capital	4,900	13,661
Deficit accumulated during the dev. stage	(7,866)	(12,527)

Total Stockholders' Equity	1,934	6,123

Total Liabilities and Stockholders' Equity	$7,934	$12,455

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENTS CORP.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	Period From		Period From
	Jan. 08, 2010		Jan. 08, 2010
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011

Revenue - related party	$6,704	$7,000	$13,704

Operating expenses:
General and administrative	14,770	11,479	26,249
	14,770	11,479	26,249

Gain (loss) from operations	(8,066)	(4,479)	(12,545)

Other income (expense):
Miscellaneous income	200	-	200
Interest income	-	(182)	(182)
	200	(182)	18
Income (loss) before
provision for income taxes	(7,866)	(4,661)	(12,527)

Provision for income tax	-	-	-

Net income (loss)	$(7,866)	$(4,661)	$(12,527)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,854,167	4,914,750

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.001 Par)	Capital	Stage	Equity

Balances at Jan. 08, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	800,000	800			800

Sales of common stock	4,100,000	4,100	4,900		9,000

Net income (loss) for the period				(7,866)	(7,866)

Balances at December 31, 2010	4,900,000	$4,900	$4,900	$(7,866)	$1,934

Sales of common stock	88,500	89	8,761		8,850

Net income (loss) for the year				(4,661)	(4,661)

Balances at December 31, 2011	4,988,500	$4,989	$13,661	$(12,527)	$6,123

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Period From		Period From
	Jan. 08, 2010		Jan. 08, 2010
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(7,866)	$(4,661)	$(12,527)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	(79)	-	(79)
Accrued payables	-	332	332
Write offs	-	79	79
Compenstory stock issuances	800	-	800
Net cash provided by (used for)
operating activities	(7,145)	(4,250)	(11,395)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowing	6,000	-	6,000
Sales of common stock	9,000	8,850	17,850
Net cash provided by (used for)
financing activities	15,000	8,850	23,850

Net Increase (Decrease) In Cash	7,855	4,600	12,455

Cash At The Beginning Of The Period	-	7,855	-

Cash At The End Of The Period	$7,855	$12,455	$12,455

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of financial statements.

Strategic Dental Management Corp.

(A Developmental Stage Company)

Notes to Financial Statements

December 31, 2010 and 2011

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Strategic Dental Management Corp.  (the “Company”) was incorporated on January 8, 2010 in the State of Colorado. The Company has had limited activity and revenue and is in the development stage. The Company provides consulting and management services to the dental industry.

The Company has chosen December 31 as a year end.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Property and equipment

The Company has no property or equipment at this time.

Strategic Dental Management Corp.

(A Developmental Stage Company)

Notes to Financial Statements

December 31, 2010 and 2011

Note 1 — Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company utilizes the accrual method of accounting.  For revenue from consulting services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fees for consulting services and the collectability of those amounts.  Provisions for discounts to customers and other adjustments will be provided for in the same period the related sales are recorded.

Advertising expenses

Advertising costs are expensed when incurred. No advertising was conducted during the years ended December 31, 2010 and 2011.

Income taxes

Income taxes are accounted for in accordance with ASC 740, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company is currently filing its income tax returns on the cash basis.

Earnings (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Strategic Dental Management Corp.

(A Developmental Stage Company)

Notes to Financial Statements

December 31, 2010 and 2011

Note 1 — Organization and Summary of Significant Accounting Policies (Continued)

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet, approximates fair value.

Products and services, geographic areas and major customers

The Company derives revenue from providing consulting and management services to the dental industry. It currently has no separate operating segments. The Company's sales are external and domestic.

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

Note 2 — Notes payable

At December 31, 2010 and 2011 the Company had a note payable for $6,000 to a company related by common control, unsecured, which bears no interest until June 28, 2011 and 6% compounded monthly thereafter, with principal and interest due in full at June 28, 2012. The note is convertible into common stock anytime at the Holder’s option at $.05 per share, with no automatic conversion of debt upon effectiveness of the Company’s initial public offering. Interest expense from the note in 2011 was $182, with accrued interest payable at end 2011 in the same amount.

The future principal repayment schedule by year for the note payable is: 2012 $6,000.

Strategic Dental Management Corp.

(A Developmental Stage Company)

Notes to Financial Statements

December 31, 2010 and 2011

Note 3 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. At December 31, 2010 and 2011 the Company had net operating loss carryforwards of approximately $7,900 and $12,500 which begin to expire in 2030. The deferred tax asset of approximately $1,600 and $2,500 in 2010 and 2011 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2011 was $1,600 and $900.

Note 4 – Stockholders’ Equity

Common Stock

The Company as of December 31, 2010 and 2011 had 45,000,000 shares of authorized common stock, $.001 par value, with 4,900,000 and 4,988,500 shares issued and outstanding.

Preferred Stock

The Company as of December 31, 2010 and 2011 had 5,000,000 shares of authorized preferred stock, $.001 par value, none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Note 5 – Related Party Transactions

All Company consulting revenues in 2010 and 2011 of $6,704 and $7,000 are from a LLC related by common control of a Company officer.  The revenue was earned from providing payroll accounting and human resource consulting.

Note 6 – Going Concern

The Company has suffered losses from operations and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Strategic Dental Management Corp.

(A Developmental Stage Company)

Notes to Financial Statements

December 31, 2010 and 2011

Note 6 – Going Concern (Continued)

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to generate revenues from sales of its dental practice management and consulting services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Note 7 – Subsequent Events

The Company evaluated events subsequent to the balance sheet date of December 31, 2011 through the date that these financial statements were available for issuance and has determined that there are no subsequent events that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated.  Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The officers and directors are as follows:

Name	Age	Positions Held	Since
Brian E. Ray	43	CEO/ CFO/ Director	Inception
1496 N. Higley Rd.		Controller	to Present
Gilbert, AZ 85234

John Lundgreen	42	Secretary/ Director	Inception
1496 N. Higley Rd.			to Present
Gilbert, AZ 85234

Brian E. Ray.    Mr. Ray has been involved in small business development for over 20 years.  He began his career in the mid 1980’s as the owner of a pool and spa service and supply company which he later sold.  In 1993, Mr. Ray started White Pines Construction Inc., a construction management company which managed a number of sub-contractors in all of the construction trades.  The purpose of DEC Technologies was to provide experienced and professional subcontractors to large developers and homeowners as well as real-estate development.  He has managed the construction of many homes including a $3.2 million condominium complex.

In 1996, Mr. Ray sold White Pines Construction and started a business consulting practice.  The primary objectives of RD&D Enterprises were to help small business owners start and operate their business, train employees, raise capital and other facets of business development.

In 1998, Mr. Ray accepted a position with Fuld and Company as a Senior Consultant.  His work at Fuld & Company involved helping senior management and executives of Fortune 500 companies design and implement competitive intelligence processes within their company.  Some of his clients included:  Lockhead Martin, Hughes Space and Communications, Lower Colorado River Authority, Principal Financial Group, John Hancock, Dyno Nobel, Blue Cross and Blue Shield, and The Wall Street Journal.

Mr.  Ray has also had extensive experience in management consulting, team development, customer service consulting, business plan development, strategic plan development, and assistance in company organization.

Currently Mr. Ray is a part owner of LR Properties LLC which is a real-estate investment and development company.  He is also part owner of Baywind Holdings LLC, which owns SofTouch Dental Care LLC as well as Strategic Dental Management.  He volunteers as a boy scout leader and is active in politics.

Mr. Ray earned a Masters of Organizational Behavior in 2000 and a bachelors degree in Psychology and Business Administration in 1995 from Brigham Young University.  He is also a member of the Society of Competitive Intelligence Professionals.

John Lundgreen.  Mr. Lundgreen is experienced in all facets of running a business.   He has worked for 11 years in a variety of leadership capacities in both start-up and publicly traded companies.  In 1993, Mr. Lundgreen began his career with Synergy Solutions, Inc., a start-up software company.   He worked closely with the founder to create and implement a new sales and distribution model.  This strategy led to a significant increase in revenue and profitability.  Two years later, this company was acquired by Artisoft, Inc.

Following the acquisition, Mr. Lundgreen was promoted to manager of major account sales for the Insync division of Artisoft, Inc.  Mr. Lundgreen was successful in attracting and retaining strategic accounts such as Hewlett Packard and Toshiba leading to highest profit margins within the three divisions of the company.

In 1995, Mr. Lundgreen was recruited by the CEO of Artisoft, Inc. to transfer to company headquarters in Cambridge, MA to start-up and run an international operation for the company.  Within two years and through the signing of more than 20 key distribution partners worldwide, this operation grew to account for more than 30% of overall company revenue with a small fraction of the overhead.

With the international operation going smoothly, Mr. Lundgreen managed an inside sales department and later oversaw major account sales activities in addition to running the international operation for Artisoft, Inc.

Since 2003, Mr. Lundgreen has been part owner of LR Properties, LLC; a real estate investment and development company part owner of Baywind Holdings LLC which owns SofTouch Dental Care and part owner of DEC Technologies LLC.    He volunteers with the youth and is involved in scouting.

Mr. Lundgreen earned a bachelors degree in International Finance from Brigham Young University in 1993.  He minored in accounting, economics and Spanish.

Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officer.  We have not paid any compensation to our officers since our inception.

We have no employment agreements with any of our executive officers or employees.

Since our incorporation on January 8, 2010, Brian E. Ray has been our chief executive officer, president, secretary and a director. We have no formal employment or consulting agreement with Mr. Ray.

Since January 8, 2010, John Lundgreen has been our chief financial officer, vice president and a Director. We have no formal employment or consulting agreement with Mr. Lundgreen.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Original Source's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with Original Source.

Based solely on review of the copies of such forms furnished to Original Source, Original Source's two (2) directors did not file their reports on a timely basis.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers

		Annual Compensation			Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Brian E. Ray	2011	-	-	-	-	-	-	-
CEO/ CFO/ Director	2010	-	-	-	-	-	-	-

John Lundgreen	2011	-	-	-	-	-	-	-
Secretary/ Director	2010	-	-	-	-	-	-	-

Compensation Discussion and Analysis

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Options/ SAR Grants

We do not currently have a stock option plan.  No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 10, 2012, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Brian E. Ray	2,400,000	48%
1496 N. Higley Rd.
Gilbert, AZ 85234

John Lundgreen	2,400,000	48%
1496 N. Higley Rd.
Gilbert, AZ 85234

Officers and Directors as a group (2 persons)	4,800,000	96%

Based upon 4,988,500 outstanding common shares as of April 10, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Brian E. Ray and John Lundgreen are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the years ended December 31, 2011 and 2010, there were no transactions with related persons.

Our administrative functions are operated from the home of our president.  We do not pay our president for use of such space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010, were $8070 and $3250 respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for assurance and related services by Ronald R. Chadwick, P.C. that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Ronald R. Chadwick, P.C. for the 2011 and 2010 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2011 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Ronald R. Chadwick, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

All of the following exhibits are incorporated by reference

   3    Articles of Incorporation, By-Laws incorporated by reference to Form S-1 filed November October 4, 2010

         (i)      Articles of Incorporation and amendment.

         (ii)     By-Laws.

  10   License and Assignment Agreement dated August 21, 2009 incorporated by reference to Form S-1 filed November October 4, 2010

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DENTAL MANAGEMENT CORP.

By: /s/ Brian E. Ray

    Brian E. Ray

    CEO, CFO, Controller, Director

    Dated: April 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brian E. Ray

    Brian E. Ray

    CEO, CFO, Controller, Director

    Dated: April 10, 2012

By: /s/ John Kundgreen

    John Lundgreen

    Director

    Dated: April 10, 2012