Form 10-Q
period 2012-03-31
Strategic Dental Management Corp.
filed 2012-05-15
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number:    333-172110

Strategic Dental Management Corp.

(Exact name of Registrant in its charter)

Colorado	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1496 N. Higley Rd. Ste. 104 Gilbert AZ	85234
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(480) 654-9400

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

The number of outstanding shares of the registrant's common stock, May 15, 2012:  Common Stock – 4,988,500

STRATEGIC DENTAL MANAGEMENT, CORP.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

Part 1 – Financial Information

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

BALANCE SHEET

		Mar. 31, 2012
	Dec. 31, 2011	(Unaudited)
ASSETS
Current assets
Cash	$12,455	$10,626
Total current assets	12,455	10,626

Total Assets	$12,455	$10,626

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$332	$425
Convertible notes payable - related party	6,000	6,000
Total current liabilities	6,332	6,425

Total Liabilities	6,332	6,425

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
45,000,000 shares authorized;
4,988,500 shares issued and outstanding	4,989	4,989
Additional paid in capital	13,661	13,661
Deficit accumulated during the dev. stage	(12,527)	(14,449)

Total Stockholders' Equity	6,123	4,201

Total Liabilities and Stockholders' Equity	$12,455	$10,626

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			Jan. 08, 2010
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2012
Revenue - related party	$2,000	$1,500	$15,204

Operating expenses:
General and administrative	3,200	3,329	29,578
	3,200	3,329	29,578

Gain (loss) from operations	(1,200)	(1,829)	(14,374)

Other income (expense):
Miscellaneous income	-	-	200
Interest expense	-	(93)	(275)
	-	(93)	(75)
Income (loss) before
provision for income taxes	(1,200)	(1,922)	(14,449)

Provision for income tax	-	-	-

Net income (loss)	$(1,200)	$(1,922)	$(14,449)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,900,000	4,988,500

The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Jan. 08, 2010
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(1,200)	$(1,922)	$(14,449)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	-	-	(79)
Accrued payables	-	93	425
Write offs	-	-	79
Compenstory stock issuances	-	-	800
Net cash provided by (used for)
operating activities	(1,200)	(1,829)	(13,224)

Cash Flows From Investing Activities:	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowing	-	-	6,000
Sales of common stock	-	-	17,850
Net cash provided by (used for)
financing activities	-	-	23,850

Net Increase (Decrease) In Cash	(1,200)	(1,829)	10,626

Cash At The Beginning Of The Period	7,855	12,455	-
Cash At The End Of The Period	$6,655	$10,626	$10,626

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Strategic Dental) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Strategic Dental believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Strategic Dental’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Strategic Dental’s filings with the Securities and Exchange Commission, including without limitation to this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

At March 31, 2012, Strategic Dental had a cash balance of $10,626, a $1,829 decrease from the $12,455 balance at December 31, 2011.  The decrease was primarily due to general and administrative expenses.

For the period from Inception (January 8, 2010) through March 31, 2012, we did not pursue any investing activities.

For the three months ended March 31, 2012 and 2011, we did not pursue any financing activities.

For the period from Inception (January 8, 2010) through March 31, 2012, we received $6,000 from notes payable – borrowings and $17,850 from the sale of common stock.  As a result, we had net cash provided by financing activities of $23,850 for the period from Inception (January 8, 2010) through March 31, 2012.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, Strategic Dental has incurred losses of $1,829 and $1,200 for the three months ended March 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, we received $1,500 in revenue and had general and administrative expenses of $3,329.  As a result, we had a loss from operations of $1,829 for the three months ended March 31, 2012.

Comparatively, for the three months ended March 31, 2011, we received $2,000 in revenue and had general and administrative expenses of $3,200.  As a result, we had a loss from operations of $1,200 for the three months ended March 31, 2011.  The increased loss from operations between the three months ended March 31, 2012 and 2011 was due to the decrease in revenues for 2012.

For the three months ended March 31, 2012, we had a net loss of $1,922.  We received $93 for accrued payables, resulting in net cash used for operating activities of $1,829.  Comparatively, for the three months ended March 31, 2011, we had net loss of $1,200, and thus had net cash used for operating activities of $1,200.

For the period from inception (January 8, 2010) through March 31, 2012, we had net loss of $14,449.  We spent $79 on accounts receivable, received $425 from accrued payables, received $79 from write offs, and received compensatory stock issuances of $800.  As a result, we had net cash used for operating activities of $13,224 for the period from inception (January 8, 2010) through March 31, 2012.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Strategic Dental to satisfy the requirements of a reporting company.

Going Concern

Our auditors have issued an opinion on our financial statements, which includes a statement describing our going concern status.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations.  This is because we have generated only minimal revenues.   We do not anticipate revenues will significantly increase until we begin heavily marketing the product.  Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in our current public offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.  We can offer no assurance that we will raise any funds in our current public offering.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2012.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Strategic Dental Management Corp.

By:  /s/ Brian E Ray

Brian E Ray, President

Date:  May 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Brian E Ray

Brian E Ray

Principal Executive Officer

Director and President

Date:  May 15, 2012

By:  /s/ John C. Lundgreen

John C. Lundgreen

Principal Financial and Accounting Officer

Director and Secretary/Treasurer

Date:  May 15, 2012