Form 10-Q
period 2012-08-07
Strategic Dental Management Corp.
filed 2012-08-07
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  ☑ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended April 30, 2012

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of outstanding shares of the registrant's common stock, May 15, 2012:  Common Stock – 4,988,500

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2012

STRATEGIC DENTAL MANAGEMENT CORP
(A Development Stage Company)
BALANCE SHEET

		June 30, 2012
	Dec. 31, 2011	(Unaudited)
ASSETS

Current assets
Cash	$ 12,455	$ 14,427
Total current assets	12,455	14,427

Total Assets	$ 12,455	$ 14,427

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$ 332	$ 515
Convertible notes payable - related party	6,000	6,000
Total current liabilities	6,332	6,515

Total Liabilities	6,332	6,515

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
45,000,000 shares authorized;
4,988,500 shares issued and outstanding	4,989	4,989
Additional paid in capital	13,661	13,661
Deficit accumulated during the dev. stage	(12,527)	(10,738)

Total Stockholders' Equity	6,123	7,912

Total Liabilities and Stockholders' Equity	$ 12,455	$ 14,427

 The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Jan. 08, 2010
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2012

Revenue - related party	$—	$4,000	$2,000	$5,500	$19,204

Operating expenses:
General and administrative	—	199	3,200	3,528	29,777
	—	199	3,200	3,528	29,777

Gain (loss) from operations	—	3,801	(1,200)	1,972	(10,573)

Other income (expense):
Miscellaneous income	—	—	—	—	200
Interest expense	—	(90)	—	(183)	(365)
	—	(90)	—	(183)	(165)

Income (loss) before
provision for income taxes	—	3,711	(1,200)	1,789	(10,738)

Provision for income tax	—	—	—	—	—

Net income (loss)	$—	$3,711	$(1,200)	$1,789	$(10,738)

Net income (loss) per share
(Basic and fully diluted)	$—	$0.00	$(0.00)	$0.00

Weighted average number of
common shares outstanding	4,900,000	4,988,500	4,900,000	4,988,500

 The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Jan. 08, 2010
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(1,200)	$1,789	$(10,738)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	—	—	(79)
Accrued payables	—	183	515
Write offs	—	—	79
Compenstory stock issuances	—	—	800
Net cash provided by (used for)
operating activities	(1,200)	1,972	(9,423)

Cash Flows From Investing Activities:
	—	—	—
Net cash provided by (used for)
investing activities	—	—	—

(Continued On Following Page)

 The accompanying notes are an integral part of the financial statements.

STRATEGIC DENTAL MANAGEMENT CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Jan. 08, 2010
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2012

Cash Flows From Financing Activities:
Notes payable - borrowing	—	—	6,000
Sales of common stock	—	—	17,850
Net cash provided by (used for)
financing activities	—	—	23,850

Net Increase (Decrease) In Cash	(1,200)	1,972	14,427

Cash At The Beginning Of The Period	7,855	12,455	—

Cash At The End Of The Period	$6,655	$14,427	$14,427

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

 The accompanying notes are an integral part of the financial statements.

Strategic Dental Management Corp

(A Development Stage Company)

Financial Statements

(Unaudited)

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

5

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

6

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

Date:  August 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Brian E Ray

Brian E Ray

Principal Executive Officer

Director and President

Date:  August 7, 2012

By:  /s/ John C. Lundgreen

John C. Lundgreen

Principal Financial and Accounting Officer

Director and Secretary/Treasurer

Date:  August 7, 2012

7