Form 10-Q/A
period 2012-06-30
Strategic Dental Management Corp.
filed 2012-08-27
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 to

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

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

The number of outstanding shares of the registrant's common stock, August 24, 2012:  Common Stock – 4,988,500

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to file the correct version of the document, as well as to file the 302 and 906 certifications.

This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

STRATEGIC DENTAL MANAGEMENT, CORP.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

Part 1 – Financial Information

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

BALANCE SHEET

		June 30, 2012
	Dec. 31, 2011	(Unaudited)
ASSETS

Current Assets
Cash	$ 12,455	$ 14,427
Total current assets	12,455	14,427

Total Assets	$ 12,455	$ 14,427

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$ 332	$ 515
Convertible notes payable- related party	6,000	6,000
Total Current liabilities	6,332	6,515

Total Liabilities	6,332	6,515

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 45,000,000 shares authorized; 4,988,500 shares issued and outstanding	4,989	4,989
Additional Paid-in Capital	13,661	13,661
Deficit accumulated during development stage	(12,527)	(10,738)

Total Stockholders' Equity	6,123	7,912

Total Liabilities and Stockholders' Equity	$ 12,455	$ 14,427

The accompanying notes are an integral part of the financial statement

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company

STATEMENT OF OPERATIONS

					Period From
					Jan. 08, 2010
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2012

Revenue - related party	0	$4,000	$2,000	$5,500	$19,204

Operating expenses:
General and administrative	0	199	3,200	3,528	29,777
	0	199	3,200	3,528	29,777

Gain (loss) from operations	0	3,801	(1,200)	1,972	(10,573)

Other income (expense):
Miscellaneous income	0	0	0	0	200
Interest expense	0	(90)	0	(183)	(365)
	0	(90)	0	(183)	(165)

Income (loss) before
provision for income taxes	0	3,711	(1,200)	1,789	(10,738)

Provision for income tax	0	0	0	0	0

Net income (loss)	0	$3,711	$(1,200)	$1,789	$(10,738)

Net income (loss) per share
(Basic and fully diluted)	0	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding	4,900,000	4,988,500	4,900,000	4,988,500

The accompanying notes are an integral part of the financial statements

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			Period From
			Jan. 08, 2010
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2012

Cash Flows From Operating Activities:
Net income (loss)	$ (1,200)	$1,789	$(10,738)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities

Accounts receivable	0	0	(79)
Accrued payables	0	183	515
Write offs	0	0	79
Compensary stock issuances	0	0	800
Net cash provided by (used for) operating activities	(1,200)	1,972	(9,423)

Cash Flows From Investing Activities:

Net cash provided by (used for) investing activities	0	0	0
	0	0	0

(Continued on next page)

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Continued from previous page)

			Period From
			Jan. 08, 2010
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2011	June 30, 2012	June 30, 2012
Cash Flows From Financing Activities:
Notes payable - borrowing	0	0	6,000
Sales of common stock	0	0	17,850
Net cash provided by (used for) financing activities	0	0	23,850

Net Increase (Decrease) In Cash	(1,200)	1,972	14,427

Cash At The Beginning Of The Period	7,855	12,455	0

Cash At The End Of The Period	$6,655	$14,427	$14,427

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of the financial statements

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Strategic Dental) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although Strategic Dental believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Strategic Dental’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Strategic Dental’s filings with the Securities and Exchange Commission, including without limitation to this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

At June 30, 2012, Strategic Dental had a cash balance of $14,427, an $1,972 increase from the $12,455 balance at December 31, 2011.  The decrease was primarily due to general and administrative expenses.

For the six months ended June 30, 2012 and 2011, we did not pursue any investing activities.

For the six months ended June 30, 2012 and 2011, we did not pursue any financing activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, Strategic Dental has incurred income and losses of $1,789 and $(1,200) for the six months ended June 30, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011.

For the three months ended June 30, 2012, we received $4,000 in revenue and had general and administrative expenses of $199.  As a result, we had a gain from operations of $3,801 for the three months ended June 30, 2012.

Comparatively, for the three months ended June 30, 2011, we received $0 in revenue and had general and administrative expenses of $0.  As a result, we had a loss from operations of $0 for the three months ended June 30, 2011.  The increased gain from operations between the three months ended June 30, 2012 and 2011 was due to the increase in revenues for 2012.

For the six months ended June 30, 2012, we received $5,500 in revenue and had general and administrative expenses of $3,528.  As a result, we had a gain from operations of $1,972 for the three months ended June 30, 2012.

Comparatively, for the six months ended June 30, 2011, we received $2,000 in revenue and had general and administrative expenses of $3,200.  As a result, we had a loss from operations of ($1,200) for the six months ended June 30, 2011.  The increased gain from operations between the six months ended June 30, 2012 and 2011 was due to the increase in revenues for 2012.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2012.

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

Item 4.  Controls and Procedures

During the period ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

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

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**   XBRL Instance Document

Exhibit 101.SCH**   XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  August 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Brian E Ray

Brian E Ray

Principal Executive Officer

Director and President

Date:  August 24, 2012

By:  /s/ John C. Lundgreen

John C. Lundgreen

Principal Financial and Accounting Officer

Director and Secretary/Treasurer

Date:  August 24, 2012