Form 10-Q
period 2012-09-30
Strategic Dental Management Corp.
filed 2012-11-19
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

The number of outstanding shares of the registrant's common stock, November 19, 2012:  Common Stock – 4,988,600

STRATEGIC DENTAL MANAGEMENT, CORP.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

Part 1 – Financial Information

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

BALANCE SHEET

		September 30, 2012
	Dec. 31, 2011	(Unaudited)
ASSETS

Current assets
Cash	$12,455	$ 15,568
Total current assets	12,455	15,568

Total Assets	$12,455	$ 15,568

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$ 332	$ 605
Convertible notes payable - related party	6,000	6,000
Total current liabilities	6,332	6,605

Total Liabilities	6,332	6,605

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
135,000,000 shares authorized;
4,988,600 shares issued and outstanding	4,989	4,989
Additional paid in capital	13,661	13,661
Deficit accumulated during the dev. stage	(12,527)	(9,687)

Total Stockholders' Equity	6,123	8,963

Total Liabilities and Stockholders' Equity	$12,455	$15,568

The accompanying notes are an integral part of the financial statement

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company

STATEMENT OF OPERATIONS

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2012	Period From Jan. 08, 2010 (Inception) Through Sept. 30, 2012
Revenue - related party	$3,500	$1,500	$5,500	$7,000	$20,704

Operating expenses:
General and administrative	2,120	359	5,320	3,887	30,136
	2,120	359	5,320	3,887	30,136
Gain (loss) from operations	1,380	1,141	180	3,113	(9,432)

Other income (expense):
Miscellaneous income	-	-	-	-	200
Interest expense	(90)	(90)	(90)	(273)	(455)
	(90)	(90)	(90)	(273)	(255)

Income (loss) before provision for income taxes	1,290	1,051	90	2,840	(9,687)
Provision for income tax	-	-	-	-	-

Net income (loss)	$1,290	$1,051	$ 90	$2,840	$(9,687)

Net income (loss) per share
(Basic and fully diluted)	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of common shares outstanding	4,900,000	4,988,500	4,900,000	4,988,500

The accompanying notes are an integral part of the financial statements

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			Period From
			Jan. 08, 2010
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$ 90	$ 2,840	$ (9,687)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	-	-	(79)
Accrued payables	90	273	605
Write offs	-	-	79
Compenstory stock issuances	-	-	800
Net cash provided by (used for)
operating activities	180	3,113	(8,282)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowing	-	-	6,000
Sales of common stock	-	-	17,850
Net cash provided by (used for)
financing activities	-	-	23,850

Net Increase (Decrease) In Cash	180	3,113	15,568

Cash At The Beginning Of The Period	7,855	12,455	-
Cash At The End Of The Period	$8,035	$15,568	$15,568

(Continued on next page)

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Continued from previous page)

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Strategic Dental Management Corp and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Advertising costs

Revenue is recognized on an accrual basis as earned under contract terms.

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

Liquidity and Capital Resources

At September 30, 2012, Strategic Dental had a cash balance of $15,568, a $3,113 increase from the $12,455 balance at December 31, 2011.  The increase was primarily due to increased revenues.

For the nine months ended September 30, 2012 and 2011, we did not pursue any investing activities.

For the nine months ended September 30, 2012 and 2011, we did not pursue any financing activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, Strategic Dental has incurred income of $2,840 and $90 for the nine months ended September 30, 2012 and 2011, respectively, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the Three Months Ended September 30, 2012 and 2011.

For the three months ended September 30, 2012, we received $1,500 in revenue from related parties and had general and administrative expenses of $359.  We had interest expenses of $90.  As a result, we had net income of $1,051 for the three months ended September 30, 2012.

Comparatively, for the three months ended September 30, 2011, we received $3,500 in revenue from related parties and had general and administrative expenses of $2,120.  We had interest expenses of $90.  As a result, we had net income of $1,290 for the three months ended September 30, 2011.  The decreased gain from operations between the three months ended September 30, 2012 and 2011 was due to a decrease in revenues for 2012, though it was tempered by a decrease in general and administrative expenses between 2011 and 2012.

For the nine months ended September 30, 2012, we received $7,000 in revenue and had general and administrative expenses of $3,887.  We had interest expenses of $273.  As a result, we had net income of $2,840 for the nine months ended September 30, 2012.

Comparatively, for the nine months ended September 30, 2011, we received $5,500 in revenue and had general and administrative expenses of $5,320.  We had interest expenses of $90.  As a result, we had net income of $90 for the nine months ended September 30, 2011.  The increased gain from operations between the nine months ended September 30, 2012 and 2011 was due to the increase in revenues for 2012 along with a decrease in general and administrative expenses.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2012.

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

Item 4.  Controls and Procedures

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  November 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Brian E Ray

Brian E Ray

Principal Executive Officer

Director and President

Date:  November 19, 2012

By:  /s/ John C. Lundgreen

John C. Lundgreen

Principal Financial and Accounting Officer

Director and Secretary/Treasurer

Date:  November 19, 2012