Form 10-K
period 2012-12-31
Strategic Dental Management Corp.
filed 2013-03-06
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  000-54717

STRATEGIC DENTAL MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

COLORADO	27-1340346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

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

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $15,425.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 6, 2013 was 5,108,500 shares of its $.001 par value common stock.

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

License and Assignment Agreement

At December 31, 2011 the registrant had a note payable for $6,000 to American Business Services, Inc., a company owned by Phil Ray, the father of our CEO Brian Ray.  This convertible note was unsecured and bore a compounding monthly interest of 6%.  This note was converted into 120,000 common shares of the registrant by the holder in December 2012 at $.05 per share, who also contributed interest due him of $563 to the capital of the registrant. Interest expense from the note in 2011 and 2012 was $182 and $381.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The registrant executive offices consists of 500 square feet and are located at 1496 N. Higley Rd., Gilbert, AZ 85234, in space presently leased by the registrant's officers supplied at no charge to the registrant.  The registrant believes that its current office space will be adequate for the foreseeable future.  We have no plans to lease additional space in the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Strategic Dental.

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

    Holders.  There were 33 record holders of Strategic Dental’s common stock as of March 6, 2013.

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

Liquidity and Capital Resources

At December 31, 2012, Strategic Dental had a cash balance of $4,949, which represents a $7,506 decrease from the $12,455 balance at December 31, 2011.  The decrease is primarily a result of increased general and administrative expenses, as well as an increase in accrued payables.

For the year ended December 31, 2012, and 2011, we did not pursue any investing activities.

For the year ended December 31, 2012, we did not pursue any financing activities.  For the year ended December 31, 2011, we received $8,850 from the sale of common stock.  As a result, we had net cash provided by financing activities of $8,850 for the year ended December 31, 2011.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Strategic Dental has incurred net losses of $9,387 and $4,661 for the years ended December 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated February 7, 2013. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Strategic Dental’s operating results.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

Strategic Dental incurred a net loss of $9,387 in 2012 versus a net loss of $4,661 in 2011. General and administrative expenses were $16,506 in 2012 compared to $11,479 in 2011, an increase of $5,027.

For the year ended December 31, 2012, we had a net loss of $9,387 during the development stage.  We received $1,318 from accrued payables, resulting in net cash used for operating activities of $8,069 for the year ended December 31, 2012.

For the year ended December 31, 2011, we had a net loss of $4,661 during the development stage.  We received $332 from accrued payables, and $79 in write offs resulting in net cash used for operating activities of $4,250 for the year ended December 31, 2011

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Strategic Dental to satisfy the requirements of a reporting company.

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

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRATEGIC DENTAL MANAGEMENT CORP.

(A Development Stage Company)

  Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED

    PUBLIC ACCOUNTING FIRM

   16

 FINANCIAL STATEMENTS

 Consolidated balance sheet

   17

 Consolidated statement of operations

   18

 Consolidated statement of stockholders’ equity

   19

 Consolidated statement of cash flows

   20

 Notes to consolidated financial statements

   21

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

Board of Directors

Strategic Dental Management Corp.

Mesa, Arizona

I have audited the accompanying consolidated balance sheets of Strategic Dental Management Corp. (a development stage company) as of December 31, 2011 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2012, and for the  period from January 8, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Dental Management Corp.  at  December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2012, and for the  period from January 8, 2010 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

       Ronald R. Chadwick, P.C.

February 7, 2013

      RONALD R. CHADWICK, P.C.

STRATEGIC DENTAL MANAGEMENT CORP (A Development Stage Company) CONSOLIDATED BALANCE SHEET	Dec. 31, 2011	Dec. 31, 2012
ASSETS

Current assets
Cash	$ 12,455	$ 4,949
Total current assets	12,455	4,949

Total Assets	$ 12,455	$ 4,949

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$ 332	$ 1,650
Convertible notes payable - related party	6,000	-
Total current liabilities	6,332	1,650

Total Liabilities	6,332	1,650

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 45,000,000 shares authorized; 4,988,500 (2011) and 5,108,500 (2012) shares issued and outstanding	4,989	5,109
Additional paid in capital	13,661	20,104
Deficit accumulated during the dev. stage	(12,527)	(21,914)

Total Stockholders' Equity	6,123	3,299

Total Liabilities and Stockholders' Equity	$ 12,455	$ 4,949

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012	Period From Jan. 08, 2010 (Inception) Through Dec. 31, 2012

Revenue - related party	$ 7,000	$ 7,500	$ 21,204

Operating expenses:
General and administrative	11,479	16,506	42,755
	11,479	16,506	42,755

Gain (loss) from operations	(4,479)	(9,006)	(21,551)

Other income (expense):
Miscellaneous income	-	-	200
Interest expense	(182)	(381)	(563)
	(182)	(381)	(363)
Income (loss) before
provision for income taxes	(4,661)	(9,387)	(21,914)

Provision for income tax	-	-	-

Net income (loss)	$ (4,661)	$ (9,387)	$ (21,914)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	4,914,750	4,988,829

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Common Stock Amount ($.001 Par)	Paid In Capital	Deficit Accumulated During The Development Stage	Stockholders' Equity

Balances at Jan. 08, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	800,000	800			800
Sales of common stock	4,100,000	4,100	4,900		9,000
Net income (loss) for the period				(7,866)	(7,866)

Balances at December 31, 2010	4,900,000	$ 4,900	$ 4,900	$ (7,866)	$ 1,934

Sales of common stock	88,500	89	8,761		8,850
Net income (loss) for the year				(4,661)	(4,661)

Balances at December 31, 2011	4,988,500	$ 4,989	$ 13,661	$ (12,527)	$ 6,123

Note payable conversion	120,000	120	5,880		6,000
Debt relief		563			563
Net income (loss) for the year				(9,387)	(9,387)

Balances at December 31, 2012	5,108,500	$ 5,672	$ 19,541	$ (21,914)	$ 3,299

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012	Period From Jan. 08, 2010 (Inception) Through Dec. 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$ (4,661)	$ (9,387)	$ (21,914)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Accounts receivable	-	-	(79)
Accrued payables	332	1,318	1,650
Write offs	79	-	79
Compensatory stock issuances	-	-	800

Net cash provided by (used for) operating activities	(4,250)	(8,069)	(19,464)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for) investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowing	-	-	6,000
Sales of common stock	8,850	-	17,850
Net cash provided by (used for) financing activities	8,850	-	23,850
Net Increase (Decrease) In Cash	4,600	(8,069)	4,386
Cash At The Beginning Of The Period	7,855	12,455	-
Cash At The End Of The Period	$ 12,455	$ 4,386	$ 4,386
Schedule Of Non-Cash Investing And Financing Activities
In 2012 a related party lender converted a $6,000 note into 120,000 shares of common stock, and forgave $563 in accrued interest
Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

Strategic Dental Management Corp.

(A Developmental Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011 and 2012

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Strategic Dental Management Corp. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Advertising expenses

Advertising costs are expensed when incurred. No advertising was conducted during the years ended December 31, 2011 and 2012.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

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

Note 2 — Notes payable

At December 31, 2011 the Company had a note payable for $6,000 to a company related by common control, unsecured, which bore no interest until June 28, 2011 and 6% compounded monthly thereafter, with principal and interest due in full at June 28, 2012. The note was converted into 120,000 shares of common stock by the Holder in December 2012 at $.05 per share, who also contributed interest due him of $563 to the capital of the Company. Interest expense from the note in 2011 and 2012 was $182 and $381.

Note 3 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. At December 31, 2011 and 2012 the Company had net operating loss carryforwards of approximately $12,500 and $22,000 which begin to expire in 2030. The deferred tax asset of approximately $2,500 and $4,400 in 2011 and 2012 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2012 was$900 and $1,900.

Note 4 – Stockholders’ Equity

Common Stock

The Company as of December 31, 2011 and 2012 had 45,000,000 shares of authorized common stock, $.001 par value, with 4,988,500 and 5,108,500 shares issued and outstanding.

Preferred Stock

The Company as of December 31, 2011 and 2012 had 5,000,000 shares of authorized preferred stock, $.001 par value, none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Note 5 – Related Party Transactions

All Company consulting revenues in 2011 and 2012 of $7,000 and $7,500 are from a LLC related by common control of a Company officer.  The revenue was earned from providing payroll accounting and human resource consulting.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Strategic Dental's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with Strategic Dental.

Based solely on review of the copies of such forms furnished to Strategic Dental, Strategic Dental’s two (2) directors did not file their reports on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers

		Annual Compensation			Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Brian E. Ray	2012	-	-	-	-	-	-	-
CEO/ CFO/ Director	2011	-	-	-	-	-	-	-

John Lundgreen	2012	-	-	-	-	-	-	-
Secretary/ Director	2011	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 6, 2013, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Brian E. Ray	2,400,000	47%
1496 N. Higley Rd.
Gilbert, AZ 85234

John Lundgreen	2,400,000	47%
1496 N. Higley Rd.
Gilbert, AZ 85234

Officers and Directors as a group (2 persons)	4,800,000	94%

Based upon 5,108,500 outstanding common shares as of March 6, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Brian E. Ray and John Lundgreen are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

At December 31, 2011 the registrant had a note payable for $6,000 to American Business Services, Inc., a company owned by Phil Ray, the father of our CEO Brian Ray.  This convertible note was unsecured and bore a compounding monthly interest of 6%.  This note was converted into 120,000 common shares of the registrant by the holder in December 2012 at $.05 per share, who also contributed interest due him of $563 to the capital of the registrant. Interest expense from the note in 2011 and 2012 was $182 and $381.

During the years ended December 31, 2011, there were no transactions with related persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011, were $7,250 and $8,070, respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for assurance and related services by Ronald R. Chadwick, P.C. that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. for the 2012 and 2011 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Ronald R. Chadwick, P.C. for the 2012 and 2011 fiscal years.

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

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) The following exhibits are included herewith:

Exhibit No.	Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	February 8, 2011
3.2	Bylaws	Form S-1	February 8, 2011
10.1	Softouch Dental Agreement	Form S-1	February 8, 2011
10.2	American Business Services Note	Form S-1	February 8, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DENTAL MANAGEMENT CORP.

By: /s/ Brian E. Ray

    Brian E. Ray

    CEO, CFO, Controller, Director

    Dated: March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brian E. Ray

    Brian E. Ray

    CEO, CFO, Controller, Director

    Dated: March 6, 2013

By: /s/ John Lundgreen

    John Lundgreen

    Director

    Dated: March 6, 2013