Form 10-Q
period 2013-03-31
Strategic Dental Management Corp.
filed 2013-05-15
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number:   000-54717

Strategic Dental Management Corp.

(Exact name of Registrant in its charter)

Colorado	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

167 Penn Street Washington Boro, Pennsylvania	17582
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(717) 215-9872

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

The number of outstanding shares of the registrant's common stock, May 14, 2013:  Common Stock – 5,108,500

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding capital expenditures; and

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel on whom we depend;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and

•	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as otherwise required by applicable law.

Part 1 – Financial Information

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets

	3/31/2013 (Unaudited)	December 31, 2012
Assets
Current assets
Cash	$ 567	$ 4,949
Total current assets	567	4,949

Total Assets	$ 567	$ 4,949

Liabilities and Stockholders' Equity
Current liabilities:
Accrued payables	$ 150	$ 1,650
Total current liabilities	150	1,650

Commitments and Contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized; 5,108,500 shares issued and outstanding, March 31, 2013 and December 31, 2012	5,109	5,109
Additional paid-in capital	20,104	20,104
Deficit accumulated during the development stage	(24,796)	(21,914)
Total stockholders' equity	417	3,299

Total Liabilities and Stockholders' Equity	$ 567	$ 4,949

See accompanying notes to consolidated financial statements

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From January 8, 2010 (Inception) to March 31, 2013
Revenue - related party	$ 1,200	$ 1,500	$ 22,404

Operating expenses
General and administrative	4,082	3,329	46,837
Total operating expenses	4,082	3,329	46,837

Loss from operations	(2,882)	(1,829)	(24,433)

Other income (expense)
Miscellaneous income	-	-	200
Interest expense	-	(93)	(563)
Total other income (expense)	-	(93)	(363)

Net loss	$ (2,882)	$ (1,922)	$ (24,796)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	5,108,500	4,988,500

See accompanying notes to consolidated financial statements

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock, $0.001 Par Value Shares	Common Stock, $0.001 Par Value Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - January 8, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	800,000	800	-	-	800

Sales of common stock	4,100,000	4,100	4,900	-	9,000

Net loss for the period	-	-	-	(7,866)	(7,866)

Balance - December 31, 2010	4,900,000	4,900	4,900	(7,866)	1,934

Sales of common stock	88,500	89	8,761	-	8,850

Net loss for the year	-	-	-	(4,661)	(4,661)

Balance - December 31, 2011	4,988,500	4,989	13,661	(12,527)	6,123

Note payable conversion	120,000	120	5,880	-	6,000

Debt relief	-	-	563	-	563

Net loss for the year	-	-	-	(9,387)	(9,387)

Balance - December 31, 2012	5,108,500	5,109	20,104	(21,914)	3,299

Net loss for the period	-	-	-	(2,882)	(2,882)

Balance - March 31, 2013 (Unaudited)	5,108,500	$ 5,109	$ 20,104	$ (24,796)	$ 417

See accompanying notes to consolidated financial statements

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From January 8, 2010 (Inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (2,882)	$ (1,922)	$ (24,796)
Changes in operating assets and liabilities:
Accounts receivable	-	-	(79)
Accrued payables	(1,500)	93	150
Write offs	-	-	642
Compensatory stock issuances	-	-	800
Net Cash Used In Operating Activities	(4,382)	(1,829)	(23,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - borrowing	-	-	6,000
Sales of common stock	-	-	17,850
Net Cash Provided By Financing Activities	-	-	23,850

Net increase in cash	(4,382)	(1,829)	567

Cash - Beginning of Period	4,949	12,455	-

Cash - End of Period	$ 567	$ 10,626	$ 567

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-Cash Transactions:
In 2012 a related party lender converted a $6,000 note into 120,000 shares of common stock, and forgave $563 in accrued interest

See accompanying notes to consolidated financial statements

STRATEGIC DENTAL MANAGEMENT CORP

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 Nature of Operations

Strategic Dental Management Corp. (the “Company”) was incorporated on January 8, 2010 in the State of Colorado. The Company has had limited activity and revenue and is in the development stage. The Company provides consulting and management services to the dental industry.

On March 6, 2013, the Company came under new ownership and is currently inactive. The Company intends to seek new business opportunities including the acquisition of, or merger with, an existing business.

See Form 8-K filed on March 12, 2013 for additional information pertaining to the change in control.

The Company has chosen December 31 as a year end.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 6, 2013, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include equity based financing and the development of the business plan.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: assessment of the recoverability of long-lived assets.

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Property and equipment

The Company has no property or equipment at this time.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collection is reasonably assured.

Advertising expenses

Advertising costs are expensed when incurred.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,882 and net cash used in operations of $4,382 for the three months ended March 31, 2013, and a deficit accumulated during the development stage of $24,796 at March 31, 2013.  In addition, the Company is in the development stage and has not yet generated significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Note Payable

The Company had a note payable for $6,000 to a company related by common control, unsecured, which bore no interest until June 28, 2011 and 6% compounded monthly thereafter, with principal and interest due in full at June 28, 2012. The note was converted into 120,000 shares of common stock by the Holder in December 2012 at $.05 per share, who also contributed interest due of $563 to the capital of the Company. Interest expense on the note was $93 for the three months ended March 31, 2012.

Note 5 Related Party Transactions

All Company consulting revenues for the three months ended March 31, 2013 and 2012 of $1,200 and $1,500 are from a LLC related by common control of a Company officer.  The revenue was earned from providing payroll accounting and human resource consulting.

Note 6 Shareholders’ Equity

Common Stock - The Company as of March 31, 2013 and December 31, 2012 had 45,000,000 shares of authorized common stock, $.001 par value, with 5,108,500 shares issued and outstanding.

Preferred Stock - The Company as of March 31, 2013 and December 31, 2012 had 5,000,000 shares of authorized preferred stock, $.001 par value, none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Note 7 Income Taxes

As of March 31, 2013, the Company provided a full valuation allowance against deferred tax assets based on the weight of the available evidence, both positive and negative, including the Company’s operating losses, which indicate that it is more likely than not that such benefits will not be realized.

Note 8 Commitments and Contingencies

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operation

We were incorporated under the laws of the State of Colorado on January 8, 2010. We are a development stage company, formed to build dental practices from scratch or to acquire existing dental practices and manage all aspects of the dental practices including payroll, human resources, collections, personnel, training etc.  In addition, we planned to consult with other dental practices and train employees, manage day to day operations, provide all financial and accounting services etc.  However, due to the costs associated with these plans, we have decided to pursue other business opportunities.

Our current plan of operation is to raise additional capital to maintain the Company in good standing and to explore new business opportunities. We currently have no definitive agreements with any prospective business combination. There are no assurances that we will find a suitable business with which to combine.

As a result of our limited resources, we expect to target only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Any new business opportunities will likely require additional capital. We anticipate additional funding will be in the form of equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing.

Recent Corporate Developments

On March 6, 2013, we came under new ownership and are currently inactive. We intend to seek new business opportunities including the acquisition of, or merger with, an existing business.

Significant Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

Results of Operations

For Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, we received $1,200 in revenue and had general and administrative expenses of $4,082.  As a result, we had a loss from operations of $2,882 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we received $1,500 in revenue and had general and administrative expenses of $3,382.  As a result, we had a loss from operations of $1,829 for the three months ended March 31, 2012.  The increased loss from operations between the three months ended March 31, 2013 and 2012 was due to the increase in general and administrative expenses for 2013.

For the three months ended March 31, 2013, we had a net loss of $2,882.  We paid $1,500 for accrued payables, resulting in net cash used for operating activities of $4,382.  Comparatively, for the three months ended March 31, 2012, we had net loss of $1,922, and received $93 for accrued payables, resulting in net cash used for operating activities of $1,829.

For the period from inception (January 8, 2010) through March 31, 2013, we had net loss of $24,796.  We spent $79 on accounts receivable, received $150 from accrued payables, received $642 from write offs, and received compensatory stock issuances of $800.  As a result, we had net cash used for operating activities of $23,283 for the period from inception (January 8, 2010) through March 31, 2013.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the Company to satisfy the requirements of a United States reporting company.

Liquidity and Capital Resources

At March 31, 2012, Strategic Dental had a cash balance of $567, a $4,382 decrease from the $4,949 balance at December 31, 2012.  The decrease was primarily due to an increase in general and administrative expenses.

For the period from Inception (January 8, 2010) through March 31, 2013, we did not pursue any investing activities.

For the three months ended March 31, 2013 and 2012, we did not pursue any financing activities.

For the period from Inception (January 8, 2010) through March 31, 2013, we received $6,000 from notes payable – borrowings and $17,850 from the sale of common stock.  As a result, we had net cash provided by financing activities of $23,850 for the period from Inception (January 8, 2010) through March 31, 2013.

Going Concern

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations in our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  These conditions raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), as of March 31, 2013.  Based on this evaluation, our principal executive officer and principal financial officer has concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements.  The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibits
31	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC DENTAL MANAGEMENT CORP.

By:	/s/ Austin Kibler
Austin Kibler
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	May 14 , 2013