Form 10-Q
period 2013-06-30
Drywave Technologies, Inc.
filed 2013-08-14
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number:   000-54717

Drywave Technologies, Inc.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

167 Penn Street Washington Boro, Pennsylvania	17582
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(717) 215-9872

Strategic Dental Management Corp.

(Former name, former address and former fiscal year, if changed since last report)

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

The number of outstanding shares of the registrant's common stock, August 14, 2013:  Common Stock – 116,218,383

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

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

Drywave Technologies, Inc.

(Formerly known as Strategic Dental Management Corp.)

(A Development Stage Company)

Part 1 – Financial Information

Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets
Cash	$ 1,512	$ 4,949
Total current assets	1,512	4,949

Total Assets	$ 1,512	$ 4,949

Liabilities and Stockholders' Equity
Current liabilities:
Accrued payables	$ 150	$ 1,650
Due to related party	6,765	-
Total current liabilities	6,915	1,650

Commitments and Contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 116,218,383 shares issued and outstanding, June 30, 2013 and December 31, 2012	116,218	116,218
Additional paid-in capital	(91,005)	(91,005)
Deficit accumulated during the development stage	(30,616)	(21,914)
Total stockholders' equity	(5,403)	3,299

Total Liabilities and Stockholders' Equity	$ 1,512	$ 4,949

See accompanying notes to consolidated financial statements

Drywave Technologies, Inc.

(Formerly known as Strategic Dental Management Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months		From January 8, 2010
	Ended June 30,		Ended June 30,		(Inception) to
	2013	2012	2013	2012	June 30, 2013

Revenue - related party	$1,000	$4,000	$ 2,200	$5,500	$ 23,404

Operating expenses
General and administrative	6,820	199	10,902	3,528	53,657
Total operating expenses	6,820	199	10,902	3,528	53,657

Income (loss) from operations	(5,820)	3,801	(8,702)	1,972	(30,253)

Other income (expense)
Miscellaneous income	-	-	-	-	200
Interest expense	-	(90)	-	(183)	(563)
Total other income (expense)	-	(90)	-	(183)	(363)

Net income (loss)	$(5,820)	$3,711	$(8,702)	$1,789	$(30,616)

Net income (loss) per common share - basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted average number
of common shares outstanding - basic and diluted	116,218,383	113,488,383	116,218,383	113,488,383

See accompanying notes to consolidated financial statements

Drywave Technologies, Inc.

(Formerly known as Strategic Dental Management Corp.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From January 8, 2010 (Inception) to June 30, 2013 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance - January 8, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	18,200,000	18,200	(17,400)	-	800

Sales of common stock	93,275,000	93,275	(84,275)	-	9,000

Net loss for the period	-	-	-	(7,866)	(7,866)

Balance - December 31, 2010	111,475,000	111,475	(101,675)	(7,866)	1,934

Sales of common stock	2,013,383	2,013	6,837	-	8,850

Net loss for the year	-	-	-	(4,661)	(4,661)

Balance - December 31, 2011	113,488,383	113,488	(94,838)	(12,527)	6,123

Note payable conversion	2,730,000	2,730	3,270	-	6,000

Debt relief	-	-	563	-	563

Net loss for the year	-	-	-	(9,387)	(9,387)

Balance - December 31, 2012	116,218,383	116,218	(91,005)	(21,914)	3,299

Net loss for the period (unaudited)	-	-	-	(8,702)	(8,702)

Balance - June 30, 2013 (Unaudited)	116,218,383	$ 116,218	$ (91,005)	$ (30,616)	$ (5,403)

See accompanying notes to consolidated financial statements

Drywave Technologies, Inc.

(Formerly known as Strategic Dental Management Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months		From January 8, 2010
	Ended June 30,		(Inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,702)	$ 1,789	$(30,616)
Changes in operating assets and liabilities:
Accounts receivable	-	-	(79)
Accrued payables	(1,500)	183	150
Due to related party	6,765	-	6,765
Write offs	-	-	642
Compensatory stock issuances	-	-	800
Net Cash Provided by (Used In) In Operating Activities	(3,437)	1,972	(22,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - borrowing	-	-	6,000
Sales of common stock	-	-	17,850
Net Cash Provided By Financing Activities	-	-	23,850

Net increase (decrease) in cash	(3,437)	1,972	1,512

Cash - Beginning of Period	4,949	12,455	-

Cash - End of Period	$ 1,512	$14,427	$ 1,512

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-Cash Transactions:
In 2012 a related party lender converted a $6,000 note into 120,000 shares of common stock, and forgave $563 in accrued interest

See accompanying notes to consolidated financial statements

Drywave Technologies, Inc.

(Formerly known as Strategic Dental Management Corp.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 1 Nature of Operations

Drywave Technologies, Inc., formerly known as Strategic Dental Management Corp. (the “Company”) was incorporated on January 8, 2010 in the State of Colorado.  On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware.  The Company has had limited activity and revenue and is in the development stage. The Company provides consulting and management services to the dental industry.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

On July 16, 2013, the Company executed a 22.75 for 1 stock split.  As a result of the split, each outstanding share of the Company before the split represents 22.75 shares of common stock after the split.  All share and per share amounts have been retroactively restated to reflect the split.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $8,702 and net cash used in operations of $3,437 for the six months ended June 30, 2013, and a deficit accumulated during the development stage of $30,616 at June 30, 2013.  In addition, the Company is in the development stage and has not yet generated significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Note Payable

The Company had a note payable for $6,000 to a company related by common control, unsecured, which bore no interest until June 28, 2011 and 6% compounded monthly thereafter, with principal and interest due in full at June 28, 2012. The note was converted into 2,730,000 shares of common stock by the Holder in December 2012 at $.002 per share, who also contributed interest due of $563 to the capital of the Company. Interest expense on the note was $90 and $183 for the three and six months ended June 30, 2012, respectively.

Note 5 Related Party Transactions

All Company revenues for the six months ended June 30, 2013 and 2012 of $2,200 and $5,500 and the three months ended June 30, 2013 and 2012 of $1,000 and $4,000, respectively, are from a LLC related by common control of a Company officer.  The revenue was earned from providing payroll accounting and human resource consulting.

Note 6 Shareholders’ Equity

Common Stock - The Company as of June 30, 2013 and December 31, 2012 had 200,000,000 shares of authorized common stock, $.001 par value, with 116,218,383 shares issued and outstanding.

Preferred Stock - The Company as of June 30, 2013 and December 31, 2012 had 10,000,000 shares of authorized preferred stock, $.001 par value, none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Note 7 Income Taxes

As of June 30, 2013, the Company provided a full valuation allowance against deferred tax assets based on the weight of the available evidence, both positive and negative, including the Company’s operating losses, which indicate that it is more likely than not that such benefits will not be realized.

Note 8 Commitments and Contingencies

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

Recent Corporate Developments

We were incorporated in the State of Colorado on January 8, 2010 under the name “Strategic Dental Management Corp.” In the first quarter of 2013, we entered into preliminary negotiations with Drywave Technologies USA, Inc., a Delaware corporation (“Drywave USA”) whereby we would acquire Drywave USA and Drywave USA would become our wholly-owned operating subsidiary (the “Reverse Merger”).  On March 6, 2013, we came under new ownership through the purchase of 93.5% of our issued and outstanding common stock.  We filed a Current Report on Form 8-K with the SEC noticing the change of control.  As a condition precedent to the Reverse Merger, we agreed to effectuate the following corporate actions: (1) Name change (the “Name Change”) from “Strategic Dental Management Corp” to “Drywave Technologies, Inc.”; (2) reincorporation (the “Reincorporation”) from the State of Colorado to the State of Delaware; and (3) twenty two and seventy five hundredths  (22.75) for one (1) forward-split (the “Forward-Split”) of our shares (the Name Change, Reincorporation and Forward-Split are referred to collectively herein as the “Corporate Actions”). On May16, 2013 our Board and our majority stockholder approved the Corporate Actions. On June 20, 2013, we filed a definitive information statement on Schedule 14C describing the Corporate Actions. The Financial Industry Regulatory Authority (“FINRA”) notified us that the Corporate Actions had been approved with an effective date of July 16, 2013.

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

Results of Operations

For Three and Six Months Ended June 30, 2013 and 2012

For the three and six months ended June 30, 2013, we received $1,000 and $2,200 in revenue, respectively and had general and administrative expenses of $6,820 and 10,902,

respectively.  As a result, we had a loss from operations of $5,820 and $8,702 for the three and six months ended June 30, 2013.

Comparatively, for the three and six months ended June 30, 2012, we received $4,000 and $5,500 in revenue, respectively, and had general and administrative expenses of $199 and 3,528, respectively.  As a result, we had income from operations of $3,711 and $1,789 for the three and six months ended June 30, 2012.  The increased loss from operations between the three and six months ended June 30, 2013 and 2012 was due to the loss of revenue as well as an increase in general and administrative expenses for 2013.

For the six months ended June 20, 2013, we had a net loss of $8,702.  We paid $1,500 for accrued payables and recorded a due to related party of $6,765, resulting in net cash used for operating activities of $3,437.  Comparatively, for the six months ended June 30, 2012, we had net income of $1,789, and received $183 for accrued payables, resulting in net cash provided by operating activities of $1,972.

For the period from inception (January 8, 2010) through June 30, 2013, we had net loss of $30,616.  We spent $79 on accounts receivable, received $150 from accrued payables, received $6,765 from due to related party, received $642 from write offs, and received compensatory stock issuances of $800.  As a result, we had net cash used for operating activities of $22,338 for the period from inception (January 8, 2010) through June 30, 2013.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the Company to satisfy the requirements of a United States reporting company.

Liquidity and Capital Resources

At June 30, 2013, the Company had a cash balance of $1,512, a $3,437 decrease from the $4,949 balance at December 31, 2012.  The decrease was primarily due to an increase in general and administrative expenses.

For the period from Inception (January 8, 2010) through June 30, 2013, we did not pursue any investing activities.

For the six months ended June 30, 2013 and 2012, we did not pursue any financing activities.

For the period from Inception (January 8, 2010) through June 30, 2013, we received $6,000 from note payable – borrowings and $17,850 from the sale of common stock.  As a result, we had net cash provided by financing activities of $23,850 for the period from Inception (January 8, 2010) through June 30, 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), as of June 30, 2013.  Based on this evaluation, our principal executive officer and principal accounting officer has concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DRYWAVE TECHNOLOGIES, INC.

By:	/s/ Austin Kibler
Austin Kibler
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	August 14 , 2013