Form 10-K
period 2013-12-31
Drywave Technologies, Inc.
filed 2014-04-15
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54717

DRYWAVE TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in its Charter)

Delaware	27-1340346
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
167 Penn Street, Washington Boro, Pennsylvania	17582
(Address of Principal Executive Offices)	(Zip Code)

(717) 215-9872

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  [  ]  Yes  [X]   No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act   [X]   Yes  [  ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]   Yes  [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 [  ]  Yes  [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herin, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is  [  ]  a large accelerated filer,[  ]  an accelerated file,[  ]  a non-accelerated filer, or  [X]   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 [  ]  Yes  [X]   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter (June 30, 2013) was $16,746.

Number of shares of issuer’s common stock outstanding as of April 15, 2014:  116,218,383

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as otherwise required by applicable law.

1PART I

ITEM 1.  BUSINESS

Drywave Technologies, Inc. (“Drywave”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Colorado on January 8, 2010 (Inception) under the name of Strategic Dental Management Corp.  We are a development stage company, formed to build dental practices from scratch or to acquire existing dental practices and manage all aspects of the dental practices including payroll, human resources, collections, personnel, training, etc.  In addition, we planned to consult with other dental practices and train employees, manage day to day operations, provide all financial and accounting services, etc.

From Inception to date, we have generated very little revenues, and our operations have been limited to organizational, start-up, and capital formation activities.   We currently have no employees other than our officer, who is also a director.

Our Current Business

On March 6, 2013, the Company came under new ownership and currently has minimal activity. The Company intends to seek new business opportunities including the acquisition of, or merger with, an existing business. We have begun preliminary negotiations for a potential merger but there can be no assurance that we will be able to enter into any definitive agreements.   On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If we require additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another entity. We may also acquire stock or assets of an existing business. Upon the consummation of the transaction, it is likely that our present management will no longer be in control of our Company.

As of the date hereof, we have not entered into any formal agreements for a business combination or opportunity. If and when any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the SEC.

Intellectual Property

We have not registered any patents or trademarks.

Employees

We are currently operated by Austin Kibler, our Chief Executive Officer and Director. We do not anticipate hiring employees in the near future unless we complete an acquisition of, or merger with, an existing business.

Research and Development

Prior to our decision to seek new business opportunities through a merger with, or acquisition of, a target business, we did not incur any research and development expenses during the years ended December 31, 2013 and 2012.

Legal

We are not aware of any legal proceedings relating to securities or other proceedings that could have an adverse impact on the Company in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 1A.  RISK FACTORS

Risks Associated with our Company

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our Company.

A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our Company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $4,422 and a working capital deficit of $9,810 as of December 31, 2013. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect upon our Company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our Company.

We do not have any targets for a business combination or other transaction and we have no minimum standards for a business combination.

We have no definitive arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Risks Associated with our Common Stock

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit investors’ ability to buy and sell our shares of common stock and may have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The registrant executive office is located at 167 Penn St, Washington Boro, Pennsylvania.  We are using space free of charge as it belongs to our Chief Executive Officer Austin Kibler.  We believe this space will be sufficient until we merge with or acquire a target business.  We do not own or lease any real property elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no litigation pending or threatened by or against the registrant.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by FINRA. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.”

Our common stock is traded on the FINRA OTC Bulletin Board under the symbol “DWTP”. There has been no trading market for Drywave Technologies, Inc. stock since Inception.

Transfer Agent

VStock Transfer, LLC is the registrar and transfer agent for our shares of common stock. Its address is 150 West 46th Street, 6th Floor, New York, NY 10036; Telephone: (212) 828-8436.

Holders of Record

As of April 15, 2014, there were 53 stockholders of record of our common stock holding an aggregate of 116,218,383 shares issued and outstanding.

Dividend Policy

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended December 31, 2013 and 2012, there were no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.  The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies that we believe to be most important to the presentation of our financial statements and that require the most difficult, subjective and complex judgments, are outlined below in the “Summary of Significant Accounting Policies,” as disclosed in this Annual Report on Form 10-K.

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

Recent Corporate Developments

We were incorporated in the State of Colorado on January 8, 2010 under the name Strategic Dental Management Corp.  In the first quarter of 2013, we entered into preliminary negotiations with Drywave Technologies USA, Inc., a Delaware corporation (“Drywave USA”) whereby we would acquire Drywave USA and Drywave USA would become our wholly-owned operating subsidiary (the “Reverse Merger”).  On March 6, 2013, we came under new ownership through the purchase of 93.5% of our issued and outstanding common stock.  We filed a Current Report on Form 8-K with the SEC noticing the change of control.  As a condition precedent to the Reverse Merger, we agreed to effectuate the following corporate actions: (1) Name change (the “Name Change”) from “Strategic Dental Management Corp” to “Drywave Technologies, Inc.”; (2) reincorporation (the “Reincorporation”) from the State of Colorado to the State of Delaware; and (3) twenty two and seventy five hundredths  (22.75) for one (1) forward-split (the “Forward-Split”) of our shares (the Name Change, Reincorporation and Forward-Split are referred to collectively herein as the “Corporate Actions”). On May16, 2013, our Board and our majority stockholder approved the Corporate Actions. On June 20, 2013, we filed a definitive information statement on Schedule 14C describing the Corporate Actions. The Financial Industry Regulatory Authority (“FINRA”) notified us that the Corporate Actions had been approved with an effective date of July 16, 2013.  As of the date of this Report, the Reverse Merger has not been completed.

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

Results of Operations

For the years Ended December 31, 2013 and 2012

For the year ended December 31, 2013, we received $5,200 in revenue from a related party, and had general and administrative expenses of $18,309.  As a result, we had a loss from operations of $13,109 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, we received $7,500 in revenue from a related party and had general and administrative expenses of $16,506.  As a result, we had a loss from operations of $9,006 for the year ended December 31, 2012.

The increased loss from operations between the year ended December 31, 2013 and 2012 was due to reduced revenue as well as an increase in general and administrative expenses in 2013 as compared to 2012.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the Company to satisfy the requirements of a United States reporting company.

Liquidity and Capital Resources

At December 31, 2013, the Company had a cash balance of $4,422 and current liabilities of $14,232 compared to a cash balance of $4,949  and current liabilities of $1,650 at December 31, 2012.

Operating Activities

During the year ended December 31, 2013 we used cash of $14,609 in operating activities compared to $7,506 cash used in operating activities. In the twelve months ended December 31, 2013 we incurred losses of $13,109 and our balance of accounts payable increased $1,500. By the comparison, during the twelve months ended December 31, 2012 we incurred losses of $9,387 which was partially offset by $563 in non-cash expenses a $1,318 increase in our balance of accounts payable.

Investing Activities

We neither used, nor generated, cash flow from investing activities during the twelve months ended December 31, 2013 or 2012.

Financing Activities

During the twelve months ended December 31, 201, we received $14,082 by way of loan from our principal shareholder to provide us with working capital. By comparison, during the twelve months ended December 31, 2012 we neither used nor received cash flow from financing activities.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DRYWAVE TECHNOLOGIES INC.

(A Development Stage Company)

  Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

  14

FINANCIAL STATEMENTS

Consolidated Balance Sheets

  16

Consolidated Statements of Operations

  17

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

  18

Consolidated Statements of Cash Flows

  19

Notes to Consolidated Financial Statements

  20

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Drywave Technologies, Inc.

167 Penn Street,

Washington Boro, Pennsylvania 17582

We have audited the accompanying consolidated balance sheet of Drywave Technologies, Inc. as of December 31, 2013 and the related consolidated statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012, the year ended December 31, 2012 and for the period from January 8, 2010 (Inception) to December 31, 2012 were audited by another auditor who expressed an unqualified opinion on February 7, 2013. Our opinion, in so far as it relates to the period from January 8, 2010 (Inception) through December 31, 2012 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Drywave Technologies, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations since Inception (January 8, 2010) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
April 15, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

Board of Directors

Strategic Dental Management Corp.

Mesa, Arizona

I have audited the accompanying consolidated balance sheet of Strategic Dental Management Corp. (a development stage company) as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012, and for the period from January 8, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Dental Management Corp.  at  December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, and for the  period from January 8, 2010 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

February 7, 2013

RONALD R. CHADWICK, P.C.

Drywave Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

Assets

Current assets:
Cash	$ 4,422	$ 4,949
Total current assets	4,422	4,949

Total Assets	$ 4,422	$ 4,949

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accrued payables	$ 150	$ 1,650
Due to related party	14,082	-
Total current liabilities	14,232	1,650

Commitments and Contingencies (Note 8)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
116,218,383 shares issued and outstanding, December 31, 2013
and 2012	116,218	116,218
Additional paid-in capital	(91,005)	(91,005)
Deficit accumulated during the development stage	(35,023)	(21,914)
Total stockholders' equity (deficit)	(9,810)	3,299

Total Liabilities and Stockholders' Equity (Deficit)	$ 4,422	$ 4,949

See accompanying notes to consolidated financial statements

Drywave Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended		From January 8, 2010
	December 31,		(Inception) to
	2013	2012	December 31, 2013

Revenue - related party	$ 5,200	$ 7,500	$ 26,404

Operating expenses:
General and administrative	18,309	16,506	61,064
Total operating expenses	18,309	16,506	61,064

Income (loss) from operations	(13,109)	(9,006)	(34,660)

Other income (expense):
Miscellaneous income	-	-	200
Interest expense	-	(381)	(563)
Total other income (expense)	-	(381)	(363)

Net income (loss)	$ (13,109)	$ (9,387)	$ (35,023)

Net income (loss) per common share - basic and diluted	$ (0.00)*	$ (0.00)*

Weighted average number
of common shares outstanding - basic and diluted	116,218,383	113,488,383

* Denotes a loss of less than $(0.01) per share

See accompanying notes to consolidated financial statements.

Drywave Technologies, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
From January 8, 2010 (Inception) to December 31, 2013
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - January 8, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	18,200,000	18,200	(17,400)	-	800

Sales of common stock	93,275,000	93,275	(84,275)	-	9,000

Net loss for the period	-	-	-	(7,866)	(7,866)

Balance - December 31, 2010	111,475,000	111,475	(101,675)	(7,866)	1,934

Sales of common stock	2,013,383	2,013	6,837	-	8,850

Net loss for the year	-	-	-	(4,661)	(4,661)

Balance - December 31, 2011	113,488,383	113,488	(94,838)	(12,527)	6,123

Note payable conversion	2,730,000	2,730	3,270	-	6,000

Debt relief	-	-	563	-	563

Net loss for the year	-	-	-	(9,387)	(9,387)

Balance - December 31, 2012	116,218,383	116,218	(91,005)	(21,914)	3,299

Net loss for the year	-	-	-	(13,109)	(13,109)

Balance - December 31, 2013	116,218,383	$ 116,218	$ (91,005)	$ (35,023)	$ (9,810)

All numbers are reflective of 22.75:1 forward split completed effective July 15, 2013

See accompanying notes to consolidated financial statements

Drywave Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended		From January 8, 2010
	December 31,		(Inception) to
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,109)	$(9,387)	$ (35,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Write offs	-	563	642
Compensatory stock issuances	-	-	800
Changes in operating assets and liabilities:
Accounts receivable	-	-	(79)
Accrued payables	(1,500)	1,318	150
Net Cash Used In Operating Activities	(14,609)	(7,506)	(33,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - borrowing	-	-	6,000
Due to related party	14,082	-	14,082
Sales of common stock	-	-	17,850
Net Cash Provided By Financing Activities	14,082	-	37,932

Net increase (decrease) in cash	(527)	(7,506)	4,422

Cash - Beginning of Period	4,949	12,445	-

Cash - End of Period	$ 4,422	$ 4,939	$ 4,422

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-Cash Transactions:
Conversion of related party note to shares of stock	$ -	$ 6,000	$ 6,000
Forgiveness of accrued interest	$ -	$ 563	$ 563

See accompanying notes to consolidated financial statements

Drywave Technologies, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2013

Note 1 Nature of Operations

Drywave Technologies, Inc., formerly known as Strategic Dental Management Corp. (the “Company”) was incorporated on January 8, 2010 (Inception) in the State of Colorado.  On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware.  The Company has had limited activity and revenue and is in the development stage. The Company provides consulting and management services to the dental industry.

On March 6, 2013, the Company came under new ownership and currently has minimal activity. The Company intends to seek new business opportunities including the acquisition of, or merger with, an existing business.  See Form 8-K filed on March 12, 2013 for additional information pertaining to the change in control.

The Company has chosen December 31 as a year end.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Drywave Technologies, Inc. and its sole wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: assessment of the recoverability of long-lived assets and the valuation allowance for deferred tax assets due to continuing and expected future losses.

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Property and equipment

The Company has no property or equipment at this time.

Due to Related Party

Due to related party represents an obligation to pay for goods or services that were used in the ordinary course of business and paid for by a related party on the Company’s behalf.  Due to related party is classified as a current liability as payment is due within one year or less.

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

Advertising expenses

Advertising costs are expensed when incurred.  No advertising was conducted during the years ended December 31, 2013 and 2012.

Income taxes

Income taxes are accounted for in accordance with ASC 740, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company is currently filing its income tax returns on the cash basis.  The change in controlling stockholders did not result in a tax event.  The Company has not recognized an adjustment for uncertain income tax positions as there are no positions that the Company feels are more-likely-than-not to be sustained.  The Company recognizes interest and penalties, if any, as a component of income tax expense.  No interest or penalties have been recorded as of December 31, 2013 and 2012.  The Company is still subject to income tax examinations for all federal and Colorado taxes since inception.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value due to their short term maturity.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $13,109 and net cash used in operations of $14,609 for the year ended December 31, 2013, and a deficit accumulated during the development stage of $35,023 at December 31, 2013.  In addition, the Company is in the development stage and has not yet generated significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Note Payable

The Company had a note payable for $6,000 to a company related by common control, unsecured, which bore no interest until June 28, 2011 and 6% compounded monthly thereafter, with principal and interest due in full at June 28, 2012. The note was converted into 2,730,000 shares of common stock by the Holder in December 2012 at $0.002 per share, who also contributed interest due of $563 to the capital of the Company. Interest expense on the note was $381 for the year ended December 31, 2012.

Note 5 Related Party Transactions

All Company revenues for the year ended December 31, 2013 and 2012 of $5,200 and $7,500 respectively, are from an LLC related by common control of a Company director.  The revenue was earned from providing payroll accounting and human resource consulting.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or complete a business acquisition or merger.  There is no formal written commitment for continued support by related party affiliates.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  As of December 31, 2013, the Company had a due from related party balance outstanding with an affiliate of the Company in the amount of $14,082. The due from related party balance is non-interest bearing, due upon demand and unsecured.

Note 6 Shareholders’ Equity (Deficit)

Preferred Stock - The Company as of December 31, 2013 and 2012 had 10,000,000 shares of authorized preferred stock, $0.001 par value, with none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Common Stock - The Company as of December 31, 2013 and 2012 had 200,000,000 shares of authorized common stock, $0.001 par value, with 116,218,383 shares issued and outstanding.

Note 7 Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  At December 31, 2013 and 2012 the Company had net operating loss carryforwards of approximately $35,000 and $22,000 which will begin to expire in 2030.  The deferred tax asset of approximately $7,000 and $4,400 as of December 31, 2013 and 2012, respectively, created by the net operating losses has been offset by a 100% valuation allowance.  The change in the valuation allowance for the years ended December 31, 2013 and 2012 was $2,600 and $1,900, respectively.

Note 8 Commitments and Contingencies

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 9 Subsequent Events

In accordance with ASC855-10. “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2013 to the date of these financial statements were issued on April 15, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On February 6, 2014, Drywave Technologies Inc. (the “Registrant”) was notified that Ron R. Chadwick, P.C., the Registrant’s independent registered accountant had retired and would no longer serve as the Registrant’s independent registered accountant.   In connection with Mr. Chadwick’s retirement, the Registrant’s Board of Directors (the “Board”) approved the engagement of Cutler and Co., LLC to serve as the Registrant’s independent registered accountant.

The report of Ronald R. Chadwick, P.C. on the Registrant’s financial statements for the fiscal years ended December 31, 2012 and 2011 included an explanatory paragraph that noted substantial doubt about the Registrant’s ability to continue as a going concern.  The audit reports of Ronald R. Chadwick, P.C. on the financial statements of the Registrant for the fiscal years ended December 31, 2012 and 2011 did not otherwise contain any adverse opinion or a disclaimer of opinion nor were they modified as to uncertainty, audit scope or accounting principles.

Prior to engaging Cutler and Co., LLC, Cutler and Co., LLC did not provide the Registrant with either written or oral advice that was an important factor considered by the Registrant in reaching a decision to change its independent registered public accounting firm to Cutler and Co., LLC.

There have been no disagreements between us and our accountants, Ronald R. Chadwick, P.C. and Cutler & Co.,LLC,  regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of senior management, including our chief executive officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were ineffective due to the material weakness in internal control below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use  or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at December 31, 2013, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in internal controls over financial reporting

During the period covered by this Annual Report, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

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

The officers and directors are as follows:

Name	Position	Age
Austin Kibler	Chief Executive Officer and Director	31 (1)
Brian E. Ray	Director and Former Chief Executive Officer	44 (2)
John Lundgreen	Former Secretary and Director	43 (3)

(1)	Effective March 6, 2013, Austin Kibler was appointed to serve as our Chief Executive Officer and Director;

(2)	Effective March 6, 2013, Brian E. Ray resigned as our Chief Executive Officer and remained as a Director.

(3)	Effective March 6, 2013, John Lundgreen resigned as our Secretary and Director.

Austin Kibler.

Mr. Kibler currently serves as our Chief Executive Officer and Director.  From 2006 to present, Mr. Kibler served as the founder and sole member of Crown A Excavating, LLC. A Pennsylvania limited liability company.  The registrants Board of Directors had determined that Mr. Kibler’s experience working with and operating small businesses qualifies him to serve on the Board of Directors.

Brian E. Ray.    Mr. Ray currently serves as a Director of our Board.  Mr. Ray has been involved in small business development for over 20 years.  Mr. Ray has also had extensive experience in management consulting, team development, customer service consulting, business plan development, strategic plan development, and assistance in company organization.  Currently Mr. Ray is a part owner of LR Properties LLC which is a real-estate investment and development company.  He is also part owner of Baywind Holdings LLC, which owns SofTouch Dental Care LLC as well as Strategic Dental Management.  He volunteers as a boy scout leader and is active in politics.Mr. Ray earned a Masters of Organizational Behavior in 2000 and a bachelors degree in Psychology and Business Administration in 1995 from Brigham Young University. He is also a member of the Society of Competitive Intelligence Professionals.

Arrangements between Officers and Directors

On March 6, 2013, AAK Ventures, LLC, a Delaware limited liability company, purchased 93.44% of our issued and outstanding common stock held by certain holders of our common stock. Pursuant to the terms of this change in control of the Company, Brian Ray and John Lundgreen resigned all positions with the Company except Brian Ray remaining as a Director and Austin Kibler was appointed to serve as our Chief Executive Officer and Director. We filed a current report on Form 8-K on March 12, 2013 with the SEC giving notice of the change in control.

Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officer.  We have not paid any compensation to our officers since our inception.

We have no employment agreements with any of our executive officers or employees.

Board of Directors

The above named directors will serve in their capacity as director until our next annual shareholder meeting or until his or her successor is appointed.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Company.

Based solely on review of the copies of such forms furnished to Drywave Technologies, Inc., the Company’s two (2) directors did not file their reports on a timely basis.

Code of Ethics

We have not yet adopted a code of ethics that applies to our employees, officers and directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers during the years ended December 31, 2013 and 2012.

		Annual Compensation			Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Austin Kibler (1)
Chief Executive	2013	-	-	-	-	-	-	-
Officer and Director	2012	-	-	-	-	-	-	-

Brian E. Ray (2)	2013	-	-	-	-	-	-	-
Director and Former	2012	-	-	-	-	-	-	-
Chief Executive Officer

John Lundgreen (3)	2013	-	-	-	-	-	-	-
Former Secretary	2012	-	-	-	-	-	-	-
and Director

(1)

Mr. Kibler was appointed to these positions on March 6, 2013.  Mr. Kibler will not receive any compensation for his service as Chief Executive Officer.

(2)

Mr. Ray was appointed to these positions on January 8, 2010 and resigned all positions except director on March 6, 2013.  For the years ended December 31, 2013 and 2012, no compensation was paid to Mr. Ray.

(3)

Mr. Lundgreen was appointed to these positions on January 8, 2010 and resigned all positions on March 6, 2013.  For the years ended December 31, 2013 and 2012, no compensation was paid to Mr. Lungreen.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of April 15, 2014, regarding the ownership of our common stock by:

•

Each person who is known by us to own more than 5% of our shares of common stock; and

•

Each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 116,218,383 shares of common stock outstanding as of April 15, 2014.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days through the exercise of any warrant, stock option, or other right. Shares subject to options that are exercisable within 60 days following April 15, 2014 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owed

AAK Ventures, LLC (1) 167 Penn Street Washington Boro, PA 17582	108,599,082	93.44%

Austin Kibler (2) 167 Penn Street Washington Boro, PA 17582	108,599,082	93.44%

Brian Ray 167 Penn Street Washington Boro, PA 17582	455	0.00%

All current executives officers and directors as a group (2 persons)	108,599,537	93.44%

(1)

AAK Ventures, LLC is a Delaware limited liability company.   Mr. Austin Kibler, the Chief Executive Officer of the Company, has voting and investment power with respect to these shares.

(2)

Includes shares beneficially owned by AAK Ventures, LLC.  AAK Ventures, LLC is a Delaware limited liability company in which Austin Kibler has voting and investment power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due to Related Party

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or complete a business acquisition or merger.  There is no formal written commitment for continued support by related party affiliates.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of December 31, 2013, the Company had a due to related party balance outstanding with an affiliate of the Company in the amount of $14,082. The due to related party balance is non-interest bearing, due upon demand and unsecured.

Note Payable

The registrant had a note payable for $6,000 to American Business Services, Inc., a company owned by Phil Ray, the father of our Chief Executive Officer Brian Ray.  This convertible note was unsecured and bore a compounding monthly interest of 6%.  This note was converted into 2,730,000 common shares of the registrant by the holder in December 2012 at $0.002 per share, who also contributed interest due him of $563 to the capital of the registrant. Interest expense from the note for the year ended December 31, 2012 was $381.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to determine whether our current director or our new directors are independent. We have determined that as of the date of this Annual Report we do not have an individual who qualifies as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market and for purposes of Section 16 of the Exchange Act. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the Company;

•

the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012, were $8,100 and $7,250, respectively.

Audit related fees

None

Tax Fees

None

All Other Fees

None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number

Description of Exhibits

2.1

Plan of Conversion, dated June 25, 2013 *

3.1

Articles of Conversion, dated June 25, 2013 *

3.2

Certificate of Conversion, dated June 25, 2013 *

3.3

Certificate of Incorporation, dated June 25, 2013 *

3.4

Delaware By-laws, dated June 25, 2013 *

21.1

List of Subsidiaries *

31.1

Certificate of Chief Executive Officer and Chief Financial Officer as adopted pursuant to

Section 302  of the Sarbanes-Oxley Act of 2002 *

32.2

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data File (Form 10-K) for the fiscal year ended December 31, 2013 furnished in XBRL) **

*Filed herewith

**Furnished herewith, pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 her to are deemed not filed or part of any registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRYWAVE TECHNOLOGIES, INC.

	By:	/s/ Austin Kibler
Date : April 15, 2014		Austin Kibler
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated.

Signature

Title

Date

/s/ Austin Kibler

Chief Executive Officer and

April 15, 2014
Austin Kibler

Director

/s/ Brian Ray

Director

April 15, 2014

Brian Ray