Form 10-Q
period 2014-03-31
Drywave Technologies, Inc.
filed 2014-05-15
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

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

The number of outstanding shares of the registrant's common stock, May 15, 2014:  Common Stock – 116,218,383

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

Drywave Technologies, Inc.

 (A Development Stage Company)

Part 1 – Financial Information

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$ 5,877	$ 4,422
Total current assets	5,877	4,422

Total Assets	$ 5,877	$ 4,422

Liabilities and Stockholders' Deficit

Current liabilities:
Accrued payables	$ 150	$ 150
Due to related party	16,454	14,082
Total current liabilities	16,604	14,232

Total liabilities	16,604	14,232

Commitments and Contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 116,218,383 shares issued and outstanding, March 31, 2014 and December 31, 2013	116,218	116,218
Additional paid-in capital	(91,005)	(91,005)
Deficit accumulated during the development stage	(35,940)	(35,023)
Total stockholders' deficit	(10,727)	(9,810)

Total Liabilities and Stockholders' Deficit	$ 5,877	$ 4,422

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		From January 8, 2010
	Ended March 31,		(Inception) to
	2014	2013	March 31, 2014

Revenue - related party	$ 1,500	$ 1,200	$ 27,904

Operating expenses
General and administrative	2,417	4,082	63,481
Total operating expenses	2,417	4,082	63,481

Income (loss) from operations	(917)	(2,882)	(35,577)

Other income (expense)
Miscellaneous income	-	-	200
Interest expense	-	-	(563)
Total other income (expense)	-	-	(363)

Net income (loss)	$ (917)	$ (2,882)	$ (35,940)

Net income (loss) per common share - basic and diluted	$ (0.00)*	$ (0.00)*

Weighted average number
of common shares outstanding - basic and diluted	116,218,383	116,218,383

*Denotes a loss of less than $(0.01) per share

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

 (A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

From January 8, 2010 (Inception) to March 31, 2014 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - January 8, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	18,200,000	18,200	(17,400)	-	800

Sales of common stock	93,275,000	93,275	(84,275)	-	9,000

Net loss for the period	-	-	-	(7,866)	(7,866)

Balance - December 31, 2010 – (Audited)	111,475,000	111,475	(101,675)	(7,866)	1,934

Sales of common stock	2,013,383	2,013	6,837	-	8,850

Net loss for the year	-	-	-	(4,661)	(4,661)

Balance - December 31, 2011 – (Audited)	113,488,383	113,488	(94,838)	(12,527)	6,123

Note payable conversion	2,730,000	2,730	3,270	-	6,000

Debt relief	-	-	563	-	563

Net loss for the year	-	-	-	(9,387)	(9,387)

Balance - December 31, 2012 – (Audited)	116,218,383	116,218	(91,005)	(21,914)	3,299

Net loss for the year	-	-	-	(13,109)	(13,109)

Balance - December 31, 2013 – (Audited)	116,218,383	116,218	(91,005)	(35,023)	(9,810)

Net loss for the period (unaudited)	-	-	-	(917)	(917)

Balance - March 31, 2014 (Unaudited)	116,218,383	$116,218	$(91,005)	$ (35,940)	$ (10,727)

All numbers are reflective of 22.75:1 forward split completed effective July 15, 2013

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

 (A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months		From January 8, 2010
	Ended March 31,		(Inception) to
	2014	2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (917)	$ (2,882)	$ (35,940)
Adjustments to reconcile net loss to net cash used (used in)
operating activities:
Write offs	-	-	642
Compensatory stock issuances	-	-	800
Changes in operating assets and liabilities:
Accounts receivable	-	-	(79)
Accrued payables	-	(1,500)	150
Net Cash Used In Operating Activities	(917)	(4,382)	(34,427)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
Net Cash Provided By (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - borrowing	-	-	6,000
Due to related party	2,372	-	16,454
Sales of common stock	-	-	17,850
Net Cash Provided By Financing Activities	2,372	-	40,304

Net increase (decrease) in cash	1,455	(4,382)	5,877

Cash - Beginning of Period	4,422	4,949	-

Cash - End of Period	$ 5,877	$ 567	$ 5,877

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-Cash Transactions:
Conversion of related party note to shares of stock	$ -	$ 6,000	$ 6,000
Forgiveness of accrued interest	$ -	$ 563	$ 563

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

 (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the Three Month Periods Ended March 31, 2014 and 2013 and the Period from January 8, 2010 (Inception) to March 31, 2014

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on April 15, 2014, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

Advertising expenses

Advertising costs are expensed when incurred.  No advertising expenses were incurred during the three month periods ended March 31, 2014 or 2013.

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

Earnings (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.  No potentially dilutive debt or equity instruments were issued or outstanding during the three month period ended March 31, 2014 or 2013.

On July 16, 2013, the Company executed a 22.75 for 1 stock split.  As a result of the split, each outstanding share of the Company before the split represents 22.75 shares of common stock after the split.   All share and per share amounts have been retroactively restated to reflect the split.

Financial Instruments

The carrying value of the Company’s financial instruments, including accrued payables and due to related party, as reported in the accompanying balance sheet, approximates fair value due to the short term maturities of these financial instruments.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $917 and net cash used in operations of $917 for the three months ended March 31, 2014, and a deficit accumulated during the development stage of $35,940 at March 31, 2014.  In addition, the Company is in the development stage and has not yet generated significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Party Transactions

All Company revenues for the three months ended March 31, 2014 and 2013 of $1,500 and $1,200, respectively, are from a LLC related by common control of a Company director.  The revenue was earned from providing payroll accounting and human resource consulting.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or complete a business acquisition or merger.  There is no formal written commitment for continued support by related party affiliates.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  As of March 31, 2014 and December 31, 2013, the Company had a due from related party balance outstanding with an affiliate of the Company in the amount of $16,454 and $14,082, respectively. The due from related party balance is non-interest bearing, due upon demand and unsecured.

Note 5 Shareholders’ Equity

Common Stock - The Company as of March 31, 2014 and December 31, 2013 had 200,000,000 shares of authorized common stock, $0.001 par value, with 116,218,383 shares issued and outstanding.

Preferred Stock - The Company as of March 31, 2014 and December 31, 2013 had 10,000,000 shares of authorized preferred stock, $0.001 par value, with none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Note 6 Income Taxes

As of March 31, 2014, the Company provided a full valuation allowance against deferred tax assets based on the weight of the available evidence, both positive and negative, including the Company’s operating losses, which indicate that it is more likely than not that such benefits will not be realized.

Note 7 Commitments and Contingencies

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 8 Subsequent Events

In accordance with ASC855-10. “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2014 to the date of these financial statements were issued on May 15, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

For Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, we received $1,500 in revenue and had general and administrative expenses of $2,417.  As a result, we had a loss from operations of $917 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we received $1,200 in revenue and had general and administrative expenses of $4,082.  As a result, we had a loss from operations of $2,882 for the three months ended March 31, 2013.  The decreased loss from operations between the three months ended March 31, 2014 and 2013 was due to a decrease in general and administrative expenses for 2014.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the Company to satisfy the requirements of a United States reporting company.

Cashflow for the Three Months Ended March 31, 2014 and 2013

At March 31, 2014, the Company had a cash balance of $5,877, a $1,455 increase from the $4,422 balance at December 31, 2013.

Operating Activities

For the three months ended March 31, 2014, we had a net loss and net cash used in operating activities of $917.  Comparatively, for the three months ended March 31, 2013, we had a net loss of $2,882, and paid $1,500 for accrued payables, resulting in net cash used in operating activities of $4,382.

Investing Activities

During the three month periods ended March 31, 2014 and 2013, we neither generated nor used funds in investing activities.

Financing Activities

For the three months ended March 31, 2014 and 2013, we had an increase in due from related party of $2,372 and $0, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), as of March 31, 2014.  Based on this evaluation, our principal executive officer and principal accounting officer has concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

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
Austin Kibler
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	May 15, 2014