Form 10-Q
period 2014-06-30
Drywave Technologies, Inc.
filed 2014-08-14
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

The number of outstanding shares of the registrant's common stock as of August 13, 2014:  Common Stock – 116,218,383

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

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

Drywave Technologies, Inc.

 (A Development Stage Company)

Part 1 – Financial Information

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$ 7,332	$ 4,422
Total current assets	7,332	4,422

Total Assets	$ 7,332	$ 4,422

Liabilities and Stockholders' Deficit

Current liabilities:
Accrued payables	$ 2,422	$ 150
Due to related party	19,204	14,082
Total current liabilities	21,626	14,232

Total liabilities	21,626	14,232

Commitments and Contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares;
authorized none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares;
authorized 116,218,383 shares issued and outstanding,
June 30, 2014 and December 31, 2013	116,218	116,218
Additional paid-in capital	(91,005)	(91,005)
Deficit accumulated during the development stage	(39,507)	(35,023)
Total stockholders' deficit	(14,294)	(9,810)

Total Liabilities and Stockholders' Deficit	$ 7,332	$ 4,422

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months		From January 8, 2010
	Ended June 30,		Ended June 30,		(Inception) to
	2014	2013	2014	2013	June 30, 2014

Revenue - related party	$ 1,500	$ 1,000	$ 3,000	$ 2,200	$ 29,404

Operating expenses
General and administrative	5,067	6,820	7,484	10,902	68,548
Total operating expenses	5,067	6,820	7,484	10,902	68,548

Income (loss) from operations	(3,567)	(5,820)	(4,484)	(8,702)	(39,144)

Other income (expense)
Miscellaneous income	-	-	-	-	200
Interest expense	-	-	-	-	(563)
Total other income (expense)	-	-	-	-	(363)

Net income (loss)	$ (3,567)	$ (5,820)	$ (4,484)	$ (8,702)	$ (39,507)

Net income (loss) per common share - basic and diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ 0.00*

Weighted average number
of common shares outstanding - basic and diluted	116,218,383	116,218,383	116,218,383	116,218,383

*Denotes income or  loss of less than $0.01 per share.

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

 (A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

From January 8, 2010 (Inception) to June 30, 2014 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - January 8, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	18,200,000	18,200	(17,400)	-	800

Sales of common stock	93,275,000	93,275	(84,275)	-	9,000

Net loss for the period	-	-	-	(7,866)	(7,866)

Balance - December 31, 2010 (Audited)	111,475,000	111,475	(101,675)	(7,866)	1,934

Sales of common stock	2,013,383	2,013	6,837	-	8,850

Net loss for the year	-	-	-	(4,661)	(4,661)

Balance - December 31, 2011 (Audited)	113,488,383	113,488	(94,838)	(12,527)	6,123

Note payable conversion	2,730,000	2,730	3,270	-	6,000

Debt relief	-	-	563	-	563

Net loss for the year	-	-	-	(9,387)	(9,387)

Balance - December 31, 2012 (Audited)	116,218,383	116,218	(91,005)	(21,914)	3,299

Net loss for the year	-	-	-	(13,109)	(13,109)

Balance - December 31, 2013 (Audited)	116,218,383	116,218	(91,005)	(35,023)	(9,810)

Net loss for the period (unaudited)	-	-	-	(4,484)	(4,484)

Balance - June 30, 2014 (Unaudited)	116,218,383	$116,218	$(91,005)	$ (39,507)	$ (14,294)

All numbers are reflective of 22.75:1 forward split completed effective July 15, 2013

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

 (A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months		From January 8, 2010
	Ended June 30,		(Inception) to
	2014	2013	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (4,484)	$ (8,702)	$ (39,507)
Adjustments to reconcile net loss to net cash used (used in)
operating activities:
Write offs	-	-	642
Compensatory stock issuances	-	-	800
Changes in operating assets and liabilities:
Accounts receivable	-	-	(79)
Accrued payables	2,272	(1,500)	2,422
Net Cash Used In Operating Activities	(2,212)	(10,202)	(35,722)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
Net Cash Provided By (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - borrowing	-	-	6,000
Due to related party	5,122	6,765	19,204
Sales of common stock	-	-	17,850
Net Cash Provided By Financing Activities	5,122	6,765	43,054

Net increase (decrease) in cash	2,910	(3,437)	7,332

Cash - Beginning of Period	4,422	4,949	-

Cash - End of Period	$ 7,332	$ 1,512	$ 7,332

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-Cash Transactions:
Conversion of related party note to shares of stock	$ -	$ -	$ 6,000
Forgiveness of accrued interest	$ -	$ -	$ 563

See accompanying notes to consolidated unaudited financial statements

Drywave Technologies, Inc.

 (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2014 and 2013 and the Period from January 8, 2010 (Inception) to June 30, 2014
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the

Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Drywave Technologies, Inc. and its sole wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (January 8, 2010) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Advertising expenses

Advertising costs are expensed when incurred.  No advertising expenses were incurred during the three and six month periods ended June 30, 2014 or 2013.

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

Earnings (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.  No potentially dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended June 30, 2014 or 2013.

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

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.   No stock based compensation was issued or outstanding during the three and six month periods ended June 30, 2014 or 2013.

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $4,484 and net cash used in operations of $2,212 for the six months ended June 30, 2014, and a deficit accumulated during the development stage of $39,507 at June 30, 2014.  In addition, the Company is in the development stage and has not yet generated significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Party Transactions

All Company revenues for the six months ended June 30, 2014 and 2013 of $3,000 and $2,200 and the three months ended June 30, 2014 and 2013 of $1,500 and $1,000, respectively, are from a LLC related by common control of a Company director.  The revenue was earned from providing payroll accounting and human resource consulting.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or complete a business acquisition or merger.  There is no formal written commitment for continued support by related party affiliates.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  As of June 30, 2014 and December 31, 2013, the Company had a due from related party balance outstanding with an affiliate of the Company in the amount of $19,204 and $14,082, respectively. The due from related party balance is non-interest bearing, due upon demand and unsecured.

Note 5 Shareholders’ Equity

Common Stock - The Company as of June 30, 2014 and December 31, 2013 had 200,000,000 shares of authorized common stock, $0.001 par value, with 116,218,383 shares issued and outstanding.

Preferred Stock - The Company as of June 30, 2014 and December 31, 2013 had 10,000,000 shares of authorized preferred stock, $0.001 par value, with none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Note 6 Income Taxes

As of June 30, 2014, the Company provided a full valuation allowance against deferred tax assets based on the weight of the available evidence, both positive and negative, including the Company’s operating losses, which indicate that it is more likely than not that such benefits will not be realized.

Note 7 Commitments and Contingencies

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 8 Subsequent Events

In accordance with ASC855-10. “Subsequent Events” the Company has analyzed its operations subsequent to June 30, 2014 to the date of these financial statements were issued on August 12, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

For Three and Six Months Ended June 30, 2014 and 2013

For the three and six months ended June 30, 2014, we received $1,500 and $3,000 in revenue and had general and administrative expenses of $5,067 and $7,484.  As a result, we had a loss from operations of $3,567 and $4,484 for the three and six months ended June 30, 2014, respectively.

Comparatively, for the three and six months ended June 30, 2013, we received $1,000 and $5,500 in revenue and had general and administrative expenses of $6,820 and $3,528.  As a result, we had a loss from operations of $5,820 for the three months ended June 30, 2013 and income from operations of $1,972 for the six months ended June 30, 2013.  The decreased loss from operations between the three months ended June 30, 2014 and 2013 was due to a decrease in general and administrative expenses for 2014.  The increased loss from operations between the six months ended June 30, 2014 and 2013 was due to both a decrease in revenue and an increase in general and administrative expenses for 2014.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the Company to satisfy the requirements of a United States reporting company.

Cashflow for the Six Months Ended June 30, 2014 and 2013

At June 30, 2014, the Company had a cash balance of $7,332 a $2,910 increase from the $4,422 balance at December 31, 2013.

Operating Activities

For the six months ended June 30, 2014, we had a net loss of $4,484, which together with an increase of $2,272 in accrued payables resulted in net cash used in operating activities of $2,212.  Comparatively, for the six months ended June 30, 2013, we had a net loss of $8,702, and paid $1,500 for accrued payables, resulting in net cash used in operating activities of $10,202.

Investing Activities

During the six month periods ended June 30, 2014 and 2013, we neither generated nor used funds in investing activities.

Financing Activities

For the six months ended June 30, 2014 and 2013, we had an increase in advances from related party of $5,122 and $6,765, respectively.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), as of June 30, 2014.  Based on this evaluation, our principal executive officer and principal accounting officer has concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and

Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and six months ended June 30, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered equity securities were completed in the three and six month periods ended June 30, 2014 or 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued or outstanding during the three and six month periods ended June 30, 2014 or 2013.

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
Austin Kibler
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	August 13, 2014