Form 10-Q
period 2014-09-30
Drywave Technologies, Inc.
filed 2014-11-14
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 [  ]  Yes  [  ]  No

Indicate by check mark whether the Registrant is  [  ]  a large accelerated filer, [  ]  an accelerated file,[  ]  a non-accelerated filer, or  [X]   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 [  ]  Yes  [X]   No

Number of shares of issuer’s common stock outstanding as of November 14, 2014:  116,218,383

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

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

Drywave Technologies, Inc.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$ 8,787	$ 4,422
Total current assets	8,787	4,422

Total Assets	$ 8,787	$ 4,422

Liabilities and Stockholders' Deficit

Current liabilities:
Accrued payables	$ 3,585	$ 150
Due to related party	20,874	14,082
Total current liabilities	24,459	14,232

Total liabilities	24,459	14,232

Commitments and Contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 116,218,383 shares issued and outstanding, September 30, 2014 and December 31, 2013	116,218	116,218
Additional paid-in capital	(91,005)	(91,005)
Deficit accumulated during the development stage	(40,885)	(35,023)
Total stockholders' deficit	(15,672)	(9,810)

Total Liabilities and Stockholders' Deficit	$ 8,787	$ 4,422

See accompanying notes to unaudited condensed consolidated financial statements

Drywave Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months				Nine Months				From January 8, 2010
	Ended September 30,				Ended September 30,				(Inception) to
	2014		2013		2014		2013		September 30, 2014

Revenue - related party	$ 1,500		$ 1,500		$ 4,500		$ 3,700		$ 30,904

Operating expenses
General and administrative	2,878		3,275		10,362		14,177		71,426
Total operating expenses	2,878		3,275		10,362		14,177		71,426

Loss from operations	(1,378)		(1,775)		(5,862)		(10,477)		(40,522)

Other income (expense)
Miscellaneous income	-		-		-		-		200
Interest expense	-		-		-		-		(563)
Total other income (expense)	-		-		-		-		(363)

Net Loss	$ (1,378)		$ (1,775)		$ (5,862)		$ (10,477)		$ (40,885)

Net loss per common share - basic and diluted	$ (0.00)	*	$ (0.00)	*	$ (0.00)	*	$ (0.00)	*

Weighted average number
of common shares outstanding - basic and diluted	116,218,383		116,218,383		116,218,383		116,218,383

* Denotes loss of less than $0.01 per share

See accompanying notes to unaudited condensed consolidated financial statements/

Drywave Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

From January 8, 2010 (Inception) to September 30, 2014 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - January 8, 2010 (Inception)	-	$ -	$ -	$ -	$ -

Compensatory stock issuances	18,200,000	18,200	(17,400)	-	800

Sales of common stock	93,275,000	93,275	(84,275)	-	9,000

Net loss for the period	-	-	-	(7,866)	(7,866)

Balance - December 31, 2010 (Audited)	111,475,000	111,475	(101,675)	(7,866)	1,934

Sales of common stock	2,013,383	2,013	6,837	-	8,850

Net loss for the year	-	-	-	(4,661)	(4,661)

Balance - December 31, 2011 (Audited)	113,488,383	113,488	(94,838)	(12,527)	6,123

Note payable conversion	2,730,000	2,730	3,270	-	6,000

Debt relief	-	-	563	-	563

Net loss for the year	-	-	-	(9,387)	(9,387)

Balance - December 31, 2012 (Audited)	116,218,383	116,218	(91,005)	(21,914)	3,299

Net loss for the year	-	-	-	(13,109)	(13,109)

Balance - December 31, 2013 (Audited)	116,218,383	116,218	(91,005)	(35,023)	(9,810)

Net loss for the period (unaudited)	-	-	-	(5,862)	(5,862)

Balance - September 30, 2014 (Unaudited)	116,218,383	$ 116,218	$ (91,005)	$ (40,885)	$ (15,672)

All numbers are reflective of 22.75:1 forward split completed effective July 15, 2013

See accompanying notes to unaudited condensed consolidated financial statements

Drywave Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months		From January 8, 2010
	Ended September 30,		(Inception) to
	2014	2013	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,862)	$ (10,477)	$ (40,885)
Adjustments to reconcile net loss to net cash used (used in)
operating activities:
Write offs	-	-	642
Compensatory stock issuances	-	-	800
Changes in operating assets and liabilities:
Accounts receivable	-	-	(79)
Accrued payables	3,435	(1,500)	3,585
Net Cash Used In Operating Activities	(2,427)	(11,977)	(35,937)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
Net Cash Provided By (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - borrowing	-	-	6,000
Due to related party	6,792	9,995	20,874
Sales of common stock	-	-	17,850
Net Cash Provided By Financing Activities	6,792	9,995	44,724

Net increase (decrease) in cash	4,365	(1,982)	8,787

Cash - Beginning of Period	4,422	4,949	-

Cash - End of Period	$ 8,787	$ 2,967	$ 8,787

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-Cash Transactions:
Conversion of related party note to shares of stock	$ -	$ -	$ 6,000
Forgiveness of accrued interest	$ -	$ -	$ 563

See accompanying notes to unaudited condensed consolidated financial statements

Drywave Technologies, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Month Periods Ended September 30, 2014 and 2013 and the Period from January 8, 2010 (Inception) to September 30, 2014
(Unaudited)

Note 1 Nature of Operations

Drywave Technologies, Inc., formerly known as Strategic Dental Management Corp. (the “Company”), was incorporated on January 8, 2010 (Inception) in the State of Colorado.  On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware.  The Company has had limited activity and revenue and is in the development stage. The Company provides consulting and management services to the dental industry.

On March 6, 2013, the Company came under new ownership and currently has minimal activity. The Company intends to seek new business opportunities including the acquisition of, or merger with, an existing business.  See Form 8-K filed on March 12, 2013 for additional information pertaining to the change in control.

In the first quarter of 2013, the Company entered into preliminary negotiations with Drywave Technologies USA, Inc., a Delaware corporation (“Drywave USA”) whereby the Company would acquire Drywave USA and Drywave USA would become its wholly-owned operating subsidiary (the “Reverse Merger”). These negotiations have not been finalized and while they are still in progress the Company continues to seek and evaluate potential alternative business opportunities for its future growth and development.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

Advertising expenses

Advertising costs are expensed when incurred.  No advertising expenses were incurred during the three and nine month periods ended September 30, 2014 or 2013.

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

Earnings (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.  No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended September 30, 2014 or 2013.

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

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.   No stock based compensation was issued or outstanding during the three and nine month periods ended September 30, 2014 or 2013.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,862 and net cash used in operations of $2,427 for the nine months ended September 30, 2014, and a deficit accumulated during the development stage of $40,885 at September 30, 2014.  In addition, the Company is in the development stage and has not yet generated significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Related Party Transactions

All Company revenues for the nine months ended September 30, 2014 and 2013 of $4,500 and $3,700 and the three months ended September 30, 2014 and 2013 of $1,500 and $1,500, respectively, are from a LLC related by common control of a Company director.  The revenue was earned from providing payroll accounting and human resource consulting.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or complete a business acquisition or merger.  There is no formal written commitment for continued support by related party affiliates.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  As of September 30, 2014 and December 31, 2013, the Company had a due from related party balance outstanding with an affiliate of the Company in the amount of $20,874 and $14,082, respectively. The due from related party balance is non-interest bearing, due upon demand and unsecured.

Note 5 Shareholders’ Equity

Preferred Stock - The Company as of September 30, 2014 and December 31, 2013 had 10,000,000 shares of authorized preferred stock, $0.001 par value, with none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Common Stock - The Company as of September 30, 2014 and December 31, 2013 had 200,000,000 shares of authorized common stock, $0.001 par value, with 116,218,383 shares issued and outstanding.

Note 6 Income Taxes

As of September 30, 2014, the Company provided a full valuation allowance against deferred tax assets based on the weight of the available evidence, both positive and negative, including the Company’s operating losses, which indicate that it is more likely than not that such benefits will not be realized.

Note 7 Commitments and Contingencies

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 8 Subsequent Events

In accordance with ASC855-10. “Subsequent Events” the Company has analyzed its operations subsequent to September 30, 2014 to the date of these financial statements were issued on November 14, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operation

Drywave Technologies, Inc. (“the Company”, “we”, “us”, or “our”) is a development stage company, formed to build dental practices from scratch or to acquire existing dental practices and manage all aspects of the dental practices including payroll, human resources, collections, personnel, training etc.  In addition, we planned to consult with other dental practices and train employees, manage day to day operations, provide all financial and accounting services etc.  However, due to the costs associated with these plans, while we are continuing to pursue our initial business plan at this time, we have decided to pursue other business opportunities for our future growth and development.

As described below, in the first quarter of 2013, the Company entered into preliminary negotiations with Drywave Technologies USA, Inc., a Delaware corporation (“Drywave USA”) whereby the Company would acquire Drywave USA and Drywave USA would become its wholly-owned operating subsidiary (the “Reverse Merger”). These negotiations have not been finalized and while they are still in progress the Company continues to seek and evaluate potential alternative business opportunities for its future growth and development.

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

Recent Corporate Developments

We were incorporated in the State of Colorado on January 8, 2010 under the name “Strategic Dental Management Corp.” In the first quarter of 2013, we entered into preliminary negotiations with Drywave Technologies USA, Inc., a Delaware corporation (“Drywave USA”) whereby we would acquire Drywave USA and Drywave USA would become our wholly-owned operating subsidiary (the “Reverse Merger”).  On March 6, 2013, we came under new ownership through the purchase of 93.5% of our issued and outstanding common stock.  We filed a Current Report on Form 8-K with the SEC noticing the change of control.  As a condition precedent to the proposed Reverse Merger, we agreed to effectuate the following corporate actions: (1) Name change (the “Name Change”) from “Strategic Dental Management Corp” to “Drywave Technologies, Inc.”; (2) reincorporation (the “Reincorporation”) from the State of Colorado to the State of Delaware; and (3) twenty two and seventy five hundredths  (22.75) for one (1) forward-split (the “Forward-Split”) of our shares (the Name Change, Reincorporation and Forward-Split are referred to collectively herein as the “Corporate Actions”). On May16, 2013 our Board and our majority stockholder approved the Corporate Actions. On June 20, 2013, we filed a definitive information statement on Schedule 14C describing the Corporate Actions. The Financial Industry Regulatory Authority (“FINRA”) notified us that the Corporate Actions had been approved with an effective date of July 16, 2013.   As of the date of this Report, negotiations with Drywave are ongoing and the Reverse Merger has not been completed.

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

Results of Operations

For Three and Nine Months Ended September 30, 2014 and 2013

For the three and nine months ended September 30, 2014, we received $1,500 and $4,500 in revenue and had general and administrative expenses of $2,878 and $10,362.  As a result, we had a loss from operations of $1,378 and $5,862 for the three and nine months ended September 30, 2014, respectively.

Comparatively, for the three and nine months ended September 30, 2013, we received $1,500 and $3,700 in revenue and had general and administrative expenses of $3,275 and $14,177.  As a result, we had a loss from operations of $1,775 and $10,477 for the three months and nine months ended September 30, 2013, respectively.

The decreased loss from operations between the three months ended September 30, 2014 and 2013 was due to a decrease in general and administrative expenses for 2014.  The decreased loss from operations between the nine months ended September 30, 2014 and 2013 was due to both an increase in revenue and a decrease in general and administrative expenses for 2014.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the Company to satisfy the requirements of a United States reporting company.

Cashflow for the Nine Months Ended September 30, 2014 and 2013

At September 30, 2014, the Company had a cash balance of $8,787 a $4,365 increase from the $4,422 balance at December 31, 2013.

Operating Activities

For the nine months ended September 30, 2014, we had a net loss of $5,862, which together with an increase of $3,435 in accrued payables resulted in net cash used in operating activities of $2,427.  Comparatively, for the nine months ended September 30, 2013, we had a net loss of $10,477, and paid $1,500 for accrued payables, resulting in net cash used in operating activities of $11,977.

Investing Activities

During the nine month periods ended September 30, 2014 and 2013, we neither generated nor used funds in investing activities.

Financing Activities

For the nine months ended September 30, 2014 and 2013, we had an increase in advances from related party of $6,792 and $9,995, respectively.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the new regulations relating to Development Stage Entities as discussed above.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), as of September 30, 2014.  Based on this evaluation, our principal executive officer and principal accounting officer has concluded such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three and nine months ended September 30, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered equity securities were completed in the three and nine month periods ended September 30, 2014 or 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued or outstanding during the three and nine month periods ended September 30, 2014 or 2013.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DRYWAVE TECHNOLOGIES, INC.

By:	/s/ Austin Kibler
Austin Kibler
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	November 14, 2014