Form 10-K
period 2014-12-31
Bionik Laboratories Corp.
filed 2015-04-15
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54717

BIONIK LABORATORIES CORP.

 (Exact Name of Registrant as Specified in its Charter)

Delaware	27-1340346
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
483 Bay Street, N105, Toronto, ON	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

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

 [  ]  Yes  [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the Registrant is  [  ]  a large accelerated filer,[  ]  an accelerated file, [  ] a non-accelerated filer, or  [x]   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 [  ]  Yes  [x]   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter (June 30, 2014) was $16,746.

Number of shares of issuer’s common stock outstanding as of April 15, 2015:  65,839,500

TABLE OF CONTENTS

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

PART I

ITEM 1.  BUSINESS

History

Bionik Laboratories Corp. (“Bionik”, “the Company”, “we”, “us” or “our”)   was incorporated on January 8, 2010 in the State of Colorado. At the time of our incorporation the name of our company was Strategic Dental Management Corp.  On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware. Effective February 13, 2015, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”) whereby, among other things, we changed our name to Bionik Laboratories Corp. and reduced the authorized number of shares of Common Stock from 200,000,000 to 150,000,000. Additionally, on September 24, 2014, our stockholders approved a 1-for-0.831105 reverse stock split of the issued and outstanding shares of our Common Stock, and adopted an equity incentive plan. The reverse stock split was implemented on February 13, 2015.

On February 26, 2015, we entered into an Investment Agreement with Bionik Acquisition Inc., a company existing under the laws of Canada and  our wholly owned subsidiary (“Acquireco”), and Bionik Laboratories, Inc. (“Bionik Canada”) (the “Investment Agreement”), whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada, taking into account the Exchangeable Share Transaction (as defined below) (the “Acquisition Transaction”). After giving effect to the Acquisition Transaction, we commenced operations through Bionik Canada.

Bionik Canada was incorporated on March 24, 2011 under the Canada Business Corporations Act. Bionik Canada’s principal executive office is located at 483 Bay Street, N105, Toronto, ON Canada M5G 2C9 and its telephone number is (416) 640-7887. Our website address is www.bioniklabs.com.

Immediately prior to the closing of the Acquisition Transaction and the First Closing (as defined below), we transferred all of the business, properties, assets, operations and goodwill of the Company (other than cash and cash equivalents), and liabilities as of March 6, 2013, to our then-existing wholly owned subsidiary, Strategic Dental Alliance, Inc., a Colorado corporation (“Strategic Dental Alliance”), and then transferred all of the capital stock of Strategic Dental Alliance to Brian E. Ray, a former officer and existing director (through March 20, 2015) and Jon Lundgreen, a former officer and director, pursuant to a Spin-Off Agreement (the “Spin-Off Agreement”). Also as of immediately prior to the closing of the Acquisition Transaction and the First Closing, we entered into an Assignment and Assumption Agreement with Tungsten 74 LLC, pursuant to which Tungsten 74 LLC assumed all of our remaining liabilities through the closing of the Acquisition Transaction (the “Assignment and Assumption Agreement”). Accordingly, as of the closing of the Acquisition Transaction and the First Closing, we had no assets or liabilities.

As a condition of the closing of the Acquisition Transaction, Bionik Canada created a new class of exchangeable shares (the “Exchangeable Shares”), which were issued to the existing common shareholders of Bionik Canada in exchange for all of their outstanding common shares, all of which were cancelled (the “Exchangeable Share Transaction”).

Pursuant to the rights and privileges of the Exchangeable Shares, the holders of such Exchangeable Shares maintain the right to (i) received dividends equal to, and paid concurrently with, dividends paid by the Company to the holders of Common Stock; (ii) vote, through the Trustee’s voting of the Special Voting Preferred Stock (as defined herein) on all matters that the holders of Common Stock are entitled to vote upon; and (iii) receive shares of  Common Stock upon the liquidation or insolvency of the Company upon the redemption of such Exchangeable Shares by Acquireco.

As part of the Exchangeable Share Transaction, we entered into the following agreements, each dated February 26, 2015:

•

Voting and Exchange Trust Agreement (the “Trust Agreement”) with Bionik Canada and Computershare Trust Company of Canada (the “Trustee”); and

•

Support Agreement (the “Support Agreement”) with Acquireco and Bionik Canada.

Pursuant to the terms of the Trust Agreement, the parties created a trust for the benefit of its beneficiaries, which are the holders of the Exchangeable Shares, enabling the Trustee to exercise the voting rights of such holders until such time as they choose to redeem their Exchangeable Shares for shares of the common stock of the Company, and allowing the Trustee to hold certain exchange rights in respect of the Exchangeable Shares.

As a condition of the Trust Agreement and prior to the execution thereof, we filed a Certificate of Designation with the Delaware Secretary of State, effective February 20, 2015, designating a class of our preferred shares as The Special Voting Preferred Stock (the “Special Voting Preferred Stock”) and issued one share of The Special Voting Preferred Stock to the Trustee.

The Special Voting Preferred Stock entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement. The Trust Agreement further sets out the terms and conditions under which holders of the Exchangeable Shares are entitled to instruct the Trustee as to how to vote during any stockholder meetings of our company.

Pursuant to the terms of the Trust Agreement, we granted the Trustee the right to require our Company to purchase the Exchangeable Shares from any beneficiary upon the occurrence of certain events including in the event that we are bankrupt, insolvent or our business is wound up. The Trust Agreement continues to remain in force until the earliest of the following events: (i) no outstanding Exchangeable Shares are held by any beneficiary under the Trust Agreement; and (ii) each of Bionik Canada and us elects to terminate the Trust Agreement in writing and the termination is approved by the beneficiaries.

Pursuant to the terms of the terms of the Support Agreement, we agreed to certain covenants while the Exchangeable Shares were outstanding, including: (i) not to declare or pay any dividends on our common stock unless simultaneously declaring the equivalent dividend for the holders of the Exchangeable Shares, (ii) advising Bionik Canada in advance of any dividend declaration by our company, (iii) ensure that the record date for any dividend or other distribution declared on the shares of the Company is not less than seven days after the declaration date of  such dividend or other distribution; (iv) taking all actions reasonably necessary to enable Bionik Canada to pay and otherwise perform its obligations with respect to the issued and outstanding Exchangeable Shares, (iv) to ensure that shares of the Company are delivered to holders of Exchangeable Shares upon exercise of certain redemption rights set out in the agreement and in the rights and restrictions of the Exchangeable Shares, and (v) reserving for issuance and keeping available from our authorized common stock such number of shares as may be equal to: (A) the number of Exchangeable Shares issued and outstanding from time to time; and (B) the number of Exchangeable Shares issuable upon the exercise of all rights to acquire Exchangeable Shares from time to time.

The Support Agreement also outlines certain restrictions on our ability to issue any dividends, rights, options or warrants to all or substantially all of our stockholders during the term of the agreement unless the economic equivalent is provided to the holders of Exchangeable Shares. The Support Agreement is governed by the laws of the Province of Ontario.

Concurrently with the closing of the Acquisition Transaction and in contemplation of the Acquisition Transaction, we sold 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one share of common stock, par value $0.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of Common Stock at an initial exercise price of $1.40 per share (the “Warrant Shares”). The Common Stock and Warrants were sold to each subscriber of the Offering pursuant to a Subscription Agreement (“Subscription Agreement”).

The Offering was being offered with a minimum offering amount of $6,000,000 (the “Minimum Offering Amount”) and up to a maximum offering amount of $12,800,000 (subject to an overallotment option). Once the Minimum Offering amount was reached and held in escrow and other conditions to closing were satisfied (including the simultaneous closing of the Acquisition Transaction), the Company and the placement agent were able to conduct a first closing (the “First Closing”). Pursuant to the terms of a Registration Rights Agreement, we have agreed to file a registration statement on Form S-1 (or any other applicable form exclusively for the Offering) (the “Registration Statement”) registering for resale under the Securities Act all of the shares of Common Stock sold in the Offering and Warrant Shares underlying the Warrants within ninety days after the First Closing and we have agreed to use our commercially reasonable best efforts to cause such registration statement to become effective within one hundred eighty days of the First Closing. As a result of the Offering, after payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $5,383,734 at the First Closing, including the $500,000 in bridge loans we previously received that were taken into account as part of the Minimum Offering Amount.

As of the Acquisition Transaction and the First Closing, an aggregate of 90,575,126 shares of our Common Stock were deemed cancelled, of which 90,207,241 were held by our former Chief Executive Officer and current Senior Vice President.

Immediately following the Acquisition Transaction, the Exchangeable Share Transaction and the First Closing, there were 63,735,750 shares of our common stock issued and outstanding of which 6,000,000 were held by existing stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our common stock through their ownership of 100% of the Exchangeable Shares. Furthermore, up to 1,905,700 shares of our Common Stock were, as of such date, subject to forfeiture in the event we were unable to raise additional gross proceeds of $3,811,400 in the Offering.

On March 27, 2015, we sold to accredited investors in a second closing, 1,212,500 Units for gross proceeds of $970,000 at the Purchase Price. The Common Stock and Warrants were sold to each subscriber of the Offering pursuant to a Subscription Agreement. After payment of placement agent fees and expenses but before the payment of other Offering expenses such as legal and accounting expenses, we received net proceeds of $828,900.

On March 31, 2015, we sold to accredited investors in a third closing of the Offering, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. The Common Stock and Warrants were sold to each subscriber of the Offering pursuant to a Subscription Agreement. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, the Registrant received net proceeds of $620,310.

Through April 13, 2015, we have raised in the Offering aggregate gross proceeds of $7,871,600.  As a result, our pre-Acquisition Transaction stockholders hold approximately 9% of our issued and outstanding shares of Common Stock, the former stockholders of Bionik Canada hold approximately 76% of our issued and outstanding shares of Common Stock through their ownership of 100% of the Exchangeable Shares, and the investors in the Offering hold approximately 15% of our issued and outstanding shares of Common Stock.

Description of Business

Following the closing of the Acquisition Transaction, we became a medical device company, specializing in the designing, developing and commercializing of cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s every move.

Our co-founders, Mr. Michal Prywata and Mr. Thiago Caires, first conceived of a brain-controlled prosthetic device in 2009. Media and industry response sparked further innovation leading to the formation of Bionik Canada and development of our first commercial product, the ARKE lower body exoskeleton.

Since our founding, we have partnered with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. From inception to immediately prior to the First Closing, we have secured cash funding of approximately $5.5 million, which includes grants as well as Scientific Research and Experimental Development tax refunds provided through the Canadian government that support our creation of technologies that could lower the costs of medical devices and medical care.

We are currently developing the ARKE and researching two earlier stage products, the APOLLO intelligent prosthetic knee and the CHRONOS cloud-based intelligent patient queuing system. We plan to develop other biomechatronic solutions through internal research and development and we may further augment our product portfolio through strategic and accretive acquisition opportunities in the future.

We currently hold an intellectual property portfolio that includes 5 U.S. and international patents pending, 13 U.S. provisional patents, and other patents under development.  The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

Product Pipeline

ARKE

The ARKE is a robotic lower body exoskeleton designed to help wheelchair bound individuals suffering from spinal cord injuries, strokes and other mobility disabilities restore proper gait and walk again during the rehabilitation process.  We expect that the ARKE will complement or replace existing rehabilitation methods by giving the patient control and increasing feedback during the rehabilitation process. Further, being able to walk during rehabilitation potentially reduces bone density loss, muscle atrophy, secondary illness and the frequency of re-hospitalization, while potentially helping to increase blood flow and nutrient delivery throughout the body.

We believe that the ideal candidate for the ARKE rehabilitation therapy is a level T6 spinal cord injury patient with paralysis below the chest but maintains some or all upper body strength and mobility, although we believe any incomplete paraplegic (meaning a paraplegic with some healthy nerves remaining after the spinal cord damage that allows for no more than partial paralysis of hands, arms and upper torso) can benefit from the rehabilitation that the ARKE is expected to provide.

The ARKE uses sensory technology to determine at all times a user’s movements, such as bending forward and weight shifts from side to side. This sensory system allows the exoskeleton to determine precisely the movement needed by the user, including when the user wants to walk, stop, climb stairs, sit down or stop.

We have developed the ARKE to be electronically adjustable by a clinician or a rehabilitation specialist to attend to a patient’s specific needs and provide for customized rehabilitation plans. Additionally, the ARKE will have the capability to interface with the provided tablet computer to allow the clinician or a rehabilitation specialist to program, change, edit and select different features within the ARKE system platform, such as selecting or saving a patient’s profile, adjusting the rehabilitation movement speed or walking gait. The tablet interface is designed to allow for the staff to be in close proximity to the user, allowing for them to closely monitor the ARKE at all times during use, making the process safer, more reliable and responsible for making post session data analysis.

Stroke rehabilitation and other similar disability rehabilitation programs deal with patients that do not necessarily have spinal cord damage and that may possess the ability to generate some sort of lower-body motion. Accordingly, we intend on developing a version of the ARKE for stroke patients with partial assist, that is expected to allow stroke patients that have restricted or no motion in one or both legs to wear the product and experience normal weight bearing rehabilitation to walk. We anticipate that the ARKE software platform will also be programmed to assist with the rehabilitation of other disabilities in the future such as cerebral palsy, multiple sclerosis and spinal bifida.

We also intend on developing additional accessories for the ARKE that can improve the rehabilitation process along with the clinician’s or rehabilitation specialist’s interaction with the patient. We feel that improving the staff interaction with the patient is an important leap forward for the industry and incorporating a tablet interface to the

ARKE was our first innovative step in this regard. We intend on improving real time interactions between the staff and the patient that can simulate resistance experienced during the rehabilitation process, as well as improving product controls.

Mobility impairment affects an estimated 10 million people in developed countries, of which there is an estimated 5 million potential ARKE users in those markets. We believe that the ARKE can be used to assist in the rehabilitation of those patients with mobility in their arms for stability.

Early Stage Research Products

The APOLLO and CHRONOS are early stage research and development products.

The APOLLO is a microprocessor-driven, above the knee prosthetic designed to provide a user with a natural fluidity and walking gait. Through the use of its microprocessor and provisional patent pending magnetic fluid linear dampener to power the knee joint, it is being designed to sense motion and steps, thereby allowing the user to potentially walk naturally by increasing and decreasing the dampening in the knee joint.

Of the approximately 185,000 above the knee amputations in the U.S. annually, we estimate that approximately 60,000 patients could benefit if and when APOLLO is developed by the Company.

CHRONOS is a cloud-based, intelligent patient queuing system with predictive technology, designed to reduce patient waiting time to see health care providers, whether in waiting rooms in hospitals, clinics, private physician practice or otherwise. It is designed to allow patients to check in with their health care provider through their smartphone, allowing them to monitor the number of patients ahead of them along with an estimated wait time so the patient will know approximately when to come back to see their health care provider. We are aiming for CHRONOS to address productivity loss due to long waiting times, which is a frequent complaint of patients visiting their healthcare providers.

CHRONOS targets waiting rooms in hospitals, clinics, private physician practice or otherwise. We estimate that there is a $6.5 billion yearly productivity loss in the U.S. and Canada caused by patients waiting to see their doctors. CHRONOS could reduce this loss by improving on average admittance times, average additional waiting times and average total times. We intend on marketing CHRONOS through distribution channels and we have not identified the full market potential or acceptance of such products or other market verticals. We believe that value added products such as CHRONOS can improve the overall healthcare markets in public sectors such as Canada, and in the private sector such as the U.S.; such products could increase the flow of patients and overall satisfaction rates.

Other Prospective Products

We intend to expand our product offerings and enhance the strength of our Company through, not only internal development, but also strategic and accretive partnerships or acquisitions from time to time.

Competition and Competitive Advantage

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are a number of companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, having significantly longer operational history and greater financial and other resources.

The ARKE faces competition from companies that are focused on technologies for rehabilitation of patients suffering from spinal cord injuries, stroke and related neurological disabilities. Our competitors that we expect to compete with the ARKE in spinal cord rehabilitation therapies include Rewalk Robotics, Ekso Bionics, and Rex Bionics, each of which sell over-ground, weight bearing exoskeletons. Additionally, Parker Hannifin has announced plans to sell over-ground exoskeletons beginning in 2015. For the stroke market, we are developing an assisted version of the ARKE, which we expect will compete with Cyberdyne’s over-ground exoskeletons and Hocoma, AlterG, Aretech, Ekso Bionics, Parker Hannifin and Reha Technology, who are each selling treadmill-based walking gait therapies.

We believe that the ARKE’s primary advantage over the aforementioned products is that it has been designed to facilitate a selling price, which we believe is more affordable to the market than competing products. When comparing the ARKE to treadmill-based products available to the rehabilitation market, the ARKE has a smaller footprint, uses standard power sources, does not need any special infrastructure and is expected to be more affordable. Importantly, the ARKE is able to mobilize pre or non-ambulatory patients as it is a full weight-bearing product. The ARKE is also expected to be significantly less expensive compared to competitors in the spinal cord rehabilitation market for over-ground exoskeleton products. Additional advantages include our patented patient profiling system, and 3D trigger point system.

From inception, our developments and proposed products were focused on the medical market. We have also developed our products to reflect current market acceptance, including proper pricing, ease of use, global reach by innovative design and finally outstanding turnaround in product development, revisions and versions. We believe that we are the company among our competitors with by far the shortest time to market strategy. Rewalk Robotics was founded in 2001 and launched its product into the home market in 2014, 13 years later. We were founded about 4 years ago and have products in pre-clinical testing. Ekso Bionics was founded almost 10 years ago. We expect our innovative approach to result in low cost of goods and allow us to sell products superior to our competition’s products at less than half of the cost. We do not only focus on cost but also on quality, as we believe that our exoskeleton is the strongest exoskeleton in the medical market, giving patients the support they need to take steps that one by one, will change their life.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada and any other market we may enter. Robotic exoskeleton technology and its use in clinical settings is a new but emerging industry and currently regulated by medical device regulatory agencies (such as the US Food and Drug Administration). We believe that we will face challenges of increased regulatory scrutiny, possible changes in regulator’s requirements, meeting quality control standards of various government regulators, increased competition in the future based on new technologies, additional features and customizability, reduced pricing, clinical outcomes and other factors. Our strength in this market will depend on our ability to achieve market acceptance, develop new technologies, develop new products, implement production plans, develop marketing strategies, secure any necessary regulatory approvals, secure necessary data for reimbursement, protect our intellectual property and have sufficient funding to meet all these challenges.

The market for the Company’s other prospective products also has competition and is subject to rapid technological change and regulatory requirements. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Market disruption will be caused when new products or brands are able to differentiate from the rest of market. Failure to maintain and enhance our competitive position could materially adversely affect the business and our prospects.

Market Strategy

The ARKE is designed to be a rehabilitation tool for hospitals and clinics and potentially a personal rehabilitation tool so paraplegics and other walking disabled individuals could benefit from using ARKE at home. We have split the exoskeleton robotic market into two sub-markets:

·

The rehabilitation market for hospitals and clinics; and

·

The home market for personal use.

We are currently completing the safety testing and general proof of concept testing which we began in mid-2013. We have also prepared clinical trial protocols, which will test the product on paraplegic patients and gauge the medical benefits and other parameters. We anticipate receiving clearance within approximately 6 months of completing the clinical trials.

 Our initial go-to-market strategy will be the development of hospital and clinic relationships that will allow us to diffuse the technology among experts and patients. Initially, the hospitals and clinics selected for the clinical trials will be selected to promote and support the ARKE product. We are also seeking different government grants in collaboration with various hospitals and clinics to allow us to partially fund trials, research projects and upgrade the ARKE’s technology. We expect to gain traction among the doctors and experts involved in the distribution and buying groups that are established within those selected partner hospitals. We may also conduct clinical trials in other countries for the purpose of gaining traction in those markets, though we have no current plans to do so.

During the first market phase, we may sell or lease at a monthly or other fee structure the ARKE product to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities. We are also considering other revenue models.

We intend on developing other market vertical products to introduce to the market. We intend on using a similar commercialization approach for these products as planned for the ARKE but have not fully identified the market potential of each.

Intellectual Property

We use intellectual property developed or acquired, including patents, trade secrets, technical innovations, and various licensing agreements to provide our future growth and to build our competitive position. We have 5 U.S. and international patents pending and 13 U.S. provisional patents. As we continue to expand our intellectual property portfolio, it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Our patents pending are as follows:

Algorithms & Control Systems

Filed US & International

Sensory Technology

Filed US & International

Robotics

Filed US & International

Robotics

Filed US & International

Robotics

Filed US & International

Bionik has also filed 13 provisional patents in the areas of Robotics, Algorithms & Controls Systems, Sensory Technology and Cloud Computing. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

We have and generally plan to continue to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we intend to also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of our proprietary information.

Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us in Toronto on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

Prior to our acquisition of Bionik Canada in the Acquisition Transaction and as of December 31, 2014 and 2013, we did not incur any research and development costs.

Government Regulation

General

Our medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

In addition to the below, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our products, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our products and proposed products.

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The ARKE is expected to be a Class II product (products similar to the ARKE are currently designated as Class II for supervised use). Class II devices require a 510(k) premarket submission to the US FDA. Equivalent agencies in other countries also require similar submissions prior to the device being marketed.

We also need to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We plan to do this in compliance with the internationally recognized standard ISO 13485:2013 Quality Management Systems. Following the introduction of a product, the FDA and foreign agencies engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Employees

During the year ended December 31, 2014, we were operated by Austin Kibler, our then Chief Executive Officer and Director.  As of February 26, 2015, we have 15 full-time employees, 1 part-time employee and 3 consultants who are based in our principal executive office located in Toronto, Canada. These employees oversee day-to-day operations of the Company supporting management, engineering, manufacturing, and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

We currently plan to hire up to 10 additional full-time employees within the next 12 months, whose principal responsibilities will be the support of our research and development, clinical development and business development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A.  RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant executive office was located at 167 Penn St, Washington Boro, Pennsylvania.  We had been using space free of charge as it belongs to our Chief Executive Officer Austin Kibler.  As of February 26, 2015, our principal executive office is located in premises of approximately 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We believe that this facility is adequate for our short-term needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge and believe, there is no litigation pending or threatened by or against the registrant.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is  listed on the OTC Pink marketplace, operated by OTC Markets Group under the symbol “BNKL”. However, there is no active market for our Common Stock and there has been no material trading of our Common Stock.

Transfer Agent

VStock Transfer, LLC is the registrar and transfer agent for our shares of common stock. Its address is 150 West 46th Street, 6th Floor, New York, NY 10036; Telephone: (212) 828-8436.

Holders of Record

As of April 15, 2015 and taking into account the second closing and the third closing of the Offering, 65,839,500 shares of Common Stock were issued and outstanding, which were held by approximately 153 holders of record.

Dividend Policy

We have not paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. No dividends may be declared or paid on our Common Stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on our shares of preferred stock, if any.

Recent Sales of Unregistered Securities

During our fiscal years ended December 31, 2014 and 2013, there were no sales of unregistered securities.

On February 26, 2015, we sold 7,735,750 Units at a purchase price of $0.80 per Unit in the Offering. Each Unit consists of one share of Common Stock and a warrant to purchase one Warrant Share. As a result of the Offering, after payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $5,383,734 at the First Closing, including the $500,000 in bridge loans we previously received that were taken into account as part of the Minimum Offering Amount.

On March 27, 2015, we sold in a second closing, 1,212,500 Units for gross proceeds of $970,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other Offering expenses such as legal and accounting expenses, we received net proceeds of $828,900.

On March 31, 2015, we sold to accredited investors in a third closing of the Offering, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, the Registrant received net proceeds of $620,310.

The investors in participating in the Offering met the accredited investor definition of Rule 501 of the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale of the Units in the Offering were made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. The Offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

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

Plan of Operation and Recent Corporate Developments

Bionik Laboratories Corp. was incorporated on January 8, 2010 in the State of Colorado. At the time of our incorporation the name of our company was Strategic Dental Management Corp.  On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware. Effective February 13, 2015, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Articles of Incorporation whereby, among other things, we changed our name to Bionik Laboratories Corp. and reduced the authorized number of shares of Common Stock from 200,000,000 to 150,000,000. Additionally, on September 24, 2014, our stockholders approved a 1-for-0.831105 reverse stock split of the issued and outstanding shares of our Common Stock, and adopted an equity incentive plan. The reverse stock split was implemented on February 13, 2015.

Bionik Canada was incorporated on March 24, 2011 under the Canada Business Corporations Act.

On February 26, 2015, we entered into an Investment Agreement with Acquireco, our wholly owned subsidiary, and Bionik Canada  whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada, taking into account the Exchangeable Share Transaction. After giving effect to this transaction, we commenced operations through Bionik Canada.

Immediately prior to the closing of the Acquisition Transaction and the First Closing, we transferred all of the business, properties, assets, operations and goodwill of the Company (other than cash and cash equivalents), and liabilities as of March 6, 2013, to our then-existing wholly owned subsidiary, Strategic Dental Alliance, Inc., and then transferred all of the capital stock of Strategic Dental Alliance to Brian E. Ray, a former officer and existing director (through March 20, 2015) and Jon Lundgreen, a former officer and director, pursuant to a Spin-Off Agreement. Also as of immediately prior to the closing of the Acquisition Transaction and the First Closing, we entered into an Assignment and Assumption Agreement with Tungsten 74 LLC, pursuant to which Tungsten 74 LLC assumed all of our remaining liabilities through the closing of the Acquisition Transaction. Accordingly, as of the closing of the Acquisition Transaction and the First Closing, we had no assets or liabilities.

As of February 26, 2015, we are a medical device company engaged in the business of designing, developing and commercializing physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to create products that improve an individual’s health, comfort, accessibility and quality of life through products that use advanced algorithms and sensing technologies to anticipate a user’s every move.

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

Results of Operations

For the years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, we received $6,000 in revenue from a related party, had cost of sales from a related party of $7,000 and general and administrative expenses of $28,528.  As a result, we incurred a loss from operations of $29,528 for the year ended December 31, 2014.

For the year ended December 31, 2013, we received $5,200 in revenue from a related party, and had general and administrative expenses of $18,309.  As a result, we incurred a loss from operations of $13,109 for the year ended December 31, 2013.

The increased loss from operations between the year ended December 31, 2014 and 2013 was due to an increase in general and administrative expenses in 2014 as compared to 2013 primarily due to increased legal fees incurred in connection with the Acquisition Transaction.  We also incurred cost of sales of $7,000 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013 as the Company did not incur charges for the related party services for the year ended December 31, 2013.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the Company to satisfy the requirements of a United States reporting company and legal fees associated with the Acquisition Transaction.

Liquidity and Capital Resources

At December 31, 2014, the Company had a cash balance of $3,242 and current liabilities of $42,580 compared to a cash balance of $4,422 and current liabilities of $14,232 at December 31, 2013.

Through April 13, 2015, we have raised in the Offering aggregate gross proceeds of $7,871,600, which provides us with capital to implement our business plan for at least the next 12 months.

Operating Activities

During the year ended December 31, 2014 we used cash of $13,204 in operating activities compared to $14,609 cash used in operating activities as of December 31, 2013. In the twelve months ended December 31, 2014 we incurred losses of $29,528 and our balance of accounts payable increased by $16,324. By the comparison, during the twelve months ended December 31, 2013 we incurred losses of $13,109 and our balance of accounts payable decreased $1,500.

Investing Activities

We neither used, nor generated, cash flow from investing activities during the twelve months ended December 31, 2014 or 2013.

Financing Activities

During the twelve months ended December 31, 2014, we received $12,024 by way of loan from our principal shareholder to provide us with working capital. By comparison, during the twelve months ended December 31, 2013 we received $14,082 by way of loan from related parties to provide us with working capital.

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

See “Liquidity and Capital Resources” above for information on amounts raised since the end of the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

“Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminated the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 for its financial statements and accordingly has removed the inception-to-date information.

“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, issued in February 2013 requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross-reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

“Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) was issued during July 2013. The FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. Adoption of the accounting pronouncement does not have a material effect on these accompanying financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the financial statements of adopting ASU 2014-09 will be assessed by management.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the financial statements of adopting ASU 2014-15 will be assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIONIK LABORATORIES CORP.

(Formerly Drywave Technologies, Inc.)

  Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

  20

FINANCIAL STATEMENTS

Consolidated Balance Sheets

  21

Consolidated Statements of Operations

  22

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

  23

Consolidated Statements of Cash Flows

  24

Notes to Consolidated Financial Statements

  25

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Bionik Laboratories Corp.

(formerly Drywave Technologies, Inc.)

428 Bay Street, N105

Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. (formerly Drywave Technologies, Inc.) and subsidiary company (collectively “the Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bionik Laboratories Corp. (formerly Drywave Technologies, Inc.) and subsidiary company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge (formerly Arvada), Colorado

April 15, 2015

Bionik Laboratories Corp.

(f/k/a Drywave Technologies, Inc.)

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets

Current assets:
Cash	$ 3,242	$ 4,422
Total current assets	3,242	4,422

Total Assets	$ 3,242	$ 4,422

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$ 16,474	$ 150
Due to related party	26,106	14,082
Total current liabilities	42,580	14,232

Total Liabilities	42,580	14,232

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
96,589,680 shares issued and outstanding, December 31, 2014
and 2013	96,590	96,590
Additional paid-in capital	(71,377)	(71,377)
Accumulated deficit	(64,551)	(35,023)
Total stockholders' deficit	(39,338)	(9,810)

Total Liabilities and Stockholders' Deficit	$ 3,242	$ 4,422

See accompanying notes to consolidated financial statements

Bionik Laboratories Corp.

(f/k/a Drywave Technologies, Inc.)

Consolidated Statements of Operations

	Year Ended
	December 31,
	2014		2013

Revenue - related party	$ 6,000		$ 5,200
Cost of sales - related party	7,000		-
Gross profit (loss)	(1,000)		5,200

Operating expenses:
General and administrative	28,528		18,309
Total operating expenses	28,528		18,309

Income (loss) from operations	(29,528)		(13,109)

Income tax	-		-

Net income (loss)	$ (29,528)		$ (13,109)

Net income (loss) per common share - basic and diluted	$ (0.00)	*	$ (0.00)

Weighted average number
of common shares outstanding - basic and diluted	96,589,680		96,589,680

* denotes a loss of less than $(0.01) per share

See accompanying notes to consolidated financial statements

Bionik Laboratories Corp.

(f/k/a Drywave Technologies, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

	Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2012	96,589,680	$ 96,590	$ (71,377)	$ (21,914)	$ 3,299

Net loss for the year	-	-	-	(13,109)	(13,109)

Balance - December 31, 2013	96,589,680	96,590	(71,377)	(35,023)	(9,810)

Net loss for the year	-	-	-	(29,528)	(29,528)

Balance - December 31, 2014	96,589,680	$ 96,590	$ (71,377)	$ (64,551)	$ (39,338)

All numbers are retrospectively restated for the 22.75:1 forward split completed effective July 16, 2013 and a 1:0.831105 reverse stock split completed effective February 15, 2015.

 See accompanying notes to consolidated financial statements

Bionik Laboratories Corp.

(f/k/a Drywave Technologies, Inc.)

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (29,528)	$ (13,109)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	16,324	(1,500)
Net Cash Used In Operating Activities	(13,204)	(14,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	12,024	14,082
Net Cash Provided By Financing Activities	12,024	14,082

Net increase (decrease) in cash	(1,180)	(527)

Cash - Beginning of Period	4,422	4,949

Cash - End of Period	$ 3,242	$ 4,422

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$ -	$ -
Interest	$ -	$ -

See accompanying notes to consolidated financial statements

Bionik Laboratories Corp.

(formerly Drywave Technologies, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and December 31, 2013

Note 1 Nature of Operations

Bionik Laboratories Corp. (“Bionik”, “the Company”, “we”, “us” or “our”)   was incorporated on January 8, 2010 in the State of Colorado under the name Strategic Dental Management Corp. Our initial business plan was to build dental practices from scratch or to acquire existing dental practices and manage all aspects of the dental practices including payroll, human resources, collections, personnel, training, etc.  In addition, we planned to consult with other dental practices and train employees, manage day to day operations, provide all financial and accounting services, etc.

On March 6, 2013, the Company came under new ownership and while continuing with its existing business plan, the Company also started to seek new business opportunities including the acquisition of, or merger with, an existing business.

On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware as part of preliminary negotiations for a potential merger that subsequently proved to be abortive.

Subsequent to December 31, 2014, as disclosed in more fully in Note 8 - Subsequent Events below, effective February 13, 2015, the Company changed its name from Drywave Technologies, Inc. to Bionik Laboratories Corp. and effective February 26, 2015, acquired Bionik Laboratories, Inc., a Toronto Corporation, which is an innovative medical-robotics company that develops healthcare solutions for patients with restricted physical mobility. Prior to February 26, 2015, the Company spun off its existing dental consulting business, all its assets (except its cash balances) and liabilities.

Consequently, subsequent to February 26, 2015, we are now a medical device company, specializing in the designing, developing and commercializing of cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s every move.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company has chosen December 31 as a year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bionik Laboratories Corp. (formerly Drywave Technologies, Inc.) and its wholly owned subsidiary, Strategic Dental Alliance, Inc. for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Entities

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (January 8, 2010) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

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

Financial Instruments

The carrying value of the Company’s financial instruments comprising cash, accounts payable and accrued expenses and balance due to related party, as reported in the accompanying balance sheet, approximates fair value due to their short term maturity.

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

Advertising expenses

Advertising costs are expensed when incurred.  No advertising was conducted during the years ended December 31, 2014 and 2013.

Income taxes

Income taxes are accounted for in accordance with ASC 740, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company is currently filing its income tax returns on the cash basis.  The change in controlling stockholders did not result in a tax event.  The Company has not recognized an adjustment for uncertain income tax positions as there are no positions that the Company feels are more-likely-than-not to be sustained.  The Company recognizes interest and penalties, if any, as a component of income tax expense.  No interest or penalties have been recorded as of December 31, 2014 and 2013.  The Company is still subject to income tax examinations for all federal and Colorado taxes since inception.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company issued no stock based compensation to employees or no-employees during the years ended December 31, 2014 or 2013.

Earnings (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.  No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2014 or 2013.

On July 16, 2013, the Company executed a 22.75 for 1 forward stock split.  As a result of the split, each outstanding share of the Company before the split represents 22.75 shares of common stock after the split.   All share and per share amounts have been retroactively restated in these financial statements to reflect the forward split.

On February 13, 2015, the Company executed a 1 for 0.831105 reverse stock split.  As a result of the split, each outstanding share of the Company before the split represents 0.831105 shares of common stock after the split.   All share and per share amounts have been retroactively restated in these financial statements to reflect the reverse split.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $29,528 and net cash used in operations of $13,204 for the year ended December 31, 2014, and an accumulated deficit of $64,551 at December 31, 2014.  In addition, the Company has not yet generated significant revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As described in Note 8 Subsequent Events, subsequent to December 31, 2014, through April 13, 2015, the Company received gross proceeds of $7,871,600 through the sale of shares of its common stock and warrants. The Company believes that these proceeds should be sufficient to fund its proposed operations and business plan for the next twelve months.

Note 4 Related Party Transactions

Related party revenue

All Company revenues for the years ended December 31, 2014 and 2013 of $6,000 and $5,200 respectively were earned by providing payroll, accounting and human resource consulting, to an LLC related by common control of a Company director.

Related party expenses

The Company paid consulting fees to a director of $7,000 and $0 for the years ended December 31, 2014 and 2013, respectively for the consulting services provided.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or complete a business acquisition or merger.  There is no formal written commitment for continued support by related party affiliates.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  As of December 31, 2014 and 2013, the Company had a due from related party balance outstanding with an affiliate of the Company in the amount of $26,106 and $14,082, respectively. The due from related party balance is non-interest bearing, due upon demand and unsecured.

As further discussed in Note 8 - Subsequent Events below, effective February 26, 2015 this liability was spun off to a related party and was no longer a liability of the Company.

Note 5 Stockholders’ Deficit

Preferred Stock - The Company as of December 31, 2014 and 2013 had 10,000,000 shares of authorized preferred stock, $0.001 par value, with none issued and outstanding, with rights, preferences and designations to be determined by the Board of Directors.

Common Stock - The Company as of December 31, 2014 and 2013 had 200,000,000 shares of authorized common stock, $0.001 par value, with 96,589,680 shares issued and outstanding.

Effective February 13, 2015, the Company amended its Certificate of Incorporation to decrease the number of authorized shares of common stock to 150,000,000 shares and the reduced number of authorized shares of common stock has been retrospectively recognized in these financial statements

On July 16, 2013, the Company executed a 22.75 for 1 forward stock split.  As a result of the split, each outstanding share of the Company before the split represents 22.75 shares of common stock after the split.   All share and per share amounts have been retroactively restated in these financial statements to reflect the forward split.

On February 13, 2015, the Company executed a 1 for 0.831105 reverse stock split.  As a result of the split, each outstanding share of the Company before the split represents 0.831105 shares of common stock after the split.   All share and per share amounts have been retroactively restated in these financial statements to reflect the reverse split.

No shares of common stock were issued during the years ended December 31, 2014 or 2013.

Note 6 Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  At December 31, 2014 and 2013 the Company had net operating loss carryforwards of approximately $65,000 and $35,000 which will begin to expire in 2030.  The deferred tax asset created by the net operating losses available for carry forward, calculated at an effective tax rate of 20% approximates $13,000 and $7,000 as of December 31, 2014 and 2013, respectively and has been fully offset by a 100% valuation allowance.  The change in the valuation allowance for the years ended December 31, 2014 and 2013 was approximately $6,000 and $2,600, respectively.

Note 7 Commitments and Contingencies

Contractual – The Company did not enter into any long term contractual commitments during the years ended December 31, 2014 and 2013.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 8 Subsequent Events

In accordance with ASC855-10. Subsequent Events the Company has analyzed its operations subsequent to December 31, 2014 to the date of these financial statements and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed in the notes above and as discussed below.

On February 20, 2015, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”) whereby, among other things, we changed our name to Bionik Laboratories Corp. and reduced the authorized number of shares of Common Stock from 200,000,000 to 150,000,000. Additionally, on September 24, 2014, our stockholders had approved a 1-for-0.831105 reverse stock split of the issued and outstanding shares of our Common Stock, and adopted an equity incentive plan. The reverse stock split was implemented on February 13, 2015.

On February 26, 2015, we entered into an Investment Agreement with Acquireco, our wholly owned subsidiary, and Bionik Canada (the “Investment Agreement”) whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada, taking into account the Exchangeable Share Transaction (as defined below) (the “Acquisition Transaction”). After giving effect to the Acquisition Transaction, we commenced operations through Bionik Canada.

Immediately prior to the closing of the Acquisition Transaction and the First Closing (as defined below), we transferred all of the business, properties, assets, operations and goodwill of the Company (other than cash and cash equivalents), and liabilities as of March 6, 2013, to our then-existing wholly owned subsidiary, Strategic Dental Alliance, Inc., a Colorado corporation (“Strategic Dental Alliance”), and then transferred all of the capital stock of Strategic Dental Alliance to Brian E. Ray, a former officer and existing director (through March 20, 2015) and Jon Lundgreen, a former officer and director, pursuant to a Spin-Off Agreement (the “Spin-Off Agreement”). Also as of immediately prior to the closing of the Acquisition Transaction and the First Closing, we entered into an Assignment and Assumption Agreement with Tungsten 74 LLC, pursuant to which Tungsten 74 LLC assumed all of our remaining liabilities through the closing of the Acquisition Transaction (the “Assignment and Assumption Agreement”). Accordingly, as of the closing of the Acquisition Transaction and the First Closing, we had no assets or liabilities.

As a condition of the closing of the Acquisition Transaction, Bionik Canada created a new class of exchangeable shares (the “Exchangeable Shares”), which were issued to the existing common shareholders of Bionik Canada in exchange for all of their outstanding common shares, all of which were cancelled (the “Exchangeable Share Transaction”).

Pursuant to the rights and privileges of the Exchangeable Shares, the holders of such Exchangeable Shares maintain the right to (i) received dividends equal to, and paid concurrently with, dividends paid by the Company to the holders of Common Stock; (ii) vote, through the Trustee’s voting of the Special Voting Preferred Stock (as defined herein) on all matters that the holders of Common Stock are entitled to vote upon; and (iii) receive shares of  Common Stock upon the liquidation or insolvency of the Company upon the redemption of such Exchangeable Shares by Acquireco.

As part of the Exchangeable Share Transaction, we entered into the following agreements, each dated February 26, 2015:

•

Voting and Exchange Trust Agreement (the “Trust Agreement”) with Bionik Canada and Computershare Trust Company of Canada (the “Trustee”); and

•

Support Agreement (the “Support Agreement”) with Acquireco and Bionik Canada.

Pursuant to the terms of the Trust Agreement, the parties created a trust for the benefit of its beneficiaries, which are the holders of the Exchangeable Shares, enabling the Trustee to exercise the voting rights of such holders until such time as they choose to redeem their Exchangeable Shares for shares of the common stock of the Company, and allowing the Trustee to hold certain exchange rights in respect of the Exchangeable Shares.

As a condition of the Trust Agreement and prior to the execution thereof, we filed a Certificate of Designation with the Delaware Secretary of State, effective February 20, 2015, designating a class of our preferred shares as The Special Voting Preferred Stock (the “Special Voting Preferred Stock”) and issued one share of The Special Voting Preferred Stock to the Trustee.

The Special Voting Preferred Stock entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement. The Trust Agreement further sets out the terms and conditions under which holders of the Exchangeable Shares are entitled to instruct the Trustee as to how to vote during any stockholder meetings of our company.

Pursuant to the terms of the Trust Agreement, we granted the Trustee the right to require our Company to purchase the Exchangeable Shares from any beneficiary upon the occurrence of certain events including in the event that we are bankrupt, insolvent or our business is wound up. The Trust Agreement continues to remain in force until the earliest of the following events: (i) no outstanding Exchangeable Shares are held by any beneficiary under the Trust Agreement; and (ii) each of Bionik Canada and us elects to terminate the Trust Agreement in writing and the termination is approved by the beneficiaries.

Pursuant to the terms of the terms of the Support Agreement, we agreed to certain covenants while the Exchangeable Shares were outstanding, including: (i) not to declare or pay any dividends on our common stock unless simultaneously declaring the equivalent dividend for the holders of the Exchangeable Shares, (ii) advising Bionik Canada in advance of any dividend declaration by our company, (iii) ensure that the record date for any dividend or other distribution declared on the shares of the Company is not less than seven days after the declaration date of  such dividend or other distribution; (iv) taking all actions reasonably necessary to enable Bionik Canada to pay and otherwise perform its obligations with respect to the issued and outstanding Exchangeable Shares, (iv) to ensure that shares of the Company are delivered to holders of Exchangeable Shares upon exercise of certain redemption rights set out in the agreement and in the rights and restrictions of the Exchangeable Shares, and (v) reserving for issuance and keeping available from our authorized common stock such number of shares as may be equal to: (A) the number of Exchangeable Shares issued and outstanding from time to time; and (B) the number of Exchangeable Shares issuable upon the exercise of all rights to acquire Exchangeable Shares from time to time.

The Support Agreement also outlines certain restrictions on our ability to issue any dividends, rights, options or warrants to all or substantially all of our stockholders during the term of the agreement unless the economic equivalent is provided to the holders of Exchangeable Shares. The Support Agreement is governed by the laws of the Province of Ontario.

Concurrently with the closing of the Acquisition Transaction and in contemplation of the Acquisition Transaction, we sold 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one share of common stock, par value $0.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of Common Stock at an initial exercise price of $1.40 per share (the “Warrant Shares”). The Common Stock and Warrants were sold to each subscriber of the Offering pursuant to a Subscription Agreement (“Subscription Agreement”).

The Offering was being offered with a minimum offering amount of $6,000,000 (the “Minimum Offering Amount”) and up to a maximum offering amount of $12,800,000 (subject to an overallotment option). Once the Minimum Offering amount was reached and held in escrow and other conditions to closing were satisfied (including the simultaneous closing of the Acquisition Transaction), the Company and the placement agent were able to conduct a first closing (the “First Closing”). Pursuant to the terms of a Registration Rights Agreement, we have agreed to file a registration statement on Form S-1 (or any other applicable form exclusively for the Offering) (the “Registration Statement”) registering for resale under the Securities Act all of the shares of Common Stock sold in the Offering and Warrant Shares underlying the Warrants within ninety days after the First Closing and we have agreed to use our commercially reasonable best efforts to cause such registration statement to become effective within one hundred eighty days of the First Closing. As a result of the Offering, after payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $5,383,734 at the First Closing, including the $500,000 in bridge loans we previously received that were taken into account as part of the Minimum Offering Amount.

As of the Acquisition Transaction and the First Closing, an aggregate of 90,575,126 shares of our Common Stock were deemed cancelled, of which 90,207,241 were held by our former Chief Executive Officer and current Senior Vice President.

Immediately following the Acquisition Transaction, the Exchangeable Share Transaction and the First Closing, there were 63,735,750 shares of our common stock issued and outstanding of which 6,000,000 were held by existing stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our common stock through their ownership of 100% of the Exchangeable Shares. Furthermore, up to 1,905,700 shares of our Common Stock were, as of such date, subject to forfeiture in the event we were unable to raise additional gross proceeds of $3,811,400 in the Offering.

On March 27, 2015, we sold to accredited investors in a second closing, 1,212,500 Units for gross proceeds of $970,000 at the Purchase Price. The Common Stock and Warrants were sold to each subscriber of the Offering pursuant to a Subscription Agreement. After payment of placement agent fees and expenses but before the payment of other Offering expenses such as legal and accounting expenses, we received net proceeds of $828,900.

On March 31, 2015, we sold to accredited investors in a third closing of the Offering, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. The Common Stock and Warrants were sold to each subscriber of the Offering pursuant to a Subscription Agreement. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, the Registrant received net proceeds of $620,310.

Through April 13, 2015, we have raised in the Offering aggregate gross proceeds of $7,871,600.  As a result, our pre-Acquisition Transaction stockholders hold approximately 9% of our issued and outstanding shares of Common Stock, the former stockholders of Bionik Canada hold approximately 76% of our issued and outstanding shares of Common Stock through their ownership of 100% of the Exchangeable Shares, and the investors in the Offering hold approximately 15% of our issued and outstanding shares of Common Stock.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On February 6, 2014, we were notified that Ron R. Chadwick, P.C., the Registrant’s independent registered accountant had retired and would no longer serve as the Registrant’s independent registered accountant.   In connection with Mr. Chadwick’s retirement, the Registrant’s Board of Directors approved the engagement of Cutler and Co., LLC to serve as the Registrant’s independent registered accountant.

Prior to engaging Cutler and Co., LLC, Cutler and Co., LLC did not provide the Registrant with either written or oral advice that was an important factor considered by the Registrant in reaching a decision to change its independent registered public accounting firm to Cutler and Co., LLC.

There have been no disagreements between us and our accountants, Ronald R. Chadwick, P.C. and Cutler & Co. LLC regarding any matter or accounting principles or practice or financial statement disclosures.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our then chief executive officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were ineffective due to the material weakness in internal control below.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at December 31, 2014, our internal control over financial reporting was not effective due to a lack of resources and segregation of duties.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

As of December 31, 2014, our sole executive officer and directors were as follows:

Name	Position	Age
Austin Kibler	Chief Executive Officer and Director	31
Brian E. Ray	Director	44

Austin Kibler. Mr. Kibler previously served as our Chief Executive Officer and a member of the Board from March 2013. Upon the effectiveness of the Acquisition Transaction, Mr. Kibler resigned as Chief Executive Officer and was appointed to serve as Senior Vice President of the Company. Furthermore, he will resign as a director 10 days after the mailing of the Schedule 14-F. Mr. Kibler currently serves as the founder and sole member of Crown A Excavating LLC, a Pennsylvania limited liability company.

Brian Ray. Mr. Ray served as a member of the Board from January 2010 through March 20, 2015 and was the Chief Executive Officer from January 2010 until he resigned in March 2013. Mr. Ray currently is a part owner of LR Properties LLC, which is a real-estate investment and development company. Mr. Ray is also a part owner of Baywind Holdings LLC, which owns SofTouch Dental Care LLC. From 1998 to January 2010, Mr. Ray worked as Senior Consultant with Fuld and Company. Prior to that, Mr. Ray owned several small businesses. Mr. Ray holds a Masters of Organizational Behavior and a bachelor’s degree in Psychology and Business Administration from Brigham Young University. He is also a member of the Society of Competitive Intelligence Professionals.

Effective as of the closing of the Acquisition Transaction, Austin Kibler resigned as Chief Executive Officer and was appointed Senior Vice President and Peter Bloch and Michal Prywata were appointed as directors of the Company to fill the vacancies created by an increase of our Board of Directors from two to four members.   On the date of the Acquisition Transaction but effective as of March 20, 2015, Thiago Caires and Robert Hariri were appointed to our Board of Directors and Messrs. Kibler and Brian Ray resigned as directors. In addition, effective as of the closing of the Acquisition Transaction, our Board of Directors appointed Peter Bloch to serve as our Chief Executive Officer, and Chairman of the Board of Directors, Michael Prywata to serve as our Chief Operating Officer, Thiago Caires to serve as our Chief Technology Officer and Leslie N. Markow to serve as our Chief Financial Officer, effective immediately upon the closing of the Acquisition Transaction. It is expected that Mr. Kibler will remain as a Senior Vice President at the Company only until the filing of this Annual Report on Form 10-K with respect to the fiscal year ended December 31, 2014 at which time he will resign from this position with the Company.

Our current officers and directors are as follows:

Name	Position	Age
Peter Bloch	Chief Executive Officer and Chairman of the Board of Directors	55 (1)
Michal Prywata	Chief Operating Officer and Director	23 (1)
Thiago Caires	Chief Technology Officer and Director	26 (1)
Leslie N. Markow	Chief Financial Officer	54 (1)
Robert Hariri	Director	55 (2)
Austin Kibler	Senior Vice President	31 (3)

(1)	Effective February 26, 2015, the above individuals were appointed to the roles listed above
(2)	On February 26, 2015, Robert Hariri was appointed as a Director effective March 20, 2015.
(3)

Effective March 6, 2013, Austin Kibler was appointed to serve as our Chief Executive Officer and Director.  Effective February 26, 2015, Austin Kibler resigned as Chief Executive Officer and Director (effective March 20, 2015) and was appointed as Senior Vice President.

Peter Bloch: Chief Executive Officer and Chairman of the Board of Directors. Mr. Bloch has served as the Company’s Chief Executive Officer since April 2013 and as Chairman of the Board of Directors since February 2014. From April 2012 to April 2013, Mr. Bloch served as our Chief Financial Officer. Mr. Bloch is a CPA, CA with a track record of building both public and private technology companies, mainly in the life sciences industry. Mr. Bloch currently serves as a Director of HB Agri Products Inc. since February 2014. From January 2008 to February 2009, Mr. Bloch served as the Chief Financial Officer of Just Energy, a public electricity and gas company. Since December 2011, Mr. Bloch has also served as a Director for Walmer Capital Corp. His past 25 years of executive management experience includes serving as Chief Financial Officer and joint interim CEO of Sanofi Canada Inc., the Canadian affiliate of Sanofi, a global healthcare leader; Chief Financial Officer of Intellivax Inc., a biotechnology company which was sold to GlaxoSmithKline for $1.75 billion; founder of Tribute Pharmaceuticals, a specialty pharmaceutical company; and Chief Financial Officer of Gennum Corporation, a public semiconductor company focused on the TV and medical device market. These companies have ranged in size from start-ups to companies with revenues of over $2 billion. In these roles, Mr. Bloch has secured significant funding for both private and public companies, gained experience with initial public offerings and led a number of acquisitions and partnership transactions. We believe Mr. Bloch is qualified to serve as Chairman of the Board of Directors due to his public service experience, experience in the biotechnology and pharmaceuticals industries and his business contacts.

Michal Prywata: Chief Operating Officer and Director. Mr. Prywata is the co-founder of Bionik Canada and has served as our Chief Operating Officer since April 2013 and as a Director since March 2011. Mr. Prywata previously served as our Chief Executive Officer from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University with a focus on electronics and software development for medical products. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. He has spent the past 5 years with Bionik Canada, managing technological advancements, managing day-to-day operations, and developing concepts into products. In addition, Mr. Prywata, together with Mr. Caires, was responsible for raising and securing initial seed capital – subsequent capital raises were done together with Mr. Bloch. Mr. Prywata is the co-inventor of all current intellectual property of the Company. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

Thiago Caires: Chief Technology Officer and Director. Mr. Caires is the co-founder of Bionik Canada and has served as its chief technical officer since May 2013. He was its President from March 2011 to April 2013, at which time he was appointed Chief Technology Officer. He started his engineering training in Mechatronics at PUC University, Rio de Janeiro, Brazil. Mr. Caires moved to Canada to attend Centennial College where he studied automation and robotics with a focus on robotics and CIM (computer integrated manufacturing). After Centennial College he attended Ryerson University for biomedical engineering where his major focus was on prosthetics. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. While at Bionik Canada, Mr. Caires was responsible for managing technological advancements and creating the clinical trials strategy for the approvals of its first product. In addition, Mr. Caires, together with Mr. Prywata, was responsible for raising and securing initial seed capital - subsequent capital raises were done together with Mr. Bloch. Mr. Caires is the co-inventor of all of current intellectual property of the Company. Mr. Caires serves as a member-elect of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Caires is qualified due to his experience in the medical device industry.

Leslie N. Markow: Chief Financial Officer. Ms. Markow has served as the Company’s part-time Chief Financial Officer since September 2014. She is a CPA CA in Canada, a US CPA (Illinois) and Chartered Director. From 2002 to 2004 and since 2010, Ms. Markow has provided outsourced CFO, controller and financial services on a part-time basis to numerous public and private companies. In addition, in 2012-2013, Ms. Markow was the Chief Financial Officer of Stewardship Ontario, a supply chain operator of Blue Box and Orange Drop Programs for industry in the Province of Ontario. In 2010- 2012, Ms. Markow was the Chief Financial Officer of Blue Ocean NutraSciences Inc. (formerly Solutions4CO2 Inc.), a public CO2 solution industrial company. From 2004 to 2010, Ms. Markow was the

Director of Client Service for Resources Global Professionals, a Nasdaq-listed global consulting firm. From 1991-2002, she held various positions at SunOpta Inc. a TSX-Nasdaq listed company, which at that time was an industrial technology manufacturer, including as Chief Administrative Officer, Vice-President Regulatory Reporting & Compliance, Chief Financial Officer and Vice-President–Finance and Controller. Ms. Markow started her career in 1983 with predecessors of PricewaterhouseCoopers, ultimately holding a position as Senior Audit Manager in 1991 when she moved to SunOpta Inc. Ms. Markow is a member of the Board of Directors and Chairperson of the Audit Committee of Jemtec Inc., a Canadian public company that sells monitoring hardware and software. She also is a member of Financial Executives Canada, where she is a past National Board Director, Toronto Board Director, Toronto Chapter President and the winner of the Toronto Leadership Award, and is a faculty member of The Directors College, which is a joint venture of McMaster University and The Conference Board of Canada.

Dr. Robert Hariri: Director. Dr. Robert (Bob) Hariri is a surgeon, biomedical scientist and highly successful serial entrepreneur in two technology sectors: biomedicine and aerospace. The Chairman, Founder, Chief Scientific Officer, and former Chief Executive Officer of Celgene Cellular Therapeutics, one of the world’s largest human cellular therapeutics companies, Dr. Hariri has pioneered the use of stem cells to treat a range of life threatening diseases and has made transformative contributions in the field of tissue engineering. His activities and experience includes academic neurosurgeon at Cornell, businessman, military surgeon and aviator and aerospace innovator. Dr. Hariri has over 90 issued and pending patents, has authored over 100 published chapters, articles and abstracts and is most recognized for his discovery of pluripotent stem cells from the placenta and as a member of the team which discovered the physiological activities of TNF (tumor necrosis factor). Dr. Hariri was recipient of the Thomas Alva Edison Award in 2007 and 2011, The Fred J. Epstein Lifetime Achievement Award and has received numerous other honours for his many contributions to biomedicine and aviation. Dr. Hariri also serves on numerous Boards of Directors including Myos Corporation and Provista Diagnostics. Dr. Hariri is an Adjunct Associate Professor of Pathology at the Mount Sinai School of Medicine and a member of the Board of Visitors of the Columbia University School of Engineering & Applied Sciences and the Science & Technology Council of the College of Physicians and Surgeons, and is a member of the scientific advisory board for the Archon X PRIZE for Genomics, which is awarded by the X PRIZE Foundation. Dr. Hariri is also a Trustee of the Liberty Science Center and has been appointed Commissioner of Cancer Research by New Jersey Governor Chris Christie. Dr. Hariri is also a member of the Board of Trustees of the J. Craig Venter Institute. A jet-rated commercial pilot with thousands of hours of flight time in over 60 different military and civilian aircraft, Dr. Hariri has also produced several feature films as well as documentaries on global societal issues. We believe Dr. Hariri is qualified to serve as a Director due to his public service experience, experience in the biotechnology and pharmaceuticals industries and his business contacts.

There are no family relationships among any of our current or proposed officers and directors.

Arrangements between Officers and Directors

On March 6, 2013, AAK Ventures, LLC, a Delaware limited liability company controlled by Austin Kibler, purchased 93.44% of our issued and outstanding common stock held by certain holders of our common stock. Pursuant to the terms of this change in control of the Company, Brian Ray and John Lundgreen resigned all positions with the Company except Brian Ray remaining as a Director and Austin Kibler was appointed to serve as our Chief Executive Officer and Director. We filed a current report on Form 8-K on March 12, 2013 with the SEC giving notice of the change in control.

As of February 26, 2015, as part of the Acquisition Transaction, the Company spun off Strategic Dental Alliance, Inc., a Colorado corporation, a wholly-owned subsidiary of the Company and, until the Acquisition Transaction, the holder of certain of the Company’s assets and liabilities, to Messrs. Brian Ray and John Lundgreen.

As of February 26, 2015, as part of the Acquisition Transaction and the resignation of Mr. Kibler as our Chief Executive Officer, we cancelled an aggregate of 90,207,241 shares of the Company’s common stock beneficially owned by AAK Ventures, LLC.

Other than the above transactions or as otherwise set forth in this Annual Report on Form 10-K or in any reports filed by us with the SEC, including the Current Report on Form 8-K filed by us on March 4, 2015, which discloses in further detail the Acquisition Transaction and Bionik Canada, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officer for the years ended December 31, 2014 and 2013.  During the year ended December 31, 2014, we paid $7,000 to a director for consulting services.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, other than (a) Mr. Kibler, who did not file a Form 3 disclosing the acquisition of certain shares beneficial owned by him or (b) Mr. Ray, who did not file a Form 4 disclosing the disposition of certain shares owned by him, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which is comprised of Peter Bloch, Michal  Prywata, Thiago Caires and Robert Hariri.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.

Our board of directors does not currently have any committees, such as an audit committee or a compensation committee. However, the board of directors may establish such committees in the future. However, our board of directors will establish an audit committee and a compensation committee (and any other committees that are required) if the Company seeks to be listed on a national securities exchange.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers during the years ended December 31, 2014 and 2013.

		Annual Compensation			Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Austin Kibler (1)
Chief Executive	2014	-	-	-	-	-	-	-
Officer and Director	2013	-	-	-	-	-	-	-

Brian E. Ray (2)	2014	-	-	-	-	-	-	$7,000
Director and Former	2013	-	-	-	-	-	-	-
Chief Executive Officer

John Lundgreen (3)	2014	-	-	-	-	-	-	-
Former Secretary	2013	-	-	-	-	-	-	-
and Director

(1)

Mr. Kibler was appointed to these positions on March 6, 2013.  Mr. Kibler will not receive any compensation for his service as Chief Executive Officer.

(2)

Mr. Ray was appointed to these positions on January 8, 2010 and resigned all positions except director on March 6, 2013.  For the year ended December 31, 2014, $7,000 was paid for consulting services that were provided.  For the year ended December 31, 2013, no compensation was paid to Mr. Ray.

(3)

Mr. Lundgreen was appointed to these positions on January 8, 2010 and resigned all positions on March 6, 2013.  For the years ended December 31, 2014 and 2013, no compensation was paid to Mr. Lundgreen.

For a discussion of compensation paid to Messrs. Bloch, Prywata, Caires and Markow as officers of Bionik Canada prior to the Acquisition Transaction, see the Company’s Current Report on Form 8-K file with the SEC on March 4, 2015.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, are eligible for stock option grants but they do not receive any other compensation for serving on the board at this time. We plan to compensate independent directors in the future.

Outstanding Equity Awards

Since our incorporation on January 8, 2010 through the Acquisition Transaction, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock appreciation rights, and none of them hold unexercised stock options.

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through the Acquisition Transaction, we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance.  No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through the Acquisition Transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our Common Stock as of April 15, 2015 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors, and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of April 15, 2015 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. The following table assumes 65,839,500 shares are outstanding as of April 15, 2015.

The percentages below assume the exchange by all of the holders of Exchangeable Shares of Bionik Canada for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of or Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Peter Bloch (1)	6,219,520	9.44%

Michal Prywata (1)(2)	7,707,112	11.70%

Thiago Caires (1)(3)	7,707,112	11.70%

Olivier Archambaud (1)	6,581,630	9.99%

Leslie N. Markow (1)(4)	47,187	*

Robert Hariri (5)	145,971	*

Austin Kibler (6)	50,000	*

All directors, director appointees and executive officers as a group (6 persons)	21,876,902	33.22%

* Less than 1%

(1) Such shares will initially be held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:

•

Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Acquisition Transaction;

•

Have dividend entitlements and other attributes corresponding to the Common Stock;

•

 Be exchangeable, at each holder’s option, for Common Stock; and

•

Upon the direction of our board of directors, be exchanged for Common Stock on the 10 year anniversary of the First Closing, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2) Does not include approximately 160,000 Exchangeable Shares issued or expected to be issued to Mr. Prywata effective as of the closing of the Acquisition Transaction.

(3) Does not include approximately 160,000 Exchangeable Shares issued or expected to be issued to Mr. Caires effective as of the closing of the Acquisition Transaction.

(4) Represents options to acquire 47,187 shares of our common stock.

(5) Includes options to acquire 20,971 shares of our common stock

(6) These shares are owned by AAK Ventures, LLC of which Mr. Kibler has sole voting and investment power.

Equity Compensation Plan Information

Shown below is information as of December 31, 2014 with respect to the Common Stock that may be issued under our equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	12,994,748(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	12,994,748(1)

__________

(1)

As a result of the reverse stock split and the Acquisition Transaction, such number was adjusted downwards to 10,800,000 as of February 26, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due to Related Party

As of December 31, 2014, in support of the Company’s efforts and cash requirements, it relies on advances from related parties until such time that the Company was able to support its operations or complete a business acquisition or merger.  There was no formal written commitment for continued support by related party affiliates.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and were not been formalized by a promissory note.

As of December 31, 2014, the Company had a due to related party balance outstanding with an affiliate of the Company in the amount of $26,106. The due to related party balance was non-interest bearing, due upon demand and unsecured.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

The director is, or at any time during the past three years was, an employee of the company;

•

 The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things  compensation for board or board committee service);

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

Under such definitions, Dr. Hariri is considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2013 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 was $8,100.

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2014 for professional services rendered by Cutler & Co. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 was $7,750.

Audit related fees

None

Tax Fees

None

All Other Fees

None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit

Number

Description of Exhibits

2.1

Plan of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)

3.1

Articles of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)

3.2

Certificate of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)

3.3

Certificate of Incorporation, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)

3.4

Delaware By-laws, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)

3.5

Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

3.6

Amended and Restated By-Laws (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

4.1

Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

4.2

Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

4.3

Form of Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.1

Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.2

Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26,2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.3

Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.4

Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.5

Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.6

Spin-Off Agreement, dated as of February 26, 2015, by and among Bionik Laboratories Corp., and Brian E. Ray and Jon Lundgreen (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.7

Assignment and Assumption Agreement, dated as of February 26, 2015, by and between Bionik Laboratories Corp. and Tungsten 74 LLC (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.8

Form of Subscription Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.9**

Peter Bloch Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.10 **

Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.11 **

Thiago Caires Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.12 **

Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.13 **

Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)

14.1

Code of Business Conduct and Ethics*

21.1

List of Subsidiaries *

31.1

Certificate of Chief Executive Officer as adopted pursuant to

Section 302  of the Sarbanes-Oxley Act of 2002 *

31.2

Certificate of  Chief Financial Officer as adopted pursuant to

Section 302  of the Sarbanes-Oxley Act of 2002 *

32.1

Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2

Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

Interactive Data File (Form 10-K) for the fiscal year ended December 31, 2014 furnished in XBRL) *

*Filed herewith

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONIK LABORATORIES CORP.

	By:	/s/ Peter Bloch
Date : April 15, 2015		Peter Bloch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated.

Signature

Title

Date

/s/ Peter Bloch

Chairman and Chief Executive Officer

April 15, 2015
Peter Bloch

(principal executive officer)

/s/ Leslie Markow

Chief Financial Officer

April 15, 2015
Leslie Markow

(principal financial and accounting officer)

/s/ Michal Prywata

Chief Operating Officer and Director

April 15, 2015

Michal Prywata

/s/ Thiago Caires

Chief Technology Officer and Director

April 15, 2015

Thiago Caires

/s/ Robert Hariri

Director

April 15, 2015

Robert Hariri