Form 10-Q
period 2015-03-31
Bionik Laboratories Corp.
filed 2015-05-20
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street N105 Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(416) 640-7887

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 20, 2015, 18,954,500 shares of Common Stock, par value $0.001 per share, and 50,000,000 Exchangeable Shares having substantially identical rights to the Common Stock.

BIONIK LABORATORIES CORP.

FORM 10-Q

Item 1. Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets (unaudited)

(Amounts expressed in US Dollars)

	As at	As at
	March 31, 2015	December 31, 2014
	$	$
Assets
Current
Cash and cash equivalents	6,125,108	209,933
Prepaid expenses and other receivables (Note 3)	158,419	81,130
Due from related parties (Note 6)	41,480	44,986
Total Current Assets	6,325,007	336,049
Equipment (Note 4)	100,629	77,922
Total Assets	6,425,636	413,971

Liabilities and Shareholders' Deficiency
Current
Accounts payable (Note 6)	208,785	308,947
Accrued liabilities	332,946	155,463
Total Liabilities	541,731	464,410
Shareholders' Equity (Deficiency)
Preferred Stock, par value $0.001; Authorized - 10,000,000; Special Voting Preferred Stock, authorized, issued and outstanding - 1 (December 31, 2014 – Nil)	-	-
Common Stock, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Issued and outstanding – 15,839,500 and 50,000,000 Exchangeable Shares (December 31, 2014 – nil and 49,737,096 Exchangeable Shares) (Note 7)	65,840	49,737
Additional paid in capital	12,076,571	4,936,456
Deficit	(6,300,655)	(5,053,982)
Accumulated other comprehensive income	42,149	17,350
Total Shareholders' Equity (Deficiency)	5,883,905	(50,439)
Total Liabilities and Shareholders' Equity (Deficiency)	6,425,636	413,971

Contingencies (Note 10)

Subsequent Events (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
	$	$

Expenses
Research and development	435,671	232,032
Professional and consulting fees	261,350	165,302
General and administrative	167,747	95,699
Imputed interest expense (Note 5)	-	45,063
Interest expense	179	17,124
Depreciation (Note 4)	10,412	423
Other income	(323)	(473,162)
Share-based compensation expense (Notes 7(v) and 8)	371,637	-
	(1,246,673)	(82,481)

Net loss for the period	(1,246,673)	(82,481)
Foreign exchange translation adjustment for the period	24,779	18,837
Net loss and comprehensive loss for the period	(1,221,894)	(63,644)

Loss per share - basic and diluted	(0.02)	(0.00)

Weighted average number of shares outstanding	52,726,746	36,621,885

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ (Deficiency) Equity (Unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total
		$		$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at January 1, 2014	1	-	36,621,885	36,622	1,736,247	(2,506,754)	22,903	(710,982)
Net loss for the period	-	-	-	-	-	(82,481)	-	(82,481)
Foreign currency translation	-	-	-	-	-	-	18,837	18,837
Balance, March 31, 2014	1	-	36,621,885	36,622	1,736,247	(2,589,235)	41,740	(774,626)
Issuance of common shares for cash	-	-	10,792,335	10,792	2,605,270	-	-	2,616,062
Share issue costs	-	-	-	-	(11,609)	-	-	(11,609)
Shares issues on conversion of loans	-	-	1,012,142	1,012	238,734	-	-	239,746
Beneficial conversion feature	-	-	-	-	27,677	-	-	27,677
Shares issued on exercise of stock options	-	-	1,310,734	1,311	227,564	-	-	228,875
Share compensation expense	-	-	-	-	112,573	-	-	112,573
Net loss for the period	-	-	-	-	-	(2,464,747)	-	(2,464,747)
Foreign currency translation	-	-	-	-	-	-	(24,390)	(24,390)
Balance, December 31, 2014	1	-	49,737,096	49,737	4,936,456	(5,053,982)	17,350	(50,439)
Effect of the Acquisition Transaction (Note 7(vii))	-	-	6,000,000	6,000	(6,000)	-	-	-
Shares issued on private placement	-	-	9,839,500	9,840	7,861,761	-	-	7,871,601
Share issue costs	-	-	-	-	(1,087,020)	-	-	(1,087,020)
Share compensation expense (Notes 7(v) and 8)	-	-	262,904	263	371,374	-	-	371,637
Net loss for the period	-	-	-	-	-	(1,246,673)	-	(1,246,673)
Foreign currency translation	-	-	-	-	-	-	24,799	24,799
Balance, March 31, 2015	1	-	65,839,500	65,840	12,076,571	(6,300,655)	42,149	5,883,905

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended March 31, 2015	Three months ended March 31, 2014
	$	$
Operating activities
Net loss for the period	(1,246,673)	(82,481)
Adjustment for items not affecting cash
Depreciation of equipment	10,412	423
Imputed interest	-	45,063
Interest expense	179	17,124
Share compensation expense	371,637	-
	(864,445)	(19,871)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(83,258)	(409,680)
Accounts payable	(71,773)	-
Accrued liabilities	193,993	(10,113)
Net cash used in operating activities	(825,483)	(439,664)
Investing activities
Acquisition of equipment	(38,820)	-
Net cash used in investing activities	(38,820)	-
Financing activities
Proceeds from issuance of shares, net of issue costs	6,788,988	-
(Repayment of) proceeds from loans payable	-	371,718
(Repayment of) proceeds from loans from related parties	-	(20,295)
Net cash provided by financing activities	6,788,988	351,423
Effects of foreign currency exchange rate changes	(9,510)	89,442
Net increase in cash and cash equivalents for the period	5,915,175	1,201
Cash and cash equivalents, beginning of period	209,933	2,281
Cash and cash equivalents, end of period	6,125,108	3,482
Supplemental information:
Issuance of shares on conversion of loans	$500,000	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS

The Company and its Operations

Bionik Laboratories Corp. (formerly Drywave Technologies, Inc., herein referred to as the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013, the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved September 24, 2014. The unaudited condensed consolidated financial statements consolidate the Company and its wholly owned subsidiaries Bionik Laboratories Inc. ("Bionik Canada") and Bionik Acquisition Inc.

The Company is a bioengineering research and development company targeting diseases and injuries that impact human mobility. The Company is working towards its first product, which will be the “ARKE”, a robotic pair of exoskeleton legs to be used for rehabilitation purposes and potentially for day-to-day use as a replacement for a wheelchair.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

On February 26, 2015, the Company finalized a Share Exchange Agreement whereby Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the outstanding common shares of Bionik Canada (the “Acquisition Transaction”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one share of its Special Preferred Voting Stock (the “Special Preferred Share”) (Note 7). Immediately prior to the closing of the Acquisition Transaction, Drywave transferred all of the business, properties, assets, operations and liabilities to two former officers and directors of the Company and to a third-party entity such that as of the closing of the Acquisition Transaction there were no assets or liabilities.

After giving effect to the Acquisition Transaction, the Company commenced operations through Bionik Canada which by virtue of the Acquisition Transaction is now a reporting issuer through the Company’s listing on the OTC Pink marketplace.

As a result of the shareholders of Bionik Canada having a controlling interest in the Company subsequent to the Acquisition Transaction, for accounting purposes the Acquisition Transaction does not constitute a business combination. The transaction has been accounted for as a recapitalization of the Company with Bionik Canada being the accounting acquirer even though the legal acquirer is Bionik, accordingly, the historic financial statements of Bionik Canada are presented as the comparative balances for the period prior to the Acquisition Transaction.

References to the Company refer to the Company and its wholly—owned subsidiaries, Bionik Acquisition Inc. and Bionik Laboratories Inc. References to Drywave relate to the Company prior to the Acquisition Transaction.

The Company has not yet realized any revenues from its planned operations. As at March 31, 2015, the Company has a working capital surplus of $5,783,276 (December 31, 2014 - a working capital deficit of $128,361) and shareholders’ equity of $5,883,905 (December 31, 2014 - a shareholder’s deficiency of $50,439) and incurred a net loss and comprehensive loss of $1,221,984 for the three- month period ended March 31, 2015 (March 31, 2014 - $63,644).  Further, the Company expects that the ARKE will be categorized as a Class II medical device with the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant. See Note 11.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, M5G 2C9.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements for the year ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the condensed interim financial statements of adopting ASU 2014-09 will be assessed by management.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the condensed interim financial statements of adopting ASU 2014-15 will be assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated interim financial statements.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency is separately determined for the Company and each of its subsidiaries, and is used to measure the financial position and operating results. The functional currency of the Company is the U.S. dollar, the functional currency of the Company’s wholly-owned subsidiary Bionik Canada and Bionik Acquisition Inc. is the Canadian Dollar. Transactions denominated in a currency other than the functional currency are recorded on initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are recognized in profit or loss. Non-monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

Bionik Canada and Bionik Acquisition Inc.’s assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Shareholders’ equity (deficiency) is translated at historical rates. Adjustments resulting from translating the condensed consolidated interim financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss) in the statement of changes in shareholders’ equity (deficiency).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31, 2015	December 31, 2014
	$	$
Prepaid expenses and sundry receivables	6,242	18,172
Prepaid insurance	126,771	40,630
Sales taxes receivable (i)	25,406	22,328
	158,419	81,130

(i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

4.	EQUIPMENT

Equipment consists of the following as at March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	107,369	33,933	73,436	77,650	27,438	50,212
Furniture and fixtures	23,832	7,689	16,143	24,909	7,325	17,584
Tools and parts	12,100	1,050	11,050	11,913	1,787	10,126
	143,301	42,672	100,629	114,472	36,550	77,922

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the period ended March 31, 2015 was $10,412 (March 31, 2014 - $423).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

5.	CONVERTIBLE SECURED PROMISSORY NOTE

On December 8, 2011, the Company received $61,500 CAD from a lender that at the time was non-interest bearing and had no specified terms of repayment. On February 28, 2012, the lender and the Company agreed to the terms of a Convertible Secured Promissory Note, which securitized the previous note plus an additional $60,000 CAD for a total principal amount of $121,500 CAD. The note was interest bearing at prime plus 1%, secured by a general security agreement and was to mature on the earlier of a qualifying financing event or February 28, 2014. The lender had an option to convert the principal plus accrued interest at a discount of 20% to the share price in the event of a qualifying financing event prior to February 28, 2014.

The note matured on February 28, 2014, at this point the conversion option expired and the note became due on demand; however, no repayment was demanded. Upon the occurrence of the April financing (Note 7 (i)) the Company agreed to honor the original conversion option and a beneficial conversion feature of $27,677 was recognized. As the note was due on demand the Company immediately recognized imputed interest of $27,677 in the condensed consolidated interim statement of operations and comprehensive loss.

On May 9, 2014, the lender converted the note plus accrued interest into common shares based on the 20% discount to the $0.81 ($0.90 CAD) per share equity financing that was accomplished in April 2014 and the Company issued these pre-transaction shares in June 2014. (See Note 7(iii)).

6.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of March 31, 2015, the Company had advances receivable from the Chief Operating Officer (“COO”) and Chief Technology Officer (“CTO”) for $41,480 (December 31, 2014 – $44,986). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. The Company advanced funds to settle a tax assessment; the Company paid additional salary amounts that had not been made during the period; and the Company reimbursed $37,837 ($44,000 CAD) related to various out-of-pocket costs they incurred on behalf of the Company, all of which resulted in a net advance of $41,480 as of March 31, 2015.

Issuance of shares to settle due to related party

(b)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) was settled by the issuance of 105,555 pre-Acquisition Transaction common shares of Bionik Canada to a former director.

Accounts payable and accrued liabilities

(c)	As at March 31, 2015, $1,490 (December 31, 2014 - $4,220) was owing to the CEO, $9,752 (December 31, 2014 - $5,930) was owing to the CTO and $7,025 was owing to the COO, related to business expenses, all of which are included in accounts payable.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

7.	SHARE CAPITAL

		March 31, 2015			December 31, 2014
		Number of shares	$		Number of shares	$
Exchangeable Shares:
Balance at beginning of period		49,737,096	49,737		36,621,885	36,622
Shares issued for services	(v)	262,904	263		-	-
Shares issued under private placement		-	-	(i)	10,792,335	10,792
Shares issued on conversion and settlement of debt		-	-	(ii)(iii)	1,012,142	1,012
Shares issued on the exercise of options		-	-	(iv)	1,310,734	1,311
Balance at end of the period		50,000,000	50,000		49,737,096	49,737
Common Shares
Balance at beginning of the period		-	-		-	-
Shares issued as Acquisition Transaction consideration	(vii)	6,000,000	6,000		-	-
Shares issued under private placement	(vi)-(ix)	9,839,500	9,840		-	-
Balance at end of the period		15,839,500	15,840		-	-
TOTAL COMMON SHARES		65,839,500	65,840		-	-

(i)	In April, 2014, Bionik Canada completed a private placement issuing 10,792,335 common shares at a price of $0.24 per share for gross proceeds of $2,590,160. A former director of Bionik Canada assisted in securing a significant portion of this financing. The Company incurred $11,609 in share issue costs related to the transaction.

(ii)	In May 2014, Bionik Canada issued 436,908 common shares in exchange for the settlement of $138,888 of unsecured debt.

(iii)	In June, 2014, Bionik Canada issued 575,234 common shares on conversion of the convertible secured promissory note (Note 5). The note plus accrued interest totaled $124,523 and was converted at a 20% discount to the April 2014 private placement.

(iv)	In June 2014, Bionik Canada issued 1,310,734 common shares for the exercise of stock options. The Company received cash of $228,875.

(v)	On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 7(vi)), and recorded in stock based compensation on the statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders the Company intends to reimburse the CTO and COO 320,000 shares of common stock; however, these shares have not yet been issued.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

7.	SHARE CAPITAL - continued

(vi)	Concurrently with the closing of the Acquisition Transaction on February 26, 2015, the Company issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years.

(vii)	Immediately following the Acquisition Transaction and the First Closing, 6,000,000 shares of common stock were held by existing Drywave stockholders, 7,735,750 shares of common stock were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of common stock through their ownership of 100% of the Exchangeable Shares which vote alongside the common stock of the Company as a single class through the one issued and outstanding Special Preferred Share.

(viii)	On March 27, 2015, the Company issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years.

(ix)	On March 31, 2015, the Company issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs related to the Third Closing of $97,098 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years.

Special Voting Preferred Share

In connection with the Acquisition Transaction (Note 1), on February 26, 2015, the Company entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one Special Preferred Share to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Preferred Share for the benefit of the holders of the Exchangeable Shares (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries will have voting rights in the Company equivalent to what they would have had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries.

In connection with the Acquisition Transaction and the Trust Agreement, effective February 20, 2015, the Company filed a certificate of designation of the Special Voting Preferred Share (the “Special Voting Certificate of Designation”) with the Delaware Secretary of State. Pursuant to the Special Voting Certificate of Designation, one share of the Company’s blank check preferred stock was designated as the Special Preferred Share. The Special Preferred Share entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement.

The Special Preferred Share is not entitled to receive any dividends or to receive any assets of the Company upon liquidation, and is not convertible into common shares of the Company.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

7.	SHARE CAPITAL - continued

Special Voting Preferred Share - continued

The voting rights of the Special Preferred Share will terminate pursuant to and in accordance with the Trust Agreement. The Special Preferred Share will be automatically cancelled at such time as no Exchangeable Shares are held by a Beneficiary.

8.	STOCK OPTIONS

The purpose of the Company’s stock option plan is to attract, retain and motivate persons of training, experience and leadership to the Company, including their directors, officers and employees, and to advance the interests of the Company by providing such persons with the opportunity, through share options, to acquire an increased proprietary interest in the Company.

Options may be granted in respect of authorized and unissued shares, provided that the aggregate number of shares reserved for issuance upon the exercise of all Options granted under the Plan, shall not exceed fifteen (15%) percent of the issued share capital or such greater number of shares as may be determined by the Board and approved, if required, by the shareholders of the Company and by any applicable stock exchange or other regulatory authority. Optioned shares in respect of which options are not exercised shall be available for subsequent options.

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the year ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Acquisition Transaction, the options were revalued. The fair value as remeasured of the 531,606 April issuance and the 264,230 June issuance was $230,930 and $118,957 respectively. During the period ended March 31, 2015, $73,860 and $36,684 has been recorded as stock-based compensation related to the vesting of these stock options.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vest May 27, 2015. On February 26, 2015, as a result of the Acquisition Transaction, the options were re-valued. The fair value of the options was $1,259,487.

On February 17, 2015, the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. During the period ended March 31, 2015, $50,770 has been recorded as stock based compensation related to the vesting of these stock options.

These options granted and revalued during the period ended March 31, 2015 were valued using the Black-Scholes option pricing model with the following key assumptions:

	February 17, 2015	July 1, 2014	June 20, 2014	April 11, 2014
Expected life in years	5	4.35	6.32	4.14
Risk free rate	1.59%	1.59%	1.59%	1.59%
Dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%
Expected volatility	114%	114%	114%	114%

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	STOCK OPTIONS - continued

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Acquisition Transaction	(3,768,428)	0.22
Re-issued as part of Acquisition Transaction	3,768,428	0.22
Issued	314,560	0.23
Outstanding, March 31, 2015	4,082,988	0.22

The following is a summary of stock options outstanding as of March 31, 2015:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	531,606	April 11, 2021	177,202
0.23	264,230	June 20, 2021	88,077
0.23	2,972,592	July 1, 2021	-
0.23	314,560	February 17, 2012	104,853
	4,082,988		370,132

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	WARRANTS

The following is a continuity schedule of the Company's common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014 and 2013	-	-
Issued	10,823,450	1.35
Outstanding and exercisable, March 31, 2015	10,823,450	1.35

The following is a summary of common share purchase warrants outstanding as of March 31, 2015:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 7(vi)	7,735,750	February 26, 2019
0.80	Note 7(vi)	773,575	February 26, 2019
1.40	Note 7(viii)	1,212,500	March 27, 2019
0.80	Note 7(viii)	121,250	March 27, 2019
1.40	Note 7(ix)	891,250	March 31, 2019
0.80	Note 7(ix)	89,125	March 31, 2019
		10,823,450

In 2014 the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction the Company will issue to these lenders 349,522 warrants exercisable into common shares at an exercise price of $0.23 per share for a period of up to two years.

10.	CONTINGENCIES

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of current pending matters will not have a material adverse effect on its business, financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	RISK MANAGEMENT

The Company’s cash balances are maintained in two banks in Canada and a Canadian Bank subsidiary in the US. Deposits held in banks in Canada are insured up to $100,000 CAD per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

Interest Rate Risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The Company settled its loans payable and convertible secured promissory note; therefore, it retains minimal exposure to fluctuations in the market interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

Liquidity Risk

Liquidity risk is the risk that the Company will incur difficulties meeting its financial obligations they are due. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due. Accounts payable and accrued liabilities are due within the current operating period.

The Company has funded its operations through the issuance of capital stock, convertible debt and loans in addition to grants and investment tax credits received from the Government of Canada.

Based on management’s assessment of the Company’s cash flow needs, management believes the Company has sufficient cash to sustain operations for an additional 12 -month period.

12.	SUBSEQUENT EVENTS

(i)	Subsequent to March 31, 2015, the Company provided a loan to a third party in the amount of $150,000 under normal commercial terms. The loan carries an interest rate of 5% payable semi-yearly, is secured to all assets of the borrower and is repayable in 18 months.

(ii)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years The Company incurred share issue costs related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included in this Quarterly Report on Form 10-Q, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as otherwise required by applicable law.

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

General; History of the Company

Bionik Laboratories Corp. was incorporated on January 8, 2010 in the State of Colorado. At the time of our incorporation the name of our company was Strategic Dental Management Corp. On July 16, 2013, we changed our name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed our state of incorporation from Colorado to Delaware. Effective February 13, 2015, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Articles of Incorporation whereby, among other things, we changed our name to Bionik Laboratories Corp. and reduced the authorized number of shares of our common stock, par value $0.001 per share (the “Common Stock”), from 200,000,000 to 150,000,000. Additionally, on September 24, 2014, our stockholders approved a 1-for-0.831105 reverse stock split of the issued and outstanding shares of our Common Stock, and adopted an equity incentive plan. The reverse stock split was implemented on February 13, 2015.

The Acquisition Transaction

On February 26, 2015, we entered into an Investment Agreement with Bionik Acquisition Inc., a company existing under the laws of Canada, and our wholly owned subsidiary (“Acquireco”), and Bionik Laboratories, Inc. (“Bionik Canada”), a company incorporated on March 24, 2011 under the Canada Business Corporations Act (the “Investment Agreement”), whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada, taking into account the Exchangeable Share Transaction (as defined below) (the “Acquisition Transaction”). After giving effect to the Acquisition Transaction, we commenced operations through Bionik Canada.

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

Concurrently with the closing of the Acquisition Transaction and in contemplation of the Acquisition Transaction, we sold 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one share of Common Stock and a warrant (the “Warrant”) to purchase one share of Common Stock at an initial exercise price of $1.40 per share (the “Warrant Shares”), exercisable for 4 years. The Common Stock and Warrants were sold to each subscriber of the Offering pursuant to a Subscription Agreement (“Subscription Agreement”). The company incurred share issued costs related to this transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years.

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

As of the Acquisition Transaction and the First Closing, an aggregate of 90,575,126 shares of our Common Stock were deemed cancelled, of which 90,207,241 were held by our former Chief Executive Officer.

Immediately following the Acquisition Transaction, the Exchangeable Share Transaction and the First Closing, there were 6,000,000 were held by existing stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our Common Stock through their ownership of 100% of the Exchangeable Shares which vote alongside the Common Stock through the one issued and outstanding share of Special Voting Preferred Stock. Through the Trust Agreement, the Support Agreement and the one share of the Special Voting Preferred Stock, the former Bionik Laboratories Inc. shareholders hold substantially equivalent rights that the current Bionik Laboratories Corp. common shareholders have.

On March 27, 2015, we sold to accredited investors in a second closing, 1,212,500 Units for gross proceeds of $970,000 at the Purchase Price. The Company incurred share issue costs related to the transaction of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for 4 years. After payment of placement agent fees and expenses but before the payment of other Offering expenses such as legal and accounting expenses, we received net proceeds of $828,900.

On March 31, 2015, we sold to accredited investors in a third closing, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. The Company incurred share issued costs related to the transaction of $97,098 and issued 89,125 broker warrants exercisable at $0.80 for 4 years. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $620,310.

On April 21, 2015, we sold to accredited investors in a fourth closing, 3,115,000 Units for gross proceeds of $2,492,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $2,153,040.

Through May 13, 2015, we have raised in the Offering aggregate gross proceeds of $10,363,600. As a result, our pre-Acquisition Transaction stockholders hold approximately 8.7% of our issued and outstanding shares through of Common Stock, the former stockholders of Bionik Canada have a right to 72.5% of our issued and outstanding shares of Common Stock through their ownership of 100% of the Exchangeable Shares, and the investors in the Offering hold approximately 18.8% of our issued and outstanding shares of Common Stock.

As of May 13, 2015, we are a medical device company engaged in the business of designing, developing and commercializing physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to create products that improve an individual’s health, comfort, accessibility and quality of life through products that use advanced algorithms and sensing technologies to anticipate a user’s every move.

During the first quarter of 2015 we continue to progress with the development of ARKE, and the regulatory work required to obtain the necessary approvals in major markets. Further testing of the product is expected to continue at an accelerated pace through the balance of the year.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to March 31, 2015, we have generated a deficit of $6,300,655. We expect to incur additional operating losses during the fiscal year ending December 31, 2015 and beyond, principally as a result of our continuing research and development of ARKE, our planned first product.

Our results of operations are presented for the three months ended March 31, 2015 with comparatives for the three months ended March 31, 2014. Bionik Canada changed its fiscal year to the calendar twelve months ending December 31 to conform to the fiscal year of the Company, effective beginning after Bionik Canada’s previous fiscal year ended March 31, 2014.

The First Quarter - Three Months ended March 31, 2015 compared to the Three Months ended March 31, 2014

Operating Expenses

Total operating expenses for the quarter ended March 31, 2015 were $1,246,673 and $82,481 for the quarter ended March 31, 2014, as further described below.

Research and development expenses were $435,671 for the quarter ended March 31, 2015 compared to expenses of $232,032 for the quarter ended March 31, 2014. The increase relates primarily to the additional engineering and quality staff to develop our technology and meet regulatory mandates.

In the first quarter of 2015 we incurred professional and consulting fees of $261,350 compared $165,302 for the quarter ended March 31, 2014. The increase in professional and consulting fees relate primarily to the addition of a consultant to assist in meeting ISO and initial FDA qualifying requirements as well as legal and accounting costs related to the Acquisition Transaction.

In the first quarter of 2015, we incurred general and administrative expenses of $167,747 compared to general and administrative expenses of $95,699 for the three months ended March 31, 2014. The increase in general and administrative expenses relate primarily to the addition of a CEO and CFO to the company. During 2014 there was no CFO and the CEO was a consultant.

For the quarter ended March 31, 2015, we incurred interest expenses of $179 and imputed interest expenses of $nil, compared to interest expenses of $17,124 and imputed interest expenses of $45,063 for the quarter ended March 31, 2014. The decrease in interest expenses relates to the repayment of all debt in the Company by December 31, 2014.

Other Expenses

For the first quarter we generated a foreign exchange gain of $24,779 compared to a gain of $18,837 for the quarter ended March 31, 2014. The gain resulted from the translation of currency in the financial statements from the Company’s functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Other Income

For the quarter ended March 31, 2015, we have other income of $323 compared to other income of $473,162 for the quarter year ended March 31, 2014. The 2014 other income is related to a Canadian cash tax refund for Scientific Research and Experimental Development (SR&ED) for the period of April 1, 2013 to March 31, 2014. As a result of a shorter time available to report the financial statements in 2015, the 2015 SR&ED was not recorded in the first quarter and will be reported in the second quarter.

Stock Compensation Expense

For the quarter ended March 31, 2015, the Company recorded $371,637 of stock compensation related to the stock options granted by the Company. The options previously granted by Bionik prior to the Acquisition Transaction, were revalued on the completion of the reverse takeover transaction and new option grant in the quarter resulting in the expense. There was no compensation expense in the first quarter of 2014.

Comprehensive Loss

Comprehensive loss for the quarter ended March 31, 2015 amounted to $1,221,894, resulting in a loss per share of $0.02, compared to a loss of $63,644 for the quarter ended March 31, 2014, resulting in a loss per share of $0.00. The increase in the comprehensive loss for the first quarter of 2015 compared to the first quarter of 2014 is primarily due to higher research and development costs, professional and consulting fees and general and administrative costs all connected to the company’s growth in the first quarter of 2015 and the recording of the SR&ED refund in the first quarter of 2014.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations.

Bionik funded operations previously through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. During the year ended December 31, 2014, Bionik Canada raised additional funds of $2,616,062 and issued 11,804,477 common shares, including debt settlements. In addition, Bionik raised cash of $228,875 from the exercise of an option to purchase shares and issued 1,310,734 common shares.

In addition, Bionik Canada received a MITACS grant to fund 3 post doctorial fellows at a net cost of CND$72,000 per annum, and grants to fund clinical research and trials. We expect to be able to continue to access government funding in the future.

As we proceed with the ARKE product development we expect to continue to devote significant resources to research and development, quality, regulatory and marketing and sales.

We may require additional funds to further develop our business plan, including the anticipated commercialization of the ARKE. Based on our current operating plans, we will require additional resources to introduce the ARKE into the home market. Since it is impossible to predict with certainty the timing and amount of funds required to launch the ARKE in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

In addition, we expect to also need additional funds to respond to business opportunities, protecting our intellectual property, developing new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of its product lines.

To date, we have raised in the Offering aggregate gross proceeds of $10,363,600, of which $6,168,678 was received during the first quarter of 2015. We expect that we will have sufficient funds to continue operations for at least the next 12 months.

Net Cash Used in Operating Activities

During the first quarter ended March 31, 2015, we used cash in operating activities of $825,483 compared to $439,664 for the quarter ended March 31, 2014. The increased use of cash is mainly attributable to the loss in the first quarter of 2015 of $1,246,673 due to higher research and development costs and the costs of becoming a public company compared to the first quarter of 2014 loss of $82,481 which results after recording other income of $473,162 in government scientific refunds that were accrued in the first quarter of 2014. The Company plans to apply for its final refundable scientific program during the second quarter of 2015.

Net Cash Provided by Investing Activities

During the first quarter of 2015, net cash of $38,820 and for the quarter ended March 31, 2014, net cash of $nil, respectively, was used for the acquisition of equipment. The equipment added is principally 3D printing equipment to help with the development of our technology.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $6,788,988 for the quarter ended March 31, 2015 compared to $351,423 for the quarter ended March 31, 2014. The increase is due to the Offering, whereas the 2014 activity was principally connected to the provision of loans.

Recent Issued Accounting Pronouncements

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

Off Balance Sheet Arrangements

We had no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not applicable for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed on Current Reports on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - XBRL Instance Document

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2015

BIONIK LABORATORIES CORP.

By:	/s/ Peter Bloch
Name: Peter Bloch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

