Form 10-KT
period 2014-12-31
Bionik Laboratories Corp.
filed 2015-05-27
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended _____

☒	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from April 1, 2014 to December 31, 2014

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

483 Bay Street N105, Toronto, Ontario M5G 2C9

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (416) 640-7887

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

Number of shares of issuer’s common stock outstanding as of May 20, 2015: 18,954,500 shares of Common Stock, par value $0.001 per share, and 50,000,000 Exchangeable Shares having substantially identical rights to the Common Stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Transition Report on Form 10-K, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Transition Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Transition Report on Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Transition Report on Form 10-K, except as otherwise required by applicable law.

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On February 26, 2015, we acquired Bionik Laboratories, Inc., a privately-held Canadian corporation (“Bionik Canada”). Details of the transaction are provided in Item 1 of this Transition Report on Form 10-K.

The historical fiscal year end of Bionik Canada was March 31. In connection with the acquisition of Bionik Canada, we filed a Current Report on Form 8-K presenting “Form 10” information with respect to Bionik Canada, including audited financial statements and other information with respect to Bionik Canada as of and for its fiscal year ended March 31, 2014. Upon the acquisition, we retained our December 31 fiscal year and Bionik Canada adopted our fiscal year of December 31, thereby changing its fiscal year end from March 31 to December 31. This action created a transition period of April 1, 2014 through December 31, 2014. Under applicable SEC’s reporting rules relating to “reverse acquisitions,” we are considered the “legal acquirer” and Bionik Canada is considered the “accounting acquirer.” Accordingly, we are required to file a separate transition report containing the audited financial statements of the accounting acquirer for the period beginning from the end of the accounting acquirer’s most recently completed fiscal year to the next following date corresponding with the end of a fiscal year of the legal acquirer. In other words, we are required to file this Transition Report on Form 10-K containing the audited financial statements of Bionik Canada for the nine month transition period ended December 31, 2014.

As a result, unless otherwise indicated herein, comparisons of fiscal year results in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this Transition Report, and elsewhere herein, compare results for the nine-month transition period from April 1, 2014 through December 31, 2014 to the 12-month period of the fiscal year ended March 31, 2014, and accordingly are not comparing results for a comparable period of time.

In this Transition Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Transition Report to “Company”, “we,” “us” and “our” are references to Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc.

PART I

ITEM 1. BUSINESS

History

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

The Transaction

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

Pursuant to the rights and privileges of the Exchangeable Shares, the holders of such Exchangeable Shares maintain the right to (i) receive dividends equal to, and paid concurrently with, dividends paid by the Company to the holders of Common Stock; (ii) vote, through the Trustee’s voting of the Special Voting Preferred Stock (as defined herein) on all matters that the holders of Common Stock are entitled to vote upon; and (iii) receive shares of Common Stock upon the liquidation or insolvency of the Company upon the redemption of such Exchangeable Shares by Acquireco.

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

Pursuant to the terms of the Support Agreement, we agreed to certain covenants while the Exchangeable Shares were outstanding, including: (i) not to declare or pay any dividends on our common stock unless simultaneously declaring the equivalent dividend for the holders of the Exchangeable Shares, (ii) advising Bionik Canada in advance of any dividend declaration by our company, (iii) ensure that the record date for any dividend or other distribution declared on the shares of the Company is not less than seven days after the declaration date of such dividend or other distribution; (iv) taking all actions reasonably necessary to enable Bionik Canada to pay and otherwise perform its obligations with respect to the issued and outstanding Exchangeable Shares, (iv) to ensure that shares of the Company are delivered to holders of Exchangeable Shares upon exercise of certain redemption rights set out in the agreement and in the rights and restrictions of the Exchangeable Shares, and (v) reserving for issuance and keeping available from our authorized common stock such number of shares as may be equal to: (A) the number of Exchangeable Shares issued and outstanding from time to time; and (B) the number of Exchangeable Shares issuable upon the exercise of all rights to acquire Exchangeable Shares from time to time.

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

The Offering was being offered with a minimum offering amount of $6,000,000 (the “Minimum Offering Amount”) and up to a maximum offering amount of $12,800,000 (subject to an up-to $2,600,000 overallotment option). Once the Minimum Offering amount was reached and held in escrow and other conditions to closing were satisfied (including the simultaneous closing of the Acquisition Transaction), the Company and the placement agent were able to conduct a first closing (the “First Closing”). Pursuant to the terms of a Registration Rights Agreement, we have agreed to file a registration statement on Form S-1 (or any other applicable form exclusively for the Offering) (the “Registration Statement”) registering for resale under the Securities Act all of the shares of Common Stock sold in the Offering and Warrant Shares underlying the Warrants within ninety days after the First Closing and we have agreed to use our commercially reasonable best efforts to cause such registration statement to become effective within one hundred eighty days of the First Closing. As a result of the Offering, after payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $5,383,734 at the First Closing, including the $500,000 in bridge loans we previously received that were taken into account as part of the Minimum Offering Amount. In addition, the placement agent is entitled to 10% warrant coverage for all Units sold in the Offering, which we intend to issue upon the last closing of the Offering for all Units sold in the Offering. The warrants will be exercisable at $0.80 per share for a period of 4 years.

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

On March 31, 2015, we sold to accredited investors in a third closing of the Offering, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $615,902.

On April 21, 2015, we sold to accredited investors in a fourth closing of the Offering, 3,115,000 Units for gross proceeds of $2,492,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $2,153,040.

Through May 20, 2015, we have raised in the Offering aggregate gross proceeds of $10,363,600. As a result, our pre-Acquisition Transaction stockholders hold approximately 8.7% of our issued and outstanding shares of Common Stock, the former stockholders of Bionik Canada hold the right to 72.5% of our issued and outstanding shares of Common Stock through their ownership of 100% of the Exchangeable Shares, and the investors in the Offering hold approximately 18.8% of our issued and outstanding shares of Common Stock.

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

Since our founding, we have partnered with industry partners in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. From inception to immediately prior to the First Closing, we have secured cash funding of approximately $5.5 million, which includes grants as well as Scientific Research and Experimental Development tax refunds provided through the Canadian government that support our creation of technologies that could lower the costs of medical devices and medical care.

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

Product Pipeline

ARKE

The ARKE is a robotic lower body exoskeleton designed to help wheelchair bound individuals suffering from spinal cord injuries, strokes and other mobility disabilities restore proper gait and walk again during the rehabilitation process. We expect that the ARKE and similar competing products will complement or replace existing rehabilitation methods by giving the patient control and increasing feedback during the rehabilitation process. Further, being able to walk during rehabilitation potentially reduces bone density loss, muscle atrophy, secondary illness and the frequency of re-hospitalization, while potentially helping to increase blood flow and nutrient delivery throughout the body.

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

The ARKE uses sensory technology to determine at all times a user’s movements, such as bending forward and weight shifts from side to side. This sensory system allows the exoskeleton to determine precisely the movement required by the user, including when the user wants to walk, stop, sit down or stop.

We have developed the ARKE to be electronically adjustable by a clinician or a rehabilitation specialist to attend to a patient’s specific needs and provide for customized rehabilitation plans. Additionally, the ARKE will have the capability to interface with the provided tablet computer to allow the clinician or a rehabilitation specialist to program, change, edit and select different features within the ARKE system platform, such as selecting or saving a patient’s profile, adjusting the rehabilitation movement speed or walking gait. The tablet interface is designed to allow for the staff to be in close proximity to the user, allowing for them to monitor the ARKE at all times during use, making the process safer and more reliable and facilitating post session data analysis.

Stroke rehabilitation and other similar disability rehabilitation programs deal with patients that do not necessarily have spinal cord damage and that may possess the ability to generate some sort of lower-body motion. Accordingly, we intend on developing a version of the ARKE for stroke patients with partial assist, that is expected to allow stroke patients that have restricted or no motion in one or both legs to wear the product and experience normal weight bearing rehabilitation to walk. We anticipate that the ARKE software platform will also be programmed to assist with the rehabilitation of other disabilities in the future, such as cerebral palsy, multiple sclerosis and spinal bifida.

We also intend on developing additional accessories for the ARKE that can improve the rehabilitation process along with the clinician’s or rehabilitation specialist’s interaction with the patient. We feel that improving the staff interaction with the patient is an important step forward for the industry and incorporating a tablet interface to the ARKE was our first innovative step in this regard. We intend on improving real time interactions between the staff and the patient that can simulate resistance experienced during the rehabilitation process, as well as improving product controls.

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

CHRONOS targets waiting rooms in hospitals, clinics, private physician practice or otherwise. We estimate that there is a $6.5 billion yearly productivity loss in the U.S. and Canada caused by patients waiting to see their doctors. CHRONOS could reduce this loss by improving on average admittance times and average additional waiting times. We intend on marketing CHRONOS through distribution channels and we have not identified the full market potential or acceptance of such products or other market verticals. We believe that CHRONOS could increase the flow of patients and overall satisfaction rates in the public sector in Canada, and in the private sector in the U.S.

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

We believe that the ARKE’s primary advantage over the aforementioned products is that it has been designed to facilitate a selling price, which we believe is more affordable to the market than competing products. When comparing the ARKE to treadmill-based products available to the rehabilitation market, the ARKE has a smaller footprint, uses standard power sources, does not need any special infrastructure and is expected to be more affordable. Importantly, the ARKE is able to mobilize pre or non-ambulatory patients as it is a full weight-bearing product. The ARKE is also expected to be less expensive than competitors in the spinal cord rehabilitation market for over-ground exoskeleton products. Additional advantages include our patented patient profiling system, and 3D trigger point system.

From inception, our developments and proposed products were focused on the medical market. We believe that we are the company among our competitors with the shortest time to market strategy. For example, Rewalk Robotics was founded in 2001 and launched its product into the home market in 2014, 13 years later. We were founded about 4 years ago and have products in pre-clinical testing. We expect our innovative approach to result in a high quality product at a lower cost of goods.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada and any other market we may enter. Robotic exoskeleton technology and its use in clinical settings is a new and emerging industry and is regulated by medical device regulatory agencies (such as the US Food and Drug Administration). We believe that we will face challenges of increased regulatory scrutiny, possible changes in regulator’s requirements, meeting quality control standards of various government regulators, increased competition in the future based on other new technologies, additional features and customizability, reduced pricing, clinical outcomes and other factors. Our strength in this market will depend on our ability to achieve market acceptance, develop new technologies, develop new products, implement production plans, develop marketing strategies, secure regulatory approvals, secure necessary data for reimbursement, protect our intellectual property and have sufficient funding to meet all these challenges.

The market for the Company’s other prospective products also has competition and is subject to rapid technological change and regulatory requirements. There can be no assurance that the Company will be in a strong position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Failure to maintain and enhance our competitive position could materially adversely affect the business and our prospects.

Market Strategy

The ARKE is designed to be a rehabilitation tool for hospitals and clinics and potentially a personal rehabilitation tool so paraplegics and other walking disabled individuals could benefit from using ARKE at home. We consider the exoskeleton robotic market to consist of two sub-markets:

•	The rehabilitation market for hospitals and clinics; and

•	The home market for personal use.

We are currently completing the safety testing and general proof of concept testing which we began in mid-2013. We have also prepared clinical trial protocols, which will test the product on paraplegic patients and gauge the medical benefits and other parameters. We anticipate receiving clearance within approximately 6 months of completing the clinical trials.

Our initial go-to-market strategy will be the development of hospital and clinic relationships that will allow us to gain acceptance of the technology among experts and patients. We are also seeking a number of government grants in collaboration with various hospitals and clinics to allow us to partially fund trials, research projects and upgrade the ARKE’s technology. We expect to gain traction among the doctors and experts involved in the distribution and buying groups that are established within those selected partner hospitals. We expect to also conduct clinical trials in other countries for the purpose of gaining traction in those markets.

During the first market phase, we may sell or lease at a monthly or other fee structure the ARKE product to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities. We are also considering other revenue models.

We intend on developing other market vertical products to introduce to the market. We intend on using a similar commercialization approach for these products as planned for the ARKE.

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

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

For the periods ended December 31, 2014 and 2013, we incurred $1,178,837 and $747,502, respectively, in research and development costs.

Government Regulation

General

Our medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as foreign governmental agencies in Canada, Europe, South America and Asia. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

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

We also are required to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We are doing this in compliance with the internationally recognized standard ISO 13485:2013 Quality Management Systems. Following the introduction of a product, the FDA and foreign agencies engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

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

Employees

As of the date of this Transition Report on Form 10-K, we have 15 full-time employees, 1 part-time employee and 3 consultants who are based in our principal executive office located in Toronto, Canada. These employees oversee day-to-day operations of the Company supporting management, engineering, manufacturing, and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

We currently plan to hire approximately 10 additional full-time employees within the next 12 months, whose principal responsibilities will be the support of our research and development, clinical development, production, sales and marketing and business development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in premises of approximately 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We intend to move to larger premises in the next few months to allow for infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and believe, there is no litigation pending or threatened by or against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the OTC Pink marketplace, operated by OTC Markets Group under the symbol “BNKL”. During the period covered by this Transition Report on Form 10-K, there was no active market for our Common Stock and there was no material trading of our Common Stock.

On May 20, 2015, the closing bid price of our common stock as reported by the OTC Pink marketplace was $1.90 per share.

Transfer Agent

VStock Transfer, LLC is the registrar and transfer agent for our shares of common stock. Its address is 150 West 46th Street, 6th Floor, New York, NY 10036; Telephone: (212) 828-8436.

Holders of Record

As of May 20, 2015, 18,954,500 shares of Common Stock were issued and outstanding, which were held by approximately 174 holders of record. In addition, as of May 20, 2015, 50,000,000 Exchangeable Shares were issued and outstanding, which were held by approximately 34 holders of record.

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

Recent Sales of Unregistered Securities

In April, 2014, Bionik Canada completed a private placement issuing 3,430,756 common shares at a price of $0.82 ($0.90 CAD) per share for gross proceeds of $2,616,062 ($2,864,680 CAD). A former director of Bionik Canada assisted in securing a significant portion of this financing. As a result Bionik Canada issued 247,778 common shares as a finder’s fee to this director.

In May 2014, Bionik Canada issued 105,555 common shares to a director of Bionik Canada in exchange for the settlement of $87,638 ($95,000 CAD) of unsecured debt.

In May 2014, Bionik Canada issued 33,333 common shares to a third party in exchange for the settlement of $27,585 ($30,000 CAD) of unsecured debt.

In June, 2014, Bionik Canada issued 182,860 common shares on conversion of an outstanding convertible secured promissory note. The note plus accrued interest totaled $124,523 ($131,659 CAD) and was converted at a 20% discount to the $0.68 ($0.90 CAD) April 2014 private placement.

In June 2014, Bionik Canada issued 416,667 common shares for the exercise of stock options. Bionik Canada received cash of $228,875 ($250,000 CAD). The value of the options, $106,185, was transferred from contributed surplus to share capital on exercise.

None of the above issuances were offered or sold in the U.S.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies that we believe to be most important to the presentation of our financial statements and that require the most difficult, subjective and complex judgments, are outlined below in the “Summary of Significant Accounting Policies,” as disclosed in this Transition Report on Form 10-K.

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

As of May 26, 2015, we are a medical device company engaged in the business of designing, developing and commercializing physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to create products that improve an individual’s health, comfort, accessibility and quality of life through products that use advanced algorithms and sensing technologies to anticipate a user’s every move.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to December 31, 2014, we have generated a deficit of $5,053,982. We expect to incur additional operating losses during the fiscal year ending December 31, 2015 and beyond, principally as a result of our continuing anticipated research and development, sales and marketing and production costs connected to ARKE, our planned first product. When we approach final stages of the anticipated commercialization of the ARKE, we will have to devote and expect to continue to devote significant resources to these costs.

Our results of operations are presented for the nine-month transition period ended December 31, 2014 and for the 12-month fiscal year ended March 31, 2014. Bionik Canada changed its fiscal year to the calendar twelve months ending December 31, effective beginning after its previous fiscal year ended March 31, 2014. Bionik Canada’s subsequent fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2014. As a result, unless otherwise indicated herein, comparisons of results below compare results for the nine-month transition period from April 1, 2014 through December 31, 2014, to the 12-month period of the fiscal year ended March 31, 2014, and accordingly are not comparing results for comparable periods of time.

For the Nine Months Ended December 31, 2014 and the Twelve Months Ended March 31, 2014

Operating Expenses

Total operating expenses for the transition period ended December 31, 2014 were $2,464,747 (December 31, 2013 - $1,428,555) and for the year ended March 31, 2014 operating costs were $1,451,769 (March 31, 2013 - $937,059), as further described below.

For the transition period ended December 31, 2014, we incurred research and development expenses of $1,178,837, (December 31, 2013 - $747,502) compared to $937,426 for the fiscal year ended March 31, 2014 (March 31, 2013 - $637,661). The increase in research and development expenses relate primarily to additional engineering and quality staff being added to meet technology and regulatory requirements, and further develop the ARKE.

For the transition period ended December 31, 2014, we incurred professional and consulting fees of $601,491, (December 31, 2013 - $407,941) compared to $574,875 for the fiscal year ended March 31, 2014 (March 31, 2013 - $250,943). The increase in professional and consulting fees relates primarily to legal fees to prepare the company for the transaction it entered into in the first quarter of 2015.

For the transition period ended December 31, 2014, we incurred general and administrative expenses of $549,947 (December 31, 2013 - $205,248) and $302,353 for the fiscal year ended March 31, 2014 (March 31, 2013 - $345,293). The increase in general and administrative expenses relate primarily to the hiring of a CFO and other administration costs connected with the growth of the Company.

For the transition period ended December 31, 2014, we incurred interest expenses of $6,212 (December 31, 2013 - $10,628) and imputed interest expenses of $27,677 (December 31, 2013 – $55,647), compared to interest expenses of $28,629 and imputed interest expenses of $101,985 for the fiscal year ended March 31, 2014 (March 31, 2013 – $nil and $7,282). The change in interest expenses relates primarily to a change in amounts owed to third parties and the decrease in imputed interest expenses relates primarily to the decrease in below market loan arrangements.

Other Expenses

For the transition period ended December 31, 2014, we incurred a foreign exchange loss of $24,390 (December 31, 2013 – loss of $553) compared to a gain of $18,284 for the year ended March 31, 2014 (March 31, 2013 – gain of $23,013). Losses and gains on foreign currency result from the translation of currency in the financial statements from the Company’s functional currency of Canadian dollars to the reporting currency in U.S. dollars.

Other Income

For the transition period ended December 31, 2014, we have accrued for other income of $46,026 relating to government grants (December 31, 2013 – nil) compared to other income of $495,271 for the fiscal year ended March 31, 2014 (March 31, 2013 - $306,450) relating to our successful claims for SR&ED credits from the Government of Canada and Industrial Research Assistance Program grants. The Company plans to file its final claim for SR&ED credits from the Government of Canada and Industrial Research Assistance Program grants in the second quarter of 2015.

Comprehensive Loss

Comprehensive loss for the transition period ended December 31, 2014 amounted to $2,489,137 resulting in a loss per share of $0.16, (December 31, 2013 loss of $1,429,108 and loss per share of $0.12) compared to a comprehensive loss of $1,433,485 for the fiscal year ended March 31, 2014, resulting in a loss per share of $0.12 (March 31, 2013 loss of $914,046 and loss per share of $0.09). The increase in the comprehensive loss from the fiscal year ended March 31, 2014 to the transition period ended December 31, 2014 is primarily due to increased operating expenses in 2014 due to increased research and development as well as legal and administrative costs associated with becoming a public company.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. Bionik Canada has a working capital deficit of $128,361 at December 31, 2014 ($781,378 at March 31, 2014) and has incurred a deficit of $5,053,982 from inception March 24, 2011 to December 31, 2014 ($2,589,235 to March 31, 2014).

Bionik Canada has funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. During the transition period ended December 31, 2014, Bionik Canada raised additional funds of $2,616,062 and issued 3,752,504 common shares, including debt settlements. In addition, Bionik Canada raised $228,875 from the exercise of an option to purchase shares and issued 416,667 pre-transaction common shares. During the fiscal year ended March 31, 2014, Bionik Canada raised net cash of $147,837 through the issuance of common shares.

In addition, Bionik Canada received a MITACS grant to fund 3 post doctorial fellows at a net cost of CND$72,000 per annum, and grants to fund clinical research and trials. We expect to be able to continue to access government funding in the future.

As we proceed with the ARKE product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing and sales expenditures.

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

In addition, we expect to also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of its product lines.

To date, we have raised in the Offering aggregate gross proceeds of $10,363,600 and expect to continue to raise funds in the Offering. We expect that we will have sufficient funds to continue operations for at least the next 12 months.

Loans from Non-Related Parties

During the year ended March 31, 2014, Bionik Canada received loans from non-related parties of $772,146 of loans payable to various private lenders. All non-related loans were repaid or converted into common shares before December 31, 2014. Bionik Canada did not receive any non-related party loans during the transition period ended December 31, 2014.

Net Cash Used in Operating Activities

For the transition period ended December 31, 2014, we used cash in operating activities of $1,639,478 (December 31, 2013 - $791,130) compared to $1,346,090 for the fiscal year ended March 31, 2014 (March 31, 2013 - $1,077,901). The increase is mainly attributable to the loss being larger for the transition period ended December 31, 2014 then the year ended March 31, 2014, offset by less use of working capital balances.

Net Cash Provided by Investing Activities

For the transition period ended December 31, 2014, net cash of $109,316 (December 31, 2013 - $4,557) and for the fiscal year ended March 31, 2014, net cash of $nil (March 31, 2013 - $8,695), was used for the acquisition of equipment. During the transition period additions were primarily connected to moving to new offices in April, 2014.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $1,988,678 for the transition period ended December 31, 2014 (December 31, 2013 - $655,148) compared to $1,142,984 for the fiscal year ended March 31, 2014 (March 31, 2013 - $1,275,605). The increase in financing activities results from a net capital raise of $2,604,453 and proceeds from the exercise of stock options of $228,875 offset by repayment of loans of $844,650 during the transition period.

Going Concern

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations in our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain additional financing through either private placements and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

See “Liquidity and Capital Resources” above for information on amounts raised since the end of the transition period ended December 31, 2014.

Recent Adopted Accounting Pronouncements

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

“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-2”), issued in February 2013 requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross-reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

Recent Issued Accounting Pronouncements

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

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

As of the end of the period covered by this Transition Report, we carried out an evaluation, under the supervision and with the participation of our then chief executive officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this Transition Report were ineffective due to the material weakness in internal control below.

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

The Company currently has a part time CFO and a part time bookkeeper and as a result a lack of segregation of duties occurs. This is partially mitigated by only the CFO having authority over banking and having all checks signed by the CFO also signed by one of CTO, COO and CEO.

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in internal controls over financial reporting

During the period covered by this Transition Report, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this Transition Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2014, our sole executive officer and directors were as follows:

Name	Position	Age
Austin Kibler	Chief Executive Officer and Director	31
Brian E. Ray	Director	44

Austin Kibler. Mr. Kibler previously served as our Chief Executive Officer and a member of the Board from March 2013. Upon the effectiveness of the Acquisition Transaction, Mr. Kibler resigned as Chief Executive Officer and was appointed to serve as Senior Vice President of the Company. Furthermore, he resigned as a director on March 20, 2015 and as Senior Vice President on April 24, 2015. Mr. Kibler currently serves as the founder and sole member of Crown A Excavating LLC, a Pennsylvania limited liability company.

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

Effective as of the closing of the Acquisition Transaction, Austin Kibler resigned as Chief Executive Officer and was appointed Senior Vice President and Peter Bloch and Michal Prywata were appointed as directors of the Company to fill the vacancies created by an increase of our Board of Directors from two to four members. On the date of the Acquisition Transaction but effective as of March 20, 2015, Thiago Caires and Robert Hariri were appointed to our Board of Directors and Messrs. Kibler and Brian Ray resigned as directors. In addition, effective as of the closing of the Acquisition Transaction, our Board of Directors appointed Peter Bloch to serve as our Chief Executive Officer, and Chairman of the Board of Directors, Michael Prywata to serve as our Chief Operating Officer, Thiago Caires to serve as our Chief Technology Officer and Leslie N. Markow to serve as our Chief Financial Officer, effective immediately upon the closing of the Acquisition Transaction. Mr. Kibler remained as a Senior Vice President at the Company until April 24, 2015, at which time he resigned. Messrs. Bloch, Prywata and Caires and Ms. Markow held similar functions and had the same titles at Bionik Canada prior to the Acquisition Transaction.

Our current officers and directors are as follows:

Name	Position	Age
Peter Bloch	Chief Executive Officer and Chairman of the Board of Directors	55 (1)
Michal Prywata	Chief Operating Officer and Director	23 (1)
Thiago Caires	Chief Technology Officer and Director	27 (1)
Leslie N. Markow	Chief Financial Officer	54 (1)
Robert Hariri	Director	55 (2)
Marc Mathieu	Director	55 (3)

(1)	Effective February 26, 2015, the above individuals were appointed to the roles listed above.
(2)	On February 26, 2015, Robert Hariri was appointed as a Director effective March 20, 2015.
(3)	Marc Mathieu was appointed as a Director effective May 12, 2015.

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

Dr. Robert Hariri: Director. Dr. Robert (Bob) Hariri is a surgeon, biomedical scientist and highly successful serial entrepreneur in two technology sectors: biomedicine and aerospace. The Chairman, Founder, Chief Scientific Officer, and former Chief Executive Officer of Celgene Cellular Therapeutics, one of the world’s largest human cellular therapeutics companies, Dr. Hariri has pioneered the use of stem cells to treat a range of life threatening diseases and has made transformative contributions in the field of tissue engineering. His activities and experience includes academic neurosurgeon at Cornell, businessman, military surgeon and aviator and aerospace innovator. Dr. Hariri has over 90 issued and pending patents, has authored over 100 published chapters, articles and abstracts and is most recognized for his discovery of pluripotent stem cells from the placenta and as a member of the team which discovered the physiological activities of TNF (tumor necrosis factor). Dr. Hariri was recipient of the Thomas Alva Edison Award in 2007 and 2011, The Fred J. Epstein Lifetime Achievement Award and has received numerous other honors for his many contributions to biomedicine and aviation. Dr. Hariri also serves on numerous Boards of Directors including Myos Corporation and Provista Diagnostics. Dr. Hariri is an Adjunct Associate Professor of Pathology at the Mount Sinai School of Medicine and a member of the Board of Visitors of the Columbia University School of Engineering & Applied Sciences and the Science & Technology Council of the College of Physicians and Surgeons, and is a member of the scientific advisory board for the Archon X PRIZE for Genomics, which is awarded by the X PRIZE Foundation. Dr. Hariri is also a Trustee of the Liberty Science Center and has been appointed Commissioner of Cancer Research by New Jersey Governor Chris Christie. Dr. Hariri is also a member of the Board of Trustees of the J. Craig Venter Institute. A jet-rated commercial pilot with thousands of hours of flight time in over 60 different military and civilian aircraft, Dr. Hariri has also produced several feature films as well as documentaries on global societal issues. We believe Dr. Hariri is qualified to serve as a Director due to his public service experience, experience in the biotechnology and pharmaceuticals industries and his business contacts.

Marc Mathieu: Director. Mr. Mathieu has been Senior Vice President of Global Marketing at Unilever since April 2011, where he is responsible for the development of Unilever’s global marketing strategy. Mr. Mathieu has also overseen the implementation of pivotal programs such as Project Sunlight, the first Unilever brand consumer initiative to motivate millions of people to adopt more sustainable lifestyles, and The Unilever Foundry, a platform that provides a single entry-point for innovative start-ups seeking to partner with Unilever. Since January 2011, Mr. Mathieu has been the Chairman and Co-founder of We&Co, a social app for People who provide and enjoy great service. From January 2009 through August 2011, Mr. Mathieu founded and was principal of the strategic brand consultancy, BeDo, which worked to build brands with purpose and fuse marketing and sustainability agendas. From 1996 through 2008, Mr. Mathieu held various positions at Coca-Cola, culminating in Senior Vice President Global Brand Marketing. He sits on the Advisory Panel of the Guardian Digital and Media network and writes for Marketing Week magazine. He is a regular conference and keynote speaker on themes such as the Future of Marketing. Mr. Mathieu has a passion for theatre and sits on the Board of Directors for the Almeida Theatre and Punchdrunk. We believe Mr. Mathieu is qualified to serve as a member of the Board of Directors due to his marketing experience.

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

In 2014, Olivier Archambaud, a former director of Bionik Canada, received payments and fees of CDN$233,000 for services rendered to Bionik with respect to a capital raise transaction, which he subsequently converted into 247,778 common shares of Bionik Canada at $0.81 ($0.90 CAD) per share. Subsequent to March 31, 2014, one advance amounting to $85,947 was settled by the issuance of 105,555 pre-transaction common shares to Mr. Archambaud.

As of December 31, 2014, we had aggregate advances repayable by Messrs. Prywata and Caires of $44,986 which bear interest at a prescribed rate of 1% and are repayable on demand in Canadian dollars.

At December 31, 2014, there was $4,220 (March 31, 2014- $16,235) owing to Peter Bloch and $5,930 (March 31, 2014 – $Nil) owing to Thiago Caires and Michal Prywata for sums paid by them on behalf of Bionik Canada for certain of its expenses. Subsequent to December 31, 2014, all of such amounts have been repaid.

In connection with a CDN$250,000 loan obtained by Bionik Canada (which loan has been repaid), Bionik Canada agreed to transfer pre-transaction 83,574 common shares to the lenders. In addition, Messrs. Caires and Prywata also transferred 100,000 pre-transaction common shares to the loan holder and this will be reimbursed by the issuance of 320,000 exchangeable shares to Messrs. Caires and Prywata effective as of the date of the Acquisition Transaction.

In order to secure the initial funding of Bionik Canada and to attract key personnel, Messrs. Prywata and Caires, for the benefit of the company, transferred to treasury and to third party individuals an aggregate of 4,816,667 common shares of Bionik Canada beneficially owned by them as co-founders. As a result of the Exchangeable Share Transaction, such transferred shares would represent 15,152,077 Exchangeable Shares.

Other than the above transactions or as otherwise set forth in this Transition Report on Form 10-K, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, other than (a) Mr. Kibler, who did not file a Form 3 disclosing the acquisition of certain shares beneficial owned by him or (b) Mr. Ray, who did not file a Form 4 disclosing the disposition of certain shares owned by him, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in 2014.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which is comprised of Peter Bloch, Michal Prywata, Thiago Caires, Robert Hariri and Marc Mathieu.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.

Our board of directors does not currently have any committees, such as an audit committee or a compensation committee. However, the board of directors may establish such committees in the future, and will establish an audit committee and a compensation committee (and any other committees that are required) if the Company seeks to be listed on a national securities exchange.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to the executive officers of Bionik Canada during the transition period ended December 31, 2014, which is referred to in the table as “2014T,” and the fiscal years ended March 31, 2014 and 2013.

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Peter Bloch (2)	2014T	$100,491	–	–	–	(3)	–	$80,000	$180,491
Chief Executive	2014	–	–	–	–		–	$169,996	$169,996
Officer	2013	–	–	–	–		–	$73,424	$73,424

Michael Prywata	2014T	$145,460	–	–	–	(3)	–	–	$145,460
Chief Operating	2014	$157,650	–	–	–		–	–	$157,650
Officer	2013	$51,362	–	–	–		–	–	$51,362

Thiago Caires	2014T	$145,491	–	–	–	(3)	–	–	$145,491
Chief	2014	$157,650	–	–	–		–	–	$157,650
Technology Officer	2013	$51,362		–	–		–	–	$51,362

Leslie N. Markow (4)	2014T	$32,134	–	–	–		–	–	$32,134
Chief Financial	2014	–	–	–	–		–	–	–
Officer	2013	–	–	–	–		–	–	–

Austin Kibler	2014T	–	–	–	–		–	–	–
Former CEO and	2014	–	–	–	–		–	–	–
Senior Vice President	2013	–	–	–	–		–	–	–

(1)	See Item 10 above for information on the dates in which the named executive officers served as such on behalf of the Company.
(2)	Mr. Bloch was a consultant to Bionik Canada until August 2014. His consulting income is reflected under All Other Compensation in the table.
(3)

On July 1, 2014, the Company issued 990,864 options to Messrs. Bloch, Prywata and Caires at an exercise price of $0.23 with a term of 7 years which vest on May 27, 2015. On February 26, 2015, as a result of the Acquisition Transaction, the options were revalued. The fair value of the options for each executive is $419,829 for a total of $1,259,487 which has not yet been expensed as the options do not vest until May 27, 2015. See “— Outstanding Equity Awards” below for additional information on options granted to the named executive officers during the transition period but subject to the successful consummation of the Acquisition Transaction.

(4)	Ms. Markow was hired by Bionik Canada on September 3, 2014.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, are eligible for stock option grants but they do not receive any other compensation for serving on the board at this time. We plan to compensate independent directors in the future.

Outstanding Equity Awards

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2014.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested as of 12/31/14 ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Peter Bloch	-	-	-	-	-	-	-	-	-

Michal Prywata	-	-	-	-	-	-	-	-	-

Thiago Caires	-	-	-	-	-	-	-	-	-

Leslie Markow	-	-	-	-	-	-	-	-	-

Austin Kibler	-	-	-	-	-	-	-	-	-

On July 1, 2014, Bionik Canada issued 2,972,592 options (adjusted for post-Acquisition Transaction) equally split between Messrs. Bloch, Prywata and Caires, at an exercise price of $0.23 with a term of 7 years, which vest May 27, 2015. All of such options were issued subject to and contingent on the successful consumation of the Offering and the Acquisition Transaction, which took place on February 26, 2015. Accordingly, such options are not deemed to be awarded until February 26, 2015.

On February 17, 2015, the Company issued 141,569 options (adjusted for post-Acquisition Transaction) to Ms. Markow and 62,915 options (adjusted for post transaction) to Dr. Hariri at an exercise price of $0.23, that vest one-third immediately and two thirds over the next two anniversary dates with an expiry date of seven years.

On February 25, 2015, 262,904 post-Acquisition Transaction common shares were issued to two former lenders connected with a $241,185 loan received and repaid in fiscal 2013. As part of the consideration for the initial loan, Messrs. Prywata and Caires transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse them post-Acquisition Transaction 320,000 common shares, however these shares have not yet been issued.

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

Employment Agreements

Peter Bloch

Bionik Canada entered into an employment agreement with Peter Bloch on July 7, 2014, to serve as our Chief Executive Officer, on an indefinite basis subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Bloch received an annual base salary of $275,000 per annum since February 26, 2015. The salary will be reviewed on an annual basis to determine potential increases based on Mr. Bloch’s performance and that of the Company. Mr. Bloch would also be entitled to receive a target annual cash bonus of 50% of base salary.

Mr. Bloch would also be entitled to the vesting of a grant of 990,864 options at $0.23 on May 27, 2015 and he will be eligible for grants of additional options in an amount to be determined at the price of the Acquisition Transaction, upon the closing of the Acquisition Transaction, to vest over three years in equal annual installments.

In the event Mr. Bloch’s employment is terminated as a result of death, Mr. Bloch’s estate would be entitled to receive the annual salary and a portion of the annual bonus earned up to the date of death. In addition, all vested options and warrants as of the date of death would continue in full force and effect, subject to the terms and conditions of the plan.

In the event Mr. Bloch’s employment is terminated as a result of disability, Mr. Bloch would be entitled to receive the annual salary, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination.

In the event Mr. Bloch’s employment is terminated by us for cause, Mr. Bloch would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event Mr. Bloch’s employment is terminated by us without cause, he would be entitled to receive 12 months’ pay (salary and bonus) and full benefits, plus one month for each year of service. Furthermore, Mr. Bloch will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Mr. Bloch agrees not to compete and solicit with the Company. Mr. Bloch also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Michal Prywata

Bionik Canada entered into an employment agreement with Michal Prywata on July 7, 2014, to serve as our Chief Operating Officer, on an indefinite basis subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Prywata received an annual base salary of $210,000 since February 26, 2015. The salary will be reviewed on an annual basis to determine potential increases based on Mr. Prywata’s performance and that of the Company.

Mr. Prywata would also be entitled to receive a target annual cash bonus of 30% of base salary, and the vesting of a grant of 990,864 options at $0.23 on May 27, 2015 and he will be eligible for grants of additional options in an amount to be determined at the price of the Acquisition Transaction, upon the closing of the Acquisition Transaction, to vest over three years in equal annual installments. Mr. Prywata is further entitled to a cash and option bonus based on a per patent creation basis, as determined by the Board of Directors.

In the event Mr. Prywata’s employment is terminated as a result of death, Mr. Prywata’s estate would be entitled to receive the annual salary and a portion of the annual bonus earned up to the date of death. In addition, all vested options and warrants as of the date of death would continue in full force and effect, subject to the terms and conditions of the plan.

In the event Mr. Prywata’s employment is terminated as a result of disability, Mr. Prywata would be entitled to receive the annual salary, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination.

In the event Mr. Prywata’s employment is terminated by us for cause, Mr. Prywata would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event Mr. Prywata’s employment is terminated by us without cause, he would be entitled to receive 12 months’ pay and full benefits, plus one month for each year of service. Furthermore, Mr. Prywata will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Mr. Prywata agrees not to compete and solicit with the Company. Mr. Prywata also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Thiago Caires

Bionik Canada entered into an employment agreement with Thiago Caires on July 7, 2014, to serve as our Chief Technology Officer, on an indefinite basis subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Caires received an annual base salary of $210,000 since February 26, 2015. The salary will be reviewed on an annual basis to determine potential increases based on Mr. Caires’s performance and that of the Company.

Mr. Caires would also be entitled to receive a target annual cash bonus of 30% of base salary, and the vesting of a grant of 990,864 options at $0.23 at May 27, 2015 and he will be eligible for grants of additional options in an amount to be determined at the price of the Acquisition Transaction, upon the closing of the Acquisition Transaction, to vest over three years in equal annual installments. Mr. Caires is further entitled to a cash and option bonus based on a per patent creation basis, as determined by the Board of Directors.

In the event Mr. Caires’s employment is terminated as a result of death, Mr. Caires’s estate would be entitled to receive the annual salary and a portion of the annual bonus earned up to the date of death. In addition, all vested options and warrants as of the date of death would continue in full force and effect, subject to the terms and conditions of the plan.

In the event Mr. Caires’s employment is terminated as a result of disability, Mr. Caires would be entitled to receive the annual salary, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination.

In the event Mr. Caires’s employment is terminated by us for cause, Mr. Caires would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event Mr. Caires’s employment is terminated by us without cause, he would be entitled to receive 12 months’ pay and full benefits, plus one month for each year of service. Furthermore, Mr. Caires will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Mr. Caires agrees not to compete and solicit with the Company. Mr. Caires also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Leslie N. Markow

Bionik Canada entered into an employment agreement with Leslie Markow on September 3, 2014 to serve as our Chief Financial Officer, on a part-time, indefinite basis subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Ms. Markow receives an annual base salary of $105,000 payable semi-monthly in arrears since February 26, 2015. The salary will be reviewed on an annual basis to determine potential increases based on Ms. Markow’s performance and that of the Company. Ms. Markow would also be entitled to receive a target annual cash bonus of 30% of base salary, and a grant of options in an amount to be determined at the price of the Acquisition Transaction, upon the closing of the Acquisition Transaction, to vest over three years in equal annual installments.

In the event Ms. Markow’s employment is terminated as a result of death, Ms. Markow’s estate would be entitled to receive the annual salary and a portion of the annual bonus earned up to the date of death. In addition, all vested options and warrants as of the date of death would continue in full force and effect, subject to the terms and conditions of the plan.

In the event Ms. Markow’s employment is terminated as a result of disability, Ms. Markow would be entitled to receive the annual salary, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination.

In the event Ms. Markow’s employment is terminated by us for cause, Ms. Markow would be entitled to receive her annual salary, benefits and expenses incurred up to the date of termination.

In the event Ms. Markow’s employment is terminated by us without cause, she would be entitled to receive no more than 9 months’ pay and full benefits. Furthermore Ms. Markow will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Ms. Markow agrees not to compete and solicit with the Company. Ms. Markow also agreed to customary terms regarding confidentiality and ownership of intellectual property.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our Common Stock as of May 20, 2015 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of May 20, 2015 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. The following table assumes 68,954,500 shares are outstanding as of May 20, 2015, consisting of 18,954,500 shares of Common Stock and 50,000,000 Common Stock equivalents through the Exchangeable Shares.

The percentages below assume the exchange by all of the holders of Exchangeable Shares of Bionik Canada for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of or Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Peter Bloch (1)(2)	7,210,384	10.31%
Michal Prywata (1)(3)	8,697,976	12.44%
Thiago Caires (1)(4)	8,697,976	12.44%
Olivier Archambaud (1)	6,581,630	9.54%
Leslie N. Markow (1)(5)	47,187	*

Robert Hariri (6)	145,971	*

Marc Mathieu	-	-

All directors and executive officers as a group (6 persons)	24,799,494	34.45%

* Less than 1%

(1)	Such shares will initially be held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:
•	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Acquisition Transaction;
•	Have dividend entitlements and other attributes corresponding to the Common Stock;
•	Be exchangeable, at each holder’s option, for Common Stock; and
•	Upon the direction of our board of directors, be exchanged for Common Stock on the 10 year anniversary of the First Closing, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)	Includes options to acquire 990,864 Exchangeable Shares.
(3)	Includes options to acquire 990,864 Exchangeable Shares. Does not include approximately 160,000 Exchangeable Shares expected to be issued to Mr. Prywata.
(4)	Includes options to acquire 990,864 Exchangeable Shares. Does not include approximately 160,000 Exchangeable Shares expected to be issued to Mr. Caires.
(5)	Represents options to acquire 47,187 shares of our common stock.
(6)	Includes options to acquire 20,971 shares of our common stock

Equity Compensation Plan Information

Shown below is information as of December 31, 2014 with respect to the Common Stock that may be issued under our equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,978,262	0.22	6,821,738
Equity compensation plans not approved by security holders
Warrants	349,522	0.23	-
Total	4,327,784		6,821,738

(1)	Of such outstanding options, 2,972,592 options were issued contingent on the successful consummation of the Offering and the Acquisition Transaction. Accordingly, such 2,972,592 options are deemed issued as of February 26, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due from a Related Party

As of December 31, 2014, in support of the Company’s efforts and cash requirements, it relied on advances from related parties until such time that the Company was able to support its operations or complete a business acquisition or merger. There was no formal written commitment for continued support by related party affiliates. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

As of December 31, 2014, the Company had a due from related party balance outstanding with two management employees in the amount of $44,986. The due from related party balance bears interest at 1% and is due upon demand and unsecured.

See also the disclosure under the title “Arrangements between Officers and Directors” found in Item 10.

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

Under such definitions, Dr. Hariri and Mr. Mathieu are considered independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional services rendered by MNP LLP for the audit of the Company’s financial statements for the transition period ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013 and fees billed for other services rendered by MNP LLP during those periods.

Fee Category	Transition Period Fees	2014 Fees	2013 Fees

Audit Fees	$7,000	$90,435	-

Audit-Related Fees	-	-	-

Tax Fees	-	-	-

All Other Fees	-	-	-

Total Fees	$7,000	$90,435	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or other reports containing the audited financial statements. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

Our board of directors is in the process of adopting a policy on pre-approval of audit and permissible non-audit services.

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or permissible non-audit services, the engagement is approved by the Company’s board of directors acting as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b) Exhibits

Exhibit
Number	Description of Exhibits
2.1	Plan of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.1	Articles of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.2	Certificate of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.3	Certificate of Incorporation, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.4	Delaware By-laws, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.5	Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3.6	Amended and Restated By-Laws (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.3	Form of Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.6	Spin-Off Agreement, dated as of February 26, 2015, by and among Bionik Laboratories Corp., and Brian E. Ray and Jon Lundgreen (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.7	Assignment and Assumption Agreement, dated as of February 26, 2015, by and between Bionik Laboratories Corp. and Tungsten 74 LLC (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.8	Form of Subscription Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.9**	Peter Bloch Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.10 **	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.11 **	Thiago Caires Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.12 **	Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.13 **	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONIK LABORATORIES CORP.

	By:	/s/ Peter Bloch
Date : May 26, 2015		Peter Bloch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter Bloch	Chairman and Chief Executive Officer	May 26, 2015
Peter Bloch	(principal executive officer)

/s/ Leslie Markow	Chief Financial Officer	May 26, 2015
Leslie Markow	(principal financial and accounting officer)

/s/ Michal Prywata	Chief Operating Officer and Director	May 26, 2015
Michal Prywata

/s/ Thiago Caires	Chief Technology Officer and Director	May 26, 2015
Thiago Caires

Director
Robert Hariri

Director
Marc Mathieu

BIONIK LABORATORIES INC.

FINANCIAL STATEMENTS

December 31, 2014

(Amounts expressed in US Dollars)

Index

Page

Audited Financial Statements
Balance Sheets as at December 31, 2014 and March 31, 2014	F-2
Statements of Operations and Comprehensive Loss for the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013	F-3
Statements of Changes in Shareholders’ Equity (Deficiency) for the nine month periods ended December 31, 2014 and the years ended March 31, 2014 and 2013	F-4
Statements of Cash Flows for the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013	F-5
Notes to Financial Statements	F-6 - F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bionik Laboratories Inc.

We have audited the accompanying balance sheets of Bionik Laboratories Inc. as of December 31, 2014 and March 31, 2014, and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficiency) and cash flows for the nine month period ended December 31, 2014 and the years ended March 31, 2014 and 2013. Bionik Laboratories Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits

.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Bionik Laboratories Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bionik Laboratories Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bionik Laboratories Inc. as of December 31, 2014 and March 31, 2014, and the results of its operations and its cash flows for the nine month period ended December 31, 2014 and the years ended March 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Ontario
May 20, 2015

F -1

Bionik Laboratories Inc.
Balance Sheets
(Amounts expressed in US Dollars)

	As at	As at
	December 31, 2014	March 31, 2014
	$	$
Assets
Current
Cash and cash equivalents	209,933	3,482
Prepaid expenses and other receivables (Note 3)	81,130	505,787
Due from related parties (Note 7)	44,986	-
Total Current Assets	336,049	509,269
Equipment (Note 4)	77,922	6,752
Total Assets	413,971	516,021

Liabilities and Shareholders' Deficiency
Current
Accounts payable (Note 7)	308,947	120,751
Accrued liabilities (Note 7)	155,463	128,739
Convertible secured promissory note (Note 5)	-	119,112
Loans payable (Note 6)	-	772,146
Due to related parties (Note 7)	-	149,899
Total Liabilities	464,410	1,290,647
Shareholders' Equity (Deficiency)
Common shares, no par value, unlimited authorized, 15,810,838 common shares issued and outstanding (March 31, 2014 – 11,641,667) (Note 8)	4,837,844	1,658,585
Contributed surplus	148,349	114,284
Deficit	(5,053,982)	(2,589,235)
Accumulated other comprehensive income	17,350	41,740
Total Shareholders' Equity (Deficiency)	(50,439)	(774,626)
Total Liabilities and Shareholders' Equity (Deficiency)	413,971	516,021

Contingencies (Note 10)

Subsequent Events (Note 13)

Approved by the Board

“Peter Bloch”	Director

“Michal Prywata”	Director

The accompanying notes are an integral part of these financial statements

F -2

Bionik Laboratories Inc.
Statements of Operations and Comprehensive Loss
for the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013
(Amounts expressed in US Dollars)

	9 month periods ended		Years ended
	December 31, 2014	December 31, 2013 (unaudited)	March 31, 2014	March 31, 2013
	$	$	$	$
Expenses
Research and development	1,178,837	747,502	937,426	637,661
Professional and consulting fees	601,491	407,941	574,875	250,943
General and administrative (Note 8(iii))	549,947	205,248	302,353	345,293
Imputed interest expense (Notes 5 & 6)	27,677	55,647	101,985	7,282
Interest expense	6,212	10,868	28,629	-
Depreciation (Note 4)	34,036	1,349	1,772	2,330
Other income	(46,026)	-	(495,271)	(306,450)
Stock-based compensation expense (Note 9)	112,573	-	-	-
	(2,464,747)	(1,428,555)	(1,451,769)	(937,059)

Net loss for the period / year	(2,464,747)	(1,428,555)	(1,451,769)	(937,059)

Foreign exchange translation adjustment for the period / year	(24,390)	(553)	18,284	23,013
Net loss and comprehensive loss for the period / year	(2,489,137)	(1,429,108)	(1,433,485)	(914,046)

Loss per share - basic and diluted	(0.16)	(0.12)	(0.12)	(0.09)

Weighted average number of shares outstanding – basic and diluted	15,358,291	11,602,879	11,612,900	10,375,937

The accompanying notes are an integral part of these financial statements

F -3

Bionik Laboratories Inc.
Statements of Changes in Shareholders' Equity (Deficiency)
(Amounts expressed in US Dollars)

					Accumulated Other
	Number of	Common	Contributed		Comprehensive
	Common	Shares	Surplus	Deficit	Income	Total
	Shares	$	$	$	$	$
Balance, April 1, 2012	9,000,000	5	16,238	(200,407)	443	(183,721)
Issuance of common shares for cash	2,525,000	1,486,980	-	-	-	1,486,980
Issuance of common shares for services	200,000	117,192	-	-	-	117,192
Share issue costs	-	(34,583)	-	-	-	(34,583)
Cancellation of common shares issued to founders	(250,000)	-	-	-	-	-
Net loss for the year	-	-	-	(937,059)	-	(937,059)
Foreign currency translation	-	-	-	-	23,013	23,013
Balance, March 31, 2013	11,475,000	1,569,594	16,238	(1,137,466)	23,456	471,822
Issuance of common shares for cash	166,667	96,320	-	-	-	96,320
Share issue costs	-	(7,329)	-	-	-	(7,329)
Relative fair value of options issued and contributed capital from shareholders	-	-	98,046	-	-	98,046
Net loss for the year	-	-	-	(1,451,769)	-	(1,451,769)
Foreign currency translation	-	-	-	-	18,284	18,284
Balance, March 31, 2014	11,641,667	1,658,585	114,284	(2,589,235)	41,740	(774,626)
Issuance of common shares for cash	3,430,756	2,616,062	-	-	-	2,616,062
Share issue costs	-	(11,609)	-	-	-	(11,609)
Shares issued on conversion of loans	321,748	239,746	-	-	-	239,746
Beneficial conversion feature	-	-	27,677	-	-	27,677
Shares issued on exercise of stock options	416,667	335,060	(106,185)	-	-	228,875
Stock compensation expense	-	-	112,573	-	-	112,573
Net loss for the period	-	-	-	(2,464,747)	-	(2,464,747)
Foreign currency translation	-	-	-	-	(24,390)	(24,390)
Balance, December 31, 2014	15,810,838	4,837,844	148,349	(5,053,982)	17,350	(50,439)

The accompanying notes are an integral part of these financial statements

F -4

Bionik Laboratories Inc.
Statements of Cash Flows
for the nine month periods ended December 31, 2014 and 2013 (unaudited) and years ended March 31, 2014 and 2013
(Amounts expressed in US Dollars)

	9 month periods ended		Years ended
	December 31, 2014	December 31, 2013 (unaudited)	March 31, 2014	March 31, 2013
	$	$	$	$
Operating activities
Net loss for the period / year	(2,464,747)	(1,428,555)	(1,451,769)	(937,059)
Adjustment for items not affecting cash
Depreciation of equipment	34,036	1,349	1,772	2,330
Interest	-	-	19,223	-
Imputed interest	27,677	55,647	101,985	7,282
Stock compensation expense	112,573	-	-	117,192
	(2,290,461)	(1,371,559)	(1,328,789)	(810,255)
Changes in non-cash working capital items
Prepaid expenses and other receivables	420,709	393,900	(182,783)	(281,604)
Accounts payable	195,427	116,122	41,261	25,195
Accrued liabilities	34,847	70,407	124,221	(11,238)
Net cash used in operating activities	(1,639,478)	(791,130)	(1,346,090)	(1,077,901)
Investing activities
Acquisition of equipment	(109,316)	(4,557)	-	(8,695)
Net cash used in investing activities	(109,316)	(4,557)	-	(8,695)
Financing activities
Proceeds from issuance of shares, net of issue costs	2,604,453	88,991	147,837	1,393,551
(Repayment of) proceeds from loans payable	(733,293)	482,050	810,553	-
Proceeds from exercise of options	228,875	-	-	-
(Repayment of) proceeds from loans from related parties	(111,357)	84,107	184,594	(117,946)
Net cash provided by financing activities	1,988,678	655,148	1,142,984	1,275,605
Effects of foreign currency exchange rate changes	(33,433)	23,706	(26,652)	29,288
Net increase (decrease) in cash and cash equivalents	206,451	(116,833)	(229,758)	218,297
Cash and cash equivalents, beginning of period / year	3,482	233,240	233,240	14,943
Cash and cash equivalents, end of period / year	209,933	116,407	3,482	233,240
Supplemental information:
Issuance of shares on conversion of loans	239,746	-	-	-
Interest paid	-	-	9,406	-

The accompanying notes are an integral part of these financial statements

F -5

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS

The Company and its Operations

Bionik Laboratories Inc. (the “Company” or “Bionik”) is a Canadian private company incorporated under the Canada Business Corporation Act on March 24, 2011 and domiciled in Ontario, Canada. The Company’s registered head office is located at 483 Bay Street, N105, Toronto, Ontario, M5G 2C9.

The Company is a bioengineering research and development company targeting diseases and injuries that impact human mobility. The Company is working towards its first market ready product, which will be the “ARKE”, a robotic pair of exoskeleton legs to be used for rehabilitation purposes and potentially for day-to-day use as a replacement for a wheelchair.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has not yet realized any revenues from its planned operations. As December 31, 2014 the Company has a working capital deficit of $128,361 (March 31, 2014 - $781,378) and shareholders’ deficit of $50,439 (March 31, 2014 - $774,626), incurred a net loss and comprehensive loss of $2,489,137 for the period ended December 31, 2014 (December 31, 2013 - $1,429,108; year ended March 31, 2014 - $1,433,485; year ended March 31, 2013 - $914,046).  Further, the Company plans to initially categorize the ARKE as a Class I or Class II medical device with the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant, see Note 12.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: investment tax credit receivable (see note 3) and the valuation allowance for deferred tax assets.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the US dollar. The financial statements have been translated into US dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All assets and liabilities with Canadian dollars as functional currency are translated at the exchange rate on the balance sheet date, shareholders' equity and share issuances are translated at the historical rates and the statements of operations and cash flows are translated at the average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity (deficiency).

F -6

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Equipment

Equipment is recorded at cost. Depreciation is computed using the declining balance method, over the estimated useful lives of these assets. The costs of improvements that extend the life of equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Equipment is depreciated as follows:

Computers and electronics	50% per annum
Furniture and fixtures	20% per annum
Tools and parts	20% per annum

Revenue Recognition

The Company has yet to recognize any revenue. The Company intends to record revenue when it is realized, or realizable and earned. The Company will consider revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists; the products or services have been accepted by the customer via delivery or acceptance; the sales price is fixed or determinable; and collectability is reasonably assured.

Government Grant and Input Tax Credit Recoveries

The Company receives certain grant and input tax credit recoveries from the Canadian government in compensation for eligible expenditures. These are presented as other income in the statements of operations and comprehensive loss as they generally relate to a number of the Company’s operating expenses, such as salaries and benefits, research and development and professional and consulting fees. The recoveries are recognized in the corresponding period when it is certain that such grant and input tax credit recoveries will be received.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less at the date of purchase. For all periods presented cash and cash equivalents consisted entirely of cash.

Research and Development

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred.

Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s does not have any reportable segments. All of its operations and assets are domiciled in Canada.

F -7

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of related assets and liabilities in the period in which such events occur. Such adjustment may have a material impact on Bionik’s income tax provision and results of operations.

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts reported in the balance sheets for cash and cash equivalents, other receivables, accounts payable and accrued liabilities, convertible secured promissory note and due to / from related parties approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

F -8

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

For the loans payable, the Company believes the carrying value of the loans payable approximates fair value as the interest rates are market rates.

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2014 nor March 31, 2014.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible loans, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Basic and Diluted Loss Per Share

Basic and diluted loss per share has been determined by dividing the net loss available to shareholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. The diluted weighted average number of shares outstanding is calculated as if all dilutive options had been exercised or vested at the later of the beginning of the reporting period or date of grant, using the treasury stock method. The dilutive effect of convertible loans is reflected in diluted weighted average number of shares using the if-converted method, when there is a dilutive effect.

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Common share equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

F -9

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Impairment of Long-Lived Assets

The Company follows the ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale they are recorded at the lower of the carrying amount or the expected sales price less costs to sell.

Recently Adopted Accounting Pronouncements

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

“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, (“ASU 2013-2”) issued in February 2013 requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected line item of net income. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income, provided that all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income, if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the financial statements of the Company.

Recently Issued Accounting Pronouncements

“Income Taxes (Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) issued in July 2013 provides guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on the Company’s Financial Statements of adopting ASU 2014-09 is being assessed by management.

F -10

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Recently Issued Accounting Pronouncements - continued

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the Company’s Financial Statements of adopting ASU 2014-15 is being assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	PREPAID EXPENSES AND OTHER RECEIVABLES

	December 31, 2014	March 31, 2014
	$	$
Prepaid expenses and sundry receivables	18,172	11,700
Prepaid insurance	40,630	-
IRAP Grant receivable (i)	-	63,300
Investment tax credit receivable (ii)	-	408,506
Sales taxes receivable (iii)	22,328	22,281
	81,130	505,787

i)	Industrial Research Assistance Program (“IRAP”) grant receivable is the value of claim receivable from the Government of Canada for recovery of eligible expenditures. The grant proceeds are recognized as ‘Other Income’ in the statements of operations and comprehensive loss, when received.

ii)	Investment tax credit receivable is the estimated Scientific Research and Experimental Development (“SR&ED”) claim receivable from the Government of Canada for input tax credits that are granted on qualifying SR&ED expenditures. The recovery, which was received in November 2014, is recognized as ‘Other Income’ in the statements of operations and comprehensive loss.

iii)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

F -11

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

4.	EQUIPMENT

Equipment consists of the following as at December 31, 2014 and March 31, 2014

	December 31, 2014			March 31, 2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	77,650	27,438	50,212	-	-	-
Furniture and fixtures	24,909	7,325	17,584	11,194	4,442	6,752
Tools and parts	11,913	1,787	10,126	-	-	-
	114,472	36,550	77,922	11,194	4,442	6,752

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the nine month period ended December 31, 2014 was $34,036 (December 31, 2013 - $1,349) and during the year ended March 31, 2014 was $1,772 (March 31, 2013 - $2,330).

Equipment is translated to U.S. Dollars using the rate of exchange prevailing at the balance sheet date. There were no disposals and $109,316 in additions during the nine month period ended December 31, 2014 (December 31, 2013 - $4,557). The remaining change in cost from March 31, 2014 to December 31, 2014 is due to foreign exchange translation. During the year ended March 31, 2013 there were $8,695 of additions to equipment.

F -12

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

5.	CONVERTIBLE SECURED PROMISSORY NOTE

On December 8, 2011, the Company received $61,500 CAD from a lender that at the time was non-interest bearing and had no specified terms of repayment. On February 28, 2012 the lender and the Company agreed to the terms of a Convertible Secured Promissory Note, which securitized the previous note plus an additional $60,000 CAD for a total principal amount of $121,500 CAD. The note bears interest at prime plus 1% and matured on the earlier of a qualifying financing event or February 28, 2014. The “qualifying financing event” is defined as an equity financing (including convertible securities) that is completed on or prior to the maturity date where the Company issues securities for aggregate gross proceeds equal to or greater than $1.5 million CAD. The loan was secured by a general security agreement under which the Company pledged, assigned, charged and granted to the lender a security interest in and to the property, assets and undertaking of the Company.

The lender had an option to convert the principal plus accrued interest at a discount of 20% to the share price in the event of a qualifying financing event prior to February 28, 2014. The Company evaluated the conversion option on inception and determined that it was based on a contingent event and accordingly, the option was not valued.

The Company determined that a market interest rate for similar debt would be approximately 10% per annum and accordingly, recognized the note at its present value based on a 10% discount rate, or $105,262, and allocated the discount of $16,238 from the face value of $121,500 to additional paid in capital, which due to achieving parity the USD and CAD amounts were not materially different. The discount of $16,238 was amortized to February 28, 2014 when the note was due to mature. The Company expensed imputed interest of $27,677 and $55,647 during the nine month periods ended December 31, 2014 and 2013, respectively, and $3,939 and $7,282 during the years ended March 31, 2014 and 2013, respectively.

The note matured on February 28, 2014, at this point the conversion option expired and the note became due on demand; however, no repayment was demanded. Upon the occurrence of the April 2014 financing (Note 8(x)) the Company agreed to honor the original conversion option and a beneficial conversion feature of $27,677 was recognized. As the note was due on demand the Company immediately recognized imputed interest of $27,677 in the statements of operations and comprehensive loss for the nine months ended December 31, 2014.

On May 9, 2014, the lender converted the note plus accrued interest in to common shares based on the 20% discount to the $0.81 ($0.90 CAD) per share equity financing that was accomplished in April 2014 and the Company issued these shares in June 2014 (see Note 8(xiii)).

F -13

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

6.	LOANS PAYABLE

As of December 31, 2014 and March 31, 2014, the Company has the following loans:

	December 31, 2014	March 31, 2014
	$	$
a) Lieberman Family Trust
The loan carried interest of 10% per annum and was payable within 90 days of demand or upon successful completion of a capital raise for $2,711,700 (CAD $3 million). Formerly secured by way of partial assignment of the Company’s entitlement to its SR&ED tax credit refund from the Government of Canada for the year ended March 31, 2014.	-	27,141

b) Gaston-Dreyfus Remi
The loan carried interest of 6% per annum and was payable on demand. The loan was secured by a general security agreement on all the assets of the Company.	-	454,729

c) Parvez Patel/Huda
The loan was unsecured, carried interest of 2% per annum and was repayable on demand or successful completion of capital raise for $5,694,570 (CAD $6.3 million).	-	100,766

d) Pope & Co.
The loan carried interest of 10% per annum and was payable within 90 days of demand or upon successful completion of a capital raise for $2,711,700 (CAD $3 million) by no later than June 30, 2014. Formerly secured by way of partial assignment of the Company’s entitlement to its SR&ED tax credit refund from the Government of Canada for the year ended March 31, 2014.	-	189,510

	-	772,146

(a)	During the nine month period ended December 31, 2014, the loan from Lieberman Family Trust and accrued interest thereon was settled in exchange for 33,333 common shares (Note 8(xii)).

(b&c)	During the nine month period ended December 31, 2014, the Company repaid the loan of $452,350 ($500,000 CAD) from Gaston-Dreyfus Remi plus accrued interest and the loan of $99,517 ($110,000 CAD) plus accrued interest from Parvez Patel/Huda (both unrelated parties).

(d)	During the nine month period ended December 31, 2014, the Company repaid loans for $180,940 ($200,000 CAD) plus accrued interest of $12,138 ($13,417 CAD) owing to investors introduced by Pope and Co. As part of this transaction the Company will issue to these lenders 349,522 warrants exercisable into common shares of BLC (Note 13(c)) at an exercise price of $0.23 per share for a period of up to two years.

F -14

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

6.	LOANS PAYABLE – continued

On June 10, 2013, the Company agreed to the terms of a secured loan for $241,185 ($250,000 CAD) that bore interest at 10%, was secured by a general security agreement, and matured on the earlier of June 10, 2014, two days after receiving the 2013 SR&ED claim or within five days of an event of default. Events of default consisted of standard non-payment clauses.

Under the terms of the loan agreement the lenders received an aggregate of 100,000 shares from the personal shareholdings of the founders as well as options to purchase 416,666 common shares. The shares contributed personally by the founders were valued based on the price of the most recent private placement in March 2013 at $0.60 CAD, see Note 8, which at the time of the loan was $0.58 for a fair value of $58,000 ($60,000 CAD). As detailed in Note 9, the fair value of the stock options was $106,185. The fair value of these instruments was then utilized to allocate the proceeds based on the relative fair values of the loan, the contributed shares and the options, resulting in a carrying value of $143,139 for the loan, $63,481 for the options and $34,565 for the shares. The values for the shares as contributed capital and the options aggregating to $98,046 were recognized in contributed surplus.

The loan was repaid on November 15, 2013, and the Company recognized accretion of the full amount of the discount of $98,046 as imputed interest in the statements of operations and comprehensive loss for the year ended March 31, 2014.

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of December 31, 2014, the Company has advances receivable from the Chief Operating Officer (“COO”) and Chief Technology Officer (“CTO”) for $44,986 (March 31, 2014 – $149,899 payable to). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. During the period the Company repaid the loans provided as of March 31, 2014; the Company advanced funds to settle a tax assessment; the Company paid additional salary amounts that had not been made during the period; and, the Company reimbursed $37,837 ($44,000 CAD) related to various out-of-pocket costs they incurred on behalf of the Company, all of which resulted in a net advance of $44,986 as at December 31, 2014.

Issuance of shares to settle due to related party

(b)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) (2013 - $Nil) was settled by issuance of 105,555 common shares to a former director (Note 8(xi)).

Accounts payable and accrued liabilities

(c)	As at December 31, 2014 there is $4,220 (March 31, 2014 - $16,235) owing to the Chief Executive Officer (“CEO”) and $5,930 (March 31, 2014 - $Nil) owing to the CTO, both of which are included in accounts payable.

(d)	As at December 31, 2014 there is $Nil (March 31, 2014 - $48,673) owing to a former director included in accrued liabilities.

F -15

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

8.	CAPITAL STOCK

	Number of Common Shares	Stated Value $
Balance, April 1, 2012 (i)	9,000,000	5
Issued under private placement (ii)	291,667	170,815
Issued on settlement of debt relating to prior period services (iii)	200,000	117,192
Issued under private placement (iv)	895,834	519,420
Cancellation of common stock (v)	(250,000)	-
Issued under private placement (vi)	437,500	256,016
Issued under private placement (vii)	383,333	232,546
Issued under private placement (viii)	516,666	308,183
Share issue costs	-	(34,583)
Balance, March 31, 2013	11,475,000	1,569,594
Issued under private placement (ix)	166,667	96,320
Share issue costs	-	(7,329)
Balance, March 31, 2014	11,641,667	1,658,585
Issued under private placement (x)	3,430,756	2,616,062
Issued on conversion and settlement of debt (xi), (xii), (xiii)	321,748	239,746
Issued on the exercise of options (xiv)	416,667	335,060
Share issue costs (x)	-	(11,609)
Balance December 31, 2014	15,810,838	4,837,844

(i)	The opening balance consists of 7,750,000 common shares issued to its two founders for a consideration of $2, 1,000,000 commons shares issued to two directors and 250,000 common shares to a consultant for a total of 1,250,000 common shares for consideration of $3.

(ii)	In May, 2012, the Company issued through a private placement, 291,667 common shares at a price of $0.59 (0.60 CAD) per share for aggregate gross proceeds of $170,815.

(iii)

In May, 2012, 200,000 common shares valued at $117,192 were issued for settlement of accounts payable relating to services performed in the prior year, which is included in general and administrative expenses for the year ended March 31, 2013.

(iv)	In June, 2012, the Company issued through a private placement, 895,834 common shares at a price of $0.58 (0.60 CAD) per share for aggregate gross proceeds of $519,420.

(v)	In August, 2012, 125,000 common shares each issued to the two founders on March 24, 2011, for a total of 250,000 common shares were cancelled.

(vi)	In September, 2012, the Company issued through a private placement, 437,500 common shares at a price of $0.59 (0.60 CAD) per share for aggregate gross proceeds of $256,016.

(vii)	In December, 2012, the Company issued through a private placement, 383,333 common shares at a price of $0.61 (0.60 CAD) per share for aggregate gross proceeds of $232,546.

(viii)	In March 2013, the Company issued through a private placement, 516,666 common shares at a price of $0.60 (0.60 CAD) per share for aggregate gross proceeds of $308,183. $58,846 of the proceeds were not received as at March 31, 2013 and accordingly are presented as subscriptions receivable on the balance sheet.

F -16

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

8.	CAPITAL STOCK - continued

(ix)	In June, 2013, the Company issued through a private placement, 166,667 common shares at a price of $0.58 ($0.60 CAD) per share for aggregate gross proceeds of $96,320.

(x)	In April, 2014, the Company completed a private placement issuing 3,182,978 common shares at a price of $0.82 ($0.90 CAD) per share for gross proceeds of $2,616,062 ($2,864,680 CAD). A former director of the Company assisted in securing a significant portion of this financing. As a result the Company issued 247,778 common shares as a finder’s fee to this director. The Company also incurred $11,609 in share issue costs related to the transaction.

(xi)	In May 2014, the Company issued 105,555 common shares to a director of the Company in exchange for the settlement of $87,638 ($95,000 CAD) of unsecured debt.

(xii)	In May 2014, the Company issued 33,333 common shares to the Libermann Family Trust in exchange for the settlement of $27,585 ($30,000 CAD) of unsecured debt.

(xiii)	In June, 2014, the Company issued 182,860 common shares on conversion of the convertible secured promissory note (Note 5). The note plus accrued interest totaled $124,523 ($131,659 CAD) and was converted at a 20% discount to the $0.68 ($0.90 CAD) April 2014 private placement.

(xiv)	In June 2014, the Company issued 416,667 common shares for the exercise of stock options. The Company received cash of $228,875 ($250,000 CAD). The value of the options, $106,185, was transferred from contributed surplus to share capital on exercise.

9.	STOCK OPTIONS

The Company has a stock option plan, the purpose of which is to attract, retain and motivate persons connected to the Company, including their directors, officers and employees, and to advance the interests of the Company by providing such persons with the opportunity, through share options, to acquire an increased proprietary interest in the Company.

Options may be granted in respect of authorized and unissued shares, provided that the aggregate number of shares reserved for issuance upon the exercise of all Options granted under the Plan, shall not exceed eight (8%) percent of the issued share capital or such greater number of shares as may be determined by the Board and approved, if required, by the shareholders of the Company and by any applicable stock exchange or other regulatory authority. Optioned shares in respect of which options are not exercised shall be available for subsequent options.

On June 10, 2013, the Company issued 416,667 options to a shareholder. The options vested immediately and have an exercise price of $0.52 ($0.60 CAD) per share and a time to expiration of one year. These options were valued at $106,185. These options were exercised during the year (Note 8(xiv)).

On April 11, 2014 and June 20, 2014 the Company issued 209,000 and 84,000 options to employees and a consultant at an exercise price of $0.52 ($0.60 CAD) and $0.77 ($0.90 CAD), respectively, which all vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. These options were valued at $153,348 and $61,142 respectively and have a time to expiration of seven years. During the period ended December 31, 2014, 40,000 of the April issuance were cancelled, which is included in a total of $112,573 that has been recorded as stock-based compensation related to the vesting of these stock options.

On July 1, 2014, the Company issued a further 945,000 options to employees of the Company, at an exercise price of $0.77 ($0.90 CAD), which vest 90 days after the close of a reverse merger transaction with a concurrent private placement raising a minimum of $6,000,000, see Notes 13 (c) to (f). These options were valued at $719,835 and have a time to expiration of seven years.

F -17

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS - continued

These options were valued using the Black-Scholes option pricing model with the following key assumptions:

Expected life	7 years
Risk free rate	1.59%
Dividend yield	0%
Forfeiture rate	0%
Volatility (based upon similar public companies)	114%

A summary of the Company’s outstanding and exercisable options is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
	#	$	(Years)
Outstanding, March 31, 2012 and 2013	-	-	-
Granted during the year	416,667	0.52	-
Outstanding March 31, 2014	416,667	0.52	0.20
Exercised during the period	(416,667)	0.52	-
Granted during the period	1,238,000	0.73	7
Cancelled during the period	(40,000)	0.52	-
Outstanding, December 31, 2014	1,198,000	0.74	6.72

10.	CONTINGENCIES

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

F -18

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

11.	INCOME TAXES

	9 month periods ended	Years ended
	December 31, 2014	March 31, 2014	March 31, 2013
	$	$	$
Components of net loss before income taxes consists of the following:
U.S.	-	-	-
Canada	(2,464,747)	(1,451,769)	(937,059)
	(2,464,747)	(1,451,769)	(937,059)

	2014	2014	2013
	$	$	$
Net loss before recovery of income taxes	(2,464,747)	(1,451,769)	(937,059)

Statutory rate	26.50%	26.50%	26.50%
Expected income tax recovery	(653,158)	(384,719)	(248,321)

Other basis adjustment	(29,109)	(6,966)	(8,576)
Non-deductible expenses	193,305	148,936	(38,493)
Change in valuation allowance	488,962	242,749	295,390
Recovery of income taxes	-	-	-

The components of deferred taxes are as follows:

	2014	2014	2013
	$	$	$
Deferred tax assets
Current
	-	403	-
Valuation allowance	-	(403)	-
	-	-	-
Long-term	$	$	$
Unrealized tax credits	-	19,591	19,721
Property and equipment	36,940	23,985	-
Share issue costs	7,137	6,461	7,228
SR&ED pool	162,350	-	-
Other	18,621	-	-
Net operating losses	812,522	529,889	310,228
Valuation allowance	(1,037,570)	(579,926)	(337,177)
	-	-	-

F -19

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

12.	RISK MANAGEMENT

The Company’s cash balances are maintained in various banks in Canada. Deposits held in banks in Canada are insured up to $100,000 CAD per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

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

Liquidity Risk

Liquidity risk is the risk that the Company will incur difficulties meeting its financial obligations as they are due. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due. Accounts payable and accrued liabilities are due within the current operating period.

The Company has funded its operations through the issuance of capital stock, convertible debt and loans in addition to grants and investment tax credits received from the Government of Canada.

During the nine months ended December 31, 2014, the Company raised gross proceeds of $2,616,062 from issuances of common shares and raised $228,875 from the exercise of options. The future of the Company is dependent upon its ability to obtain financing and upon achieving profitable operations. Subsequent to period end the Company raised approximately $10,363,000 concurrent with a transaction with Drywave Technologies Inc. (“Drywave”), a U.S public company, see Note 13(c). While the Company has been successful in securing such financing in the past, there is no assurance that it will be able to do so in the future.

Based on management’s assessment of the Company’s cash flow, and the financing completed subsequent to period end (Note 13(c)), management believes the Company has sufficient cash to sustain operations for an additional 12 month period.

13.	SUBSEQUENT EVENTS

(a)	On January 21, 2015, the Company received a $500,000 loan from a third party which bears interest at 5% per annum and is convertible into common shares of the Company should the transaction to raise at least $6,000,000 be completed (Note 13(c)). On February 26, 2015, the transaction was completed and the loan was converted into common shares.

F -20

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

13.	SUBSEQUENT EVENTS – continued

(b)	On February 25, 2015, 262,904 common shares of BLC (Note 13(c)) were issued to two former lenders connected with a $241,185 ($250,000 CAD) loan received and repaid during fiscal 2013. In addition, as part of the consideration for the initial loan the CTO and COO had transferred 100,000 shares to the lenders and a further 83,574 additional common shares of BLC (Note 13(c)). The CTO and COO, will be reimbursed for the shares transferred after giving effect to the exchange ratio for BLC (Note 13(c)).

(c)	On February 26, 2015, the Company (“Bionik Canada”) finalized a Share Exchange Agreement with Bionik Laboratories Corp. (“BLC” formerly known as Drywave Technologies Inc.) whereby Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the outstanding common shares of Bionik Canada (the “Acquisition Transaction”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of common stock of BLC. In addition BLC issued one share of its Special Preferred Voting Stock (the “Special Preferred Share”). Immediately prior to the closing of the Acquisition Transaction, BLC transferred all of the business, properties, assets, operations and liabilities to two former officers and directors of BLC and to a third-party entity such that as of the closing of the Acquisition Transaction there were no assets or liabilities.

After giving effect to the Acquisition Transaction, BLC commenced operations through Bionik Canada which by virtue of the Acquisition Transaction is now a reporting issuer through BLC’s listing on the OTC Pink marketplace.

As a result of the shareholders of Bionik Canada having a controlling interest in BLC subsequent to the Acquisition Transaction, for accounting purposes the Acquisition Transaction does not constitute a business combination. The transaction has been accounted for as a recapitalization of BLC with Bionik Canada being the accounting acquirer even though the legal acquirer is Bionik.

Concurrently with the closing of the Acquisition Transaction on February 26, 2015, BLC issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of BLC, and a warrant to purchase one common share of BLC at an exercise price of $1.40 per share exercisable for 4 years. BLC incurred share issue costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years.

(d)	Immediately following the Acquisition Transaction and the First Closing, 6,000,000 shares of common stock were held by existing BLC stockholders, 7,735,750 shares of common stock were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of common stock through their ownership of 100% of the Exchangeable Shares which vote alongside the common stock of BLC as a single class through the one issued and outstanding Special Preferred Share.

(e)	On March 27, 2015, BLC issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of BLC, and a warrant to purchase one common share of BLC at an exercise price of $1.40 per share exercisable for 4 years. BLC incurred share issue costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years.

(f)	On March 31, 2015, BLC issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of BLC, and a warrant to purchase one common share of BLC at an exercise price of $1.40 per share exercisable for 4 years. BLC incurred share issue costs related to the Third Closing of $97,098 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years.

F -21

BIONIK LABORATORIES INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2014 and 2013 (unaudited) and the years ended March 31, 2014 and 2013

(Amounts expressed in U.S. Dollars)

13.	SUBSEQUENT EVENTS – continued

(g)	On April 21, 2015, BLC sold to accredited investors a fourth closing of the Offering, 3,115,000 Units for gross proceeds of $2,492,000 at the Purchase Price. Each Unit consisted of one common share of BLC, and a warrant to purchase one common share of BLC at an exercise price of $1.40 per share exercisable for 4 years. BLC incurred share issue costs related to the transaction of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years.

(h)	On February 17, 2015 BLC issued 100,000 options to a director, employees and a consultant with an exercise price of $0.77 and expiry of seven years. The options vest one third immediately and two thirds over the subsequent two anniversary dates with an expiry of seven years. As a result of the Acquisition Transaction, these options were amended to constitute 314,560 options with an exercise price of $0.23. The fair value of the options, remeasured at the date of the Acquisition Transaction, was $136,613.

(i)	Subsequent to year end the Company lent a third party $150,000 under normal commercial terms. The loan carries an interest rate of 5% payable semi-yearly and is secured to all assets of the Company. The loan is repayable in 18 months.

(j)	Upon the close of the Acquisition Transaction, the condition was met on the 945,000 stock options issued to management of the Company, see Note 9, and accordingly the options will vest 90 days from the close of the Acquisition Transaction. As a result of the Acquisition Transaction, these options were amended to constitute 2,972,592 options with an exercise price of $0.23 and will vest on May 27, 2015. The fair value of the options, remeasured at the date of the Acquisition Transaction, was $1,259,487.

Further, as a result of the Acquisition Transaction, the options issued on April 11, 2014 and June 20, 2014 (Note 9) were amended to constitute 531,606 and 264,230 options of BLC, respectively, with an exercise price of $0.165 and $0.23, respectively. The fair value of the options, remeasured at the date of the Acquisition Transaction, for the 531,606 April issuance and the 264,230 June issuance was $230,930 and $118,957, respectively.

F -22