Form 10-Q
period 2015-06-30
Bionik Laboratories Corp.
filed 2015-08-14
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105 Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (416) 640-7887

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 13, 2015, 22,408,313 shares of Common Stock, par value $0.001 per share, and 50,000,000 Exchangeable Shares having substantially identical rights to the Common Stock.

BIONIK LABORATORIES CORP.

FORM 10-Q

2

Item 1. Financial Statements

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Amounts expressed in US Dollars)

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
	$	$
Assets
Current
Cash and cash equivalents	9,078,216	209,933
Prepaid expenses and other receivables (Note 3)	164,353	81,130
Due from related parties (Note 7)	42,151	44,986
Loan receivable (Note 4)	150,000	-
Total Current Assets	9,434,720	336,049
Equipment (Note 5)	114,544	77,922
Total Assets	9,549,264	413,971

Liabilities and Shareholders' Equity (Deficiency)
Current
Accounts payable (Note 7)	197,082	308,947
Accrued liabilities	33,270	155,463
Total Liabilities	230,352	464,410
Shareholders' Equity (Deficiency)
Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1 (December 31, 2014 – Nil)	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Issued and outstanding – 22,408,313 and 50,000,000 Exchangeable Shares (December 31, 2014 – nil and 49,737,096 Exchangeable Shares) (Note 8)	72,408	49,737
Additional paid in capital	17,924,377	4,936,456
Deficit	(8,720,022)	(5,053,982)
Accumulated other comprehensive income	42,149	17,350
Total Shareholders' Equity (Deficiency)	9,318,912	(50,439)
Total Liabilities and Shareholders' Equity (Deficiency)	9,549,264	413,971

Contingencies (Note 11)

Subsequent Event (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the three and six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	$	$	$	$

Expenses
Research and development	609,823	1,045,493	277,359	549,920
Professional and consulting fees	185,572	446,922	151,916	314,937
General and administrative	324,200	491,948	183,660	258,322
Imputed interest expense (Note 6)	-	-	-	30,711
Interest expense	9,963	10,363	5,094	22,269
Depreciation (Note 5)	17,002	27,414	11,492	22,691
Other income	(25,208)	(25,295)	(21,696)	(502,037)
Share-based compensation expense (Notes 8(v) and 9)	1,297,558	1,669,195	19,748	90,286
	(2,418,910)	(3,666,040)	(627,573)	(787,099)

Net loss for the period	(2,418,910)	(3,666,040)	(627,573)	(787,099)
Foreign exchange translation adjustment for the period	-	24,799	(3,116)	(3,098)

Net loss and comprehensive loss for the period	(2,418,910)	(3,641,241)	(630,689)	(790,197)

Loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	68,765,736	57,773,973	46,022,905	41,390,813

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total
		$		$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at, January 1, 2014	1	-	36,621,885	36,622	1,736,247	(2,506,754)	22,903	(710,982)
Issuance of common shares for cash (Note 8(i))	-	-	10,792,335	10,792	2,605,270	-	-	2,616,062
Share issue costs	-	-	-	-	(11,609)	-	-	(11,609)
Shares issues on conversion of loans (Notes 8(ii) and (iii))	-	-	1,012,142	1,012	238,734	-	-	239,746
Beneficial conversion feature (Note 6)	-	-	-	-	27,677	-	-	27,677
Shares issued on exercise of stock options (Note 8(iv))	-	-	1,310,734	1,311	227,564	-	-	228,875
Share compensation expense	-	-	-	-	90,286	-	-	90,286
Net loss for the period	-	-	-	-	-	(787,099)	-	(787,099)
Foreign currency translation	-	-	-	-	-	-	(3,098)	(3,098)
Balance, June 30, 2014	1	-	49,737,096	49,737	4,914,169	(3,293,853)	19,805	1,689,858
Share compensation expense	-	-	-	-	22,287	-	-	22,287
Net loss for the period	-	-	-	-	-	(1,760,129)	-	(1,760,129)
Foreign currency translation	-	-	-	-	-	-	(2,455)	(2,455)
Balance, December 31, 2014	1	-	49,737,096	49,737	4,936,456	(5,053,982)	17,350	(50,439)
Effect of the Reverse Acquisition (Note 8(vii))	-	-	6,000,063	6,000	(6,000)	-	-	-
Shares issued on private placement	-	-	16,408,250	16,408	13,110,192	-	-	13,126,600
Share issue costs	-	-	-	-	(1,785,203)	-	-	(1,785,203)
Share compensation expense (Notes 8(v) and 9)	-	-	262,904	263	1,668,932	-	-	1,669,195
Net loss for the period	-	-	-	-	-	(3,666,040)	-	(3,666,040)
Foreign currency translation	-	-	-	-	-	-	24,799	24,799
Balance, June 30, 2015	1	-	72,408,313	72,408	17,924,377	(8,720,022)	42,149	9,318,912

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Six months ended June 30, 2015	Six months ended June 30, 2014
	$	$
Operating activities
Net loss for the period	(3,666,040)	(787,099)
Adjustment for items not affecting cash
Depreciation of equipment	27,414	22,691
Imputed interest	-	30,711
Share compensation expense	1,669,195	90,286
	(1,969,431)	(643,411)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(83,223)	(762,806)
Due from related parties	2,835	(27,696)
Accounts payable	(111,865)	(37,934)
Accrued liabilities	(122,193)	(176,510)
Net cash used in operating activities	(2,283,877)	(1,648,357)
Investing activities
Acquisition of equipment	(64,036)	(96,309)
Provision of a loan receivable	(150,000)	-
Net cash used in investing activities	(214,036)	(96,309)
Financing activities
Proceeds from issuance of shares, net of issue costs	11,341,397	2,656,097
Proceeds from exercise of stock options	-	228,875
Repayment of loans from related parties	-	(199,737)
Net cash provided by financing activities	11,341,397	2,685,235
Effects of foreign currency exchange rate changes	24,799	(3,323)
Net increase in cash and cash equivalents for the period	8,868,283	937,246
Cash and cash equivalents, beginning of period	209,933	119,557
Cash and cash equivalents, end of period	9,078,216	1,056,803
Supplemental information:
Issuance of shares on conversion of loans	$500,000	$239,746

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS

The Company and its Operations

Bionik Laboratories Corp. (formerly Drywave Technologies Inc., the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013, the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved on September 24, 2014. The unaudited condensed consolidated financial statements consolidate the Company and its wholly-owned subsidiaries Bionik Laboratories Inc. (“Bionik Canada”) and Bionik Acquisition Inc.

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

On February 26, 2015, the Company finalized a Share Exchange Agreement whereby Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 8).

As a result of the shareholders of Bionik Canada having a controlling interest in the Company subsequent to the Merger, for accounting purposes the Merger does not constitute a business combination. The transaction has been accounted for as a recapitalization of the Company with Bionik Canada being the accounting acquirer even though the legal acquirer is Bionik, accordingly, the historic financial statements of Bionik Canada are presented as the comparative balances for the period prior to the Merger.

References to the Company refer to the Company and its wholly-owned subsidiaries, Bionik Acquisition Inc. and Bionik Canada. References to Drywave relate to the Company prior to the Merger.

The Company has not yet realized any revenues from its planned operations. As at June 30, 2015, the Company had a working capital surplus of $9,204,368 (December 31, 2014 - a working capital deficit of $128,361) and shareholders’ equity of $9,318,912 (December 31, 2014 - a shareholder’s deficiency of $50,439) and incurred a net loss and comprehensive loss of $3,641,241 for the six month period ended June 30, 2015 (June 30 2014 - $790,197).  Further, the Company expects that the ARKE will be categorized as a Class II medical device with the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, M5G 2C9.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the year ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Foreign Currency Translation

On April 1, 2015, Bionik Canada and Bionik Acquisition Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well the Company anticipates revenues to be earned in U.S. dollars. The change in accounting treatment is applied prospectively. The functional currency is separately determined for the Company and each of its subsidiaries, and is used to measure the financial position and operating results. The functional currency of the Company and its wholly-owned subsidiaries is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are recognized in profit or loss. Non-monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	PREPAID EXPENSES AND OTHER RECEIVABLES

	June 30, 2015	December 31, 2014
	$	$
Prepaid expenses and sundry receivables (Note 4)	57,603	18,172
Prepaid insurance	68,671	40,630
Sales taxes receivable (i)	38,079	22,328
	164,353	81,130

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

4.	LOAN RECEIVABLE

During the period, the Company provided a loan to a third party in the amount of $150,000 under normal commercial terms. The loan carries an interest rate of 6% payable semi-yearly, is secured by all assets of the third party and is repayable in 10 months. As at June 30, 2015 accrued interest amounted to $1,130, which is included in prepaid expenses and sundry receivables.

5.	EQUIPMENT

Equipment consisted of the following as at June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	141,686	53,865	87,821	77,650	27,438	50,212
Furniture and fixtures	24,909	8,496	16,413	24,909	7,325	17,584
Tools and parts	11,913	1,603	10,310	11,913	1,787	10,126
	178,508	63,964	114,544	114,472	36,550	77,922

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the six and three month periods ended June 30, 2015 was $27,414 and $17,002, respectively (June 30, 2014 - $22,691 and $11,492).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

6.	CONVERTIBLE SECURED PROMISSORY NOTE

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

The note matured on February 28, 2014, at this point the conversion option expired and the note became due on demand; however, no repayment was demanded. Upon the occurrence of the April financing (Note 8(i)) the Company agreed to honor the original conversion option and a beneficial conversion feature of $27,677 was recognized. As the note was due on demand the Company immediately recognized imputed interest of $27,677 in the condensed consolidated interim statement of operations and comprehensive loss.

On May 9, 2014, the lender converted the note plus accrued interest into common shares based on the 20% discount to the $0.81 ($0.90 CAD) per share equity financing that was accomplished in April 2014 and the Company issued these pre-transaction shares in June, 2014 (see Note 8(iii)).

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of June 30, 2015, the Company had advances receivable from the Chief Operating Officer (“COO”) and Chief Technology Officer (“CTO”) for $42,151 (December 31, 2014 – $44,986). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. The Company advanced funds to settle a tax assessment; the Company paid additional salary amounts that had not been made during the period; and, the Company reimbursed $37,837 ($44,000 CAD) related to various out-of-pocket costs they incurred on behalf of the Company, all of which resulted in a net advance of $42,151 as of June 30, 2015.

Issuance of shares to settle due to related party

(b)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) was settled by issuance of 105,555 pre-merger common shares to a former director.

Accounts payable and accrued liabilities

(c)	As at June 30, 2015, $6,567 (December 31, 2014 - $4,220) was owing to the CEO, $7,448 (December 31, 2014 - $5,930) owing to the CTO and $22,115 owing to the COO and $8,893 owing to the CFO, related to business expenses, all of which are included in accounts payable.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL

		June 30, 2015		December 31, 2014
		Number of shares	$		Number of shares	$
Exchangeable Shares:
Balance at beginning of period		49,737,096	49,737		36,621,885	36,622
Shares issued for services	(v)	262,904	263		-	-
Shares issued under private placement		-	-	(i)	10,792,335	10,792
Shares issued on conversion and settlement of debt		-	-	(ii)(iii)	1,012,142	1,012
Shares issued on the exercise of options		-	-	(iv)	1,310,734	1,311
Balance at end of the period		50,000,000	50,000		49,737,096	49,737
Common Shares
Balance at beginning of the period		-	-		-	-
Shares issued as Merger consideration	(vii)	6,000,063	6,000		-	-
Shares issued under private placement	(v)-(xii)	16,408,250	16,408		-	-
Balance at end of the period		22,408,313	22,408		-	-
TOTAL COMMON SHARES		72,408,313	72,408		-	-

(i)	In April, 2014, the Company completed a private placement issuing 10,792,335 common shares at a price of $0.24 per share for gross proceeds of $2,590,160. A former director of the Company assisted in securing a significant portion of this financing. The Company incurred $11,609 in share issue costs related to the transaction.

(ii)	In May 2014, the Company issued 436,908 common shares in exchange for the settlement of $115,223 of unsecured debt.

(iii)	In June, 2014, the Company issued 575,234 common shares on conversion of the convertible secured promissory note (Note 6). The note plus accrued interest totaled $124,523 and was converted at a 20% discount to the April 2014 private placement.

(iv)	In June 2014, the Company issued 1,310,734 common shares for the exercise of stock options. The Company received cash of $228,875.

(v)	On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 8(vi)), and recorded in stock-based compensation on the unaudited condensed consolidated interim statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders the Company intends to reimburse the CTO and COO 320,000 common shares; however, these shares have not yet been issued.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL - continued

(vi)	Concurrently with the closing of the Merger on February 26, 2015, the Company issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years.

(vii)	Immediately following the Merger and the First Closing, 6,000,063 common shares were held by existing Drywave stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our common shares through their ownership of 100% of the Exchangeable Shares which are held in 1 Special Preferred Share. The Special Preferred Share has the right to 50,000,000 common shares and to vote alongside the common shares of the Company as a single class.

(viii)	On March 27, 2015, the Company issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years.

(ix)	On March 31 2015, the Company issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Third Closing of $92,690 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years.

(x)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years.

(xi)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $151,975 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL - continued

(xii)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years.

Special Voting Preferred Share

In connection with the Merger (Note 1), on February 26, 2015, the Company entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one Special Voting Preferred Share to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Preferred Share for the benefit of the holders of the Exchangeable Shares (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries will have voting rights in the Company equivalent to what they would have had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries.

In connection with the Merger and the Trust Agreement, effective February 20, 2015, the Company filed a certificate of designation of the Special Voting Preferred Share (the “Special Voting Certificate of Designation”) with the Delaware Secretary of State. Pursuant to the Special Voting Certificate of Designation, one share of the Company’s blank check preferred stock was designated as Special Voting Preferred Share. The Special Voting Preferred Share entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement.

The Special Voting Preferred Share is not entitled to receive any dividends or to receive any assets of the Company upon liquidation, and is not convertible into common shares of the Company.

The voting rights of the Special Voting Preferred Share will terminate pursuant to and in accordance with the Trust Agreement. The Special Voting Preferred Share will be automatically cancelled at such time as no Exchangeable Shares are held by a Beneficiary.

9.	STOCK OPTIONS

The purpose of the Company’s stock option plan, is to attract, retain and motivate persons of training, experience and leadership to the Company, including their directors, officers and employees, and to advance the interests of the Company by providing such persons with the opportunity, through share options, to acquire an increased proprietary interest in the Company.

Options may be granted in respect of authorized and unissued shares, provided that the aggregate number of shares reserved for issuance upon the exercise of all Options granted under the Plan, shall not exceed 10,800,000 or such greater number of shares as may be determined by the Board and approved, if required, by the shareholders of the Company and by any applicable stock exchange or other regulatory authority. Optioned shares in respect of which options are not exercised shall be available for subsequent options.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS - continued

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the year ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were revalued. The fair value, as remeasured, of the 531,606 April issuance and the 264,230 June issuance was $230,930 and $118,957 respectively. During the six month period ended June 30, 2015, 104,853 options were cancelled and $93,025 and $45,909 (June 30, 2014 - $67,616 and $22,670) has been recorded as stock-based compensation related to the vesting of these stock options. During the three month period ended June 30, 2015, $19,165 and $9,225 (June 30, 2014 - $14,194 and $5,554) has been recorded as stock-based compensation related to the vesting of these stock options.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vest May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487 which has been recorded as stock based compensation related to the vesting of these options on June 26, 2015 for the three and six month periods ended June 30, 2015.

On February 17, 2015 the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. During the period ended June 30, 2015 52,428 options were cancelled and $60,451 has been recorded as stock-based compensation related to the vesting of these stock options. During the three month period ended June 30, 2015, $9,681 has been recorded as stock-based compensation related to the vesting of these stock options.

These options granted and revalued during the period ended June 30, 2015 were valued using the Black-Scholes option pricing model with the following key assumptions:

	February 17, 2015	July 1, 2014	June 20, 2014	April 11, 2014
Expected life in years	5	4.35	6.32	4.14
Risk free rate	1.59%	1.59%	1.59%	1.59%
Dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%
Expected volatility	114%	114%	114%	114%

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Merger	(3,768,428)	0.22
Re-issued as part of Merger	3,768,428	0.22
Issued	314,560	0.23
Cancelled	(157,281)	0.23
Outstanding, June 30, 2015	3,925,707	0.22

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS - continued

The following is a summary of stock options outstanding as of June 30, 2015:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	531,606	April 1, 2021	354,404
0.23	159,377	June 20, 2021	123,727
0.23	2,972,592	July 1, 2021	2,972,592
0.23	262,132	February 17, 2022	104,857
	3,925,707		3,555,580

10.	WARRANTS

The following is a continuity schedule of the Company's common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014 and 2013	-	-
Issued	18,049,075	1.35
Outstanding and exercisable, June 30, 2015	18,049,075	1.35

The following is a summary of common share purchase warrants outstanding as of June 30, 2015:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 8(vi)	7,735,750	February 26, 2019
0.80	Note 8(vi)	773,575	February 26, 2019
1.40	Note 8(viii)	1,212,500	March 27, 2019
0.80	Note 8(viii)	121,250	March 27, 2019
1.40	Note 8(ix)	891,250	March 31, 2019
0.80	Note 8(ix)	89,125	March 31, 2019
1.40	Note 8(x)	3,115,000	April 21, 2019
0.80	Note 8(x)	311,500	April 21, 2019
1.40	Note 8(xi)	1,418,750	May 27, 2019
0.80	Note 8(xi)	141,875	May 27, 2019
1.40	Note 8(xii)	2,035,000	June 30, 2019
0.80	Note 8(xii)	203,500	June 30, 2019
		18,049,075

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	WARRANTS - continued

In 2014 the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction the Company will issue to these lenders warrants exercisable into 349,522 common shares at an exercise price of $0.23 per share for a period of up to two years.

11.	CONTINGENCIES

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

12.	RISK MANAGEMENT

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

13.	SUBSEQUENT EVENT

Subsequent to June 30, 2015, the Company entered into service agreements with unrelated companies that result in a commitment to issue up to an aggregate 102,500 common shares based upon certain milestones over the period from August 2015 to July 2017 and pay up to $135,000 over the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes and the Company’s Annual Report on Form 10-K, for the transition period ended December 31, 2014 as filed with the Securities and Exchange Commission. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

Nature of Company

We are a pioneering medical device and robotics company with a focus in developing transformational technologies and solutions for individuals with neurological disorders. We strive to develop products that improve an individual’s health, comfort, accessibility and quality of life through products that use advanced algorithms and sensing technologies to anticipate a user’s movement.

Products Under Development

Bionik’s near-term focus is on bringing its core product, Arke, to the rehabilitation market, as well as accelerating its earlier-stage research programs, Cronos and the Apollo. As the Company looks to expand its pipeline, management believes that the technology in Arke can be utilized for other new robotic rehabilitation products, which we expect to pursue in the future.

In addition to this internal pipeline, the Company has deployed a growth strategy focused on developing its earlier-stage research programs and acquiring/licensing synergistic products and technologies to fuel its product pipeline.

The ARKE is a robotic lower body exoskeleton designed for wheelchair bound individuals suffering from spinal cord injuries, stroke and other mobility disabilities which could allow patients to restore proper walking gait, rehabilitate more efficiently and finally could improve current methods of manual rehabilitation and its future results. ARKE is expected to complement or replace existing rehabilitation methods by enabling a patient full motion control and increasing feedback for physicians and care providers during the rehabilitation process. Further, the ability to walk during rehabilitation has the potential to reduce bone density loss, muscle atrophy, secondary illness and the frequency of re-hospitalization, while potentially helping to increase blood flow and nutrient delivery throughout the body. It is also believed that additional potential improvements in patients is expected to include but are not limited to: better bowel control, better bladder control and medication reduction.

We have achieved significant progression in the Arke development. We completed clinical testing of the generation 1 product. The clinical feedback from this testing, directed the development for ARKE’s generation 2. Generation 2 of the Arke exoskeleton development was completed in the second quarter of 2015 as planned and currently the manufacturing phase of the entire system is underway.

There are significant improvements in generation 2 of the Arke, including:

•	Significantly slimmer than the first clinical tested version and much lighter;
•	Incorporates a built-in removable data interface that will give the physiotherapist full control of the product but also will allow the patient to visually see their own progress;
•	Significantly improved control system with adaptive walking and step recovery; and
•	A system that collects data from all sensors on the device.

The next step of the data collection system is to save patient data from the exoskeleton in the data interface and send the data to the cloud where the data can be processed. In the future this system will allow optimization of various rehabilitation programs and individualization of expected goals for each patient.

In the third quarter of 2015 we expect to finalize the initial manufacturing of our generation 2 ARKE product. After manufacturing is complete Bionik will engage in clinical testing activities with our clinical partners.

Our product pipeline includes earlier-stage research programs:

The Chronos system is an intelligent patient queuing system for clinics and hospitals. The development of Chronos has continued to progress on grants funding. We now have a fully working beta version. In the third and fourth quarters of 2015, we expect to test the product in clinics in order to receive feedback for improvements.

The Apollo is an above-the-knee prosthetic device. Development of Apollo has been on hold as a result of delays in the financing that was completed in June 2015. Now that we are funded, we expect to move forward with investigating the viability of this product and determine next steps for the development program.

General – History of the Company

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

The Acquisition Transaction

On February 26, 2015, we entered into an Investment Agreement with Bionik Acquisition Inc. (the “Investment Agreement”), a company existing under the laws of Canada, and our wholly owned subsidiary (“Acquireco”), and Bionik Laboratories, Inc. (“Bionik Canada”), a company incorporated on March 24, 2011 under the Canada Business Corporations Act, whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada, taking into account the Exchangeable Share Transaction (as defined below) (the “Acquisition Transaction”). After giving effect to the Acquisition Transaction, we commenced operations through Bionik Canada.

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

Concurrently with the closing of the Acquisition Transaction and in contemplation of the Acquisition Transaction, we sold 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one share of common stock, par value $0.001 per share (the “Common Stock”) and a four year warrant (the “Warrant”) to purchase one share of Common Stock at an initial exercise price of $1.40 per share (the “Warrant Shares”). We incurred share issued costs related to this transaction of $848,822.

The Offering was being offered with a minimum offering amount of $6,000,000 (the “Minimum Offering Amount”) and up to a maximum offering amount of $12,800,000 (subject to a $2,600,000 overallotment option). Once the Minimum Offering amount was reached and held in escrow and other conditions to closing were satisfied (including the simultaneous closing of the Acquisition Transaction), the Company and the placement agent were able to conduct a first closing (the “First Closing”). As a result of the Offering, after payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $5,339,778 at the First Closing, including the $500,000 in bridge loans we previously received that were taken into account as part of the Minimum Offering Amount. In addition, the placement agent is entitled to 10% warrant coverage for all Units sold in the Offering, which will be exercisable at $0.80 per share for a period of 4 years.

As of the Acquisition Transaction and the First Closing, an aggregate of 90,575,126 shares of our Common Stock were deemed cancelled, of which 90,207,241 were held by our former Chief Executive Officer.

Immediately following the Acquisition Transaction, the Exchangeable Share Transaction and the First Closing, there were 63,735,813 shares of our common stock and equivalents issued and outstanding of which 6,000,063 were held by existing stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our common stock through their ownership of 100% of the Exchangeable Shares.

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

On May 27, 2015, we sold to accredited investors in a fifth closing of the Offering, 1,418,750 Units for gross proceeds of $1,135,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $983,025.

On June 30, 2015, we sold to accredited investors in a sixth and final closing of the Offering, 2,035,000 Units for gross proceeds of $1,628,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $1,416,344.

Through the final closing of the Offering on June 30, 2015, we raised in the Offering aggregate gross proceeds of $13,126,600. As a result, our pre-Acquisition Transaction stockholders hold approximately 8.3% of our issued and outstanding shares of Common Stock, the former stockholders of Bionik Canada hold the right to approximately 69.0% of our issued and outstanding shares of Common Stock through their ownership of 100% of the Exchangeable Shares, and the investors in the Offering hold approximately 22.7% of our issued and outstanding shares of Common Stock.

Significant Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based upon the condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to June 30, 2015, we have generated a deficit of $8,720,022. We expect to incur additional operating losses during the fiscal year ending December 31, 2015 and beyond, principally as a result of our continuing research and development of ARKE, our planned first product and general and administrative costs associated with being a public company.

Our results of operations are presented for the three and six months ended June 30, 2015 with comparatives for the three and six months ended June 30, 2014. Bionik Canada changed its fiscal year to December 31 to conform to the fiscal year of the Company, effective after Bionik Canada’s previous fiscal year ended March 31, 2014.

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months ended June 30, 2014

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2015 were $2,418,910 and $3,666,040 compared to $627,573 and $787,099 for the three and six months ended June 30, 2014, as further described below.

Research and development expenses were $609,823 and $1,045,493 for the three and six months ended June 30, 2015, compared to expenses of $277,359 and $549,920 for the three and six months ended June 30, 2014. The increase relates primarily to the additional engineering and quality staff hired to develop our technology and meet regulatory mandates.

For the three and six months ended June 30, 2015, we incurred professional and consulting fees of $185,572 and $446,922 compared to $151,916 and $314,937 for the three and six months ended June 30, 2014. The increase in professional and consulting fees relate primarily to the addition of a consultant to assist in meeting ISO and initial FDA qualifying requirements as well as legal and accounting costs related to the Acquisition Transaction and the Offering.

For the three and six months ended June 30, 2015, we incurred general and administrative expenses of $324,200 and $491,948 compared to general and administrative expenses of $183,660 and $314,937 for the three and six months ended June 30, 2014. The increase in these expenses for the three and six months is due to growth of the Company, including the costs of being a public company.

For the three and six months ended June 30, 2015, we incurred interest expenses of $9,963 and $10,363 and imputed interest expenses of $nil and $nil, compared to interest expenses of $5,094 and $22,269 and imputed interest expenses of $nil and $30,711 for the three and six months ended June 30, 2014. The changes in interest expenses relates to the repayment of all debt in the Company by December 31, 2014.

Gain and losses included in other comprehensive income

For the three and six months ended June 30, 2015, we generated a foreign exchange translation gain of $nil and $24,799, compared to a loss of $3,116 and 3,098 for the three and six months ended June 30, 2014. The gain and losses result from the translation of the Company’s financial statements into its reporting currency the U.S. dollar. Effective April 1, 2015, the Company changed the functional currency of its wholly owned subsidiaries, Bionik Acquisition Inc. and Bionik Canada from the Canadian dollar to the U.S. dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well the Company anticipates revenues to be earned in U.S. dollars. As a result of the change, there was no translation gain or loss for the three months ended June 30, 2015.

Other Income

For the three and six months ended June 30, 2015, we have other income of $25,208 and $25,925, compared to other income of $21,696 and $502,037 for the three and six months ended June 30, 2014. The 2014 other income is related to a Canadian cash tax refund for Scientific Research and Experimental Development (SR&ED) for the period of April 1, 2013 to June 30, 2014.

Stock Compensation Expense

For the three and six months ended June 30, 2015, the Company recorded $1,297,558 and $1,669,195 compared to $19,748 and $90,286 in the three and six months ended June 30, 2014. The increase in stock compensation relates to the stock options granted by the Company. The options previously granted by Bionik prior to the Acquisition Transaction were revalued on its completion and new options granted and options vesting during the quarter and the year to date resulted in this expense.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2015 amounted to $2,418,910 resulting in a loss per share of $(0.04) compared to a loss of $630,689 for the three months ended June 30, 2014, resulting in a loss per share of $(0.01).

Comprehensive loss for the three and six months ended June 30, 2015 amounted to $2,418,910 and $3,641,241 resulting in a loss per share of $(0.04) and $(0.06) compared to a loss of $630,639 and $790,197 for the three and six months ended June 30, 2014, resulting in a loss per share of $(0.01) and $(0.02).

The increase in the comprehensive loss for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 is primarily due to higher research and development costs, professional and consulting fees and general and administrative costs all connected to the company’s growth in the six months ended June 30, 2015 and the recording of the SR&ED refund in the first quarter of 2014. There has been no recognition of the Company’s last SR&ED refund for the period ended February 25, 2015 to date - this refund will be recorded when received.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. We have incurred a deficit of $8,720,022 from inception on March 24, 2011 to June 30, 2015.

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in the Offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds after costs of $11,341,397. At June 30, 2015 we have cash and cash equivalents of $9,078,216. We expect that we will have sufficient funds to continue operations for at least the next 12 months.

During the period ended June 30, 2014, Bionik Canada raised funds of $2,590,160 and issued 13,115,211 common shares, including debt settlements. In addition, Bionik Canada raised $228,875 from the exercise of stock options to purchase 1,310,734 common shares.

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

In addition, we expect to also need additional funds to respond to business opportunities including potential acquisitions of complementary technologies or business, protect our intellectual property, develop new lines of business and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

Net Cash Used in Operating Activities

During the six months ended June 30, 2015, we used cash in operating activities of $2,283,877 compared to $1,648,357 for the six months ended June 30, 2014. The increased use of cash is mainly attributable to the larger loss in the six months ended June 30, 2015 of $3,666,040 due to higher research and development costs and the costs of becoming a public company compared to the six months ended June 30, 2014 loss of $787,099 which results after recording other income of $502,037 in government grants and scientific refunds that were accrued in the first quarter of 2014. The Company plans to apply for its final refundable scientific program during the third quarter of 2015.

Net Cash Used in Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities of $214,036 and for the six months ended June 30, 2014, net cash used in investing activities of $96,309, respectively, which in 2014 and 2015 was used for the acquisition of equipment and additionally in 2015 the Company provided an interest bearing loan to a third party of $150,000. The equipment added is principally additional computer equipment related to the increase in engineers and 3D printing equipment to help with the development of our technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11,341,397 for the six months ended June 30, 2015 compared to $2,685,234 for the six months ended June 30, 2014. The increase is due to the Offering in 2015, which was much larger than the funds raised in 2014.

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

Item 4. Controls and Procedures

During the six months ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed on Current Reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 14, 2015

BIONIK LABORATORIES CORP.

By:	/s/ Peter Bloch
Name: Peter Bloch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

