Form 10-Q
period 2015-09-30
Bionik Laboratories Corp.
filed 2015-11-12
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105 Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(416) 640-7887

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 12, 2015, 22,428,313 shares of Common Stock, par value $0.001 per share, and 50,000,000 Exchangeable Shares having substantially identical rights to the Common Stock.

BIONIK LABORATORIES CORP.

FORM 10-Q

Item 1. Financial Statements

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Amounts expressed in US Dollars)

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets as at September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine month periods ended September 30, 2015 and 2014	5

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited) for the nine month period ended September 30, 2015	6

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2015 and 2014	7

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	8-18

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
	$	$
Assets
Current
Cash and cash equivalents	7,858,627	209,933
Prepaid expenses and other receivables (Notes 3)	127,959	81,130
Due from related parties (Note 7)	39,547	44,986
Loan receivable (Note 4)	303,760	-
Total Current Assets	8,329,893	336,049
Equipment (Note 5)	98,422	77,922
Total Assets	8,428,315	413,971

Liabilities and Shareholders' Equity (Deficiency)
Current
Accounts payable (Note 7)	130,716	308,947
Accrued liabilities	118,912	155,463
Total Liabilities	249,628	464,410
Shareholders' Equity (Deficiency)
Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1 (December 31, 2014 – Nil)	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Issued and outstanding – 22,408,313 and 50,000,000 Exchangeable Shares (December 31, 2014 – nil and 49,737,096 Exchangeable Shares) (Note 8)	72,408	49,737
Additional paid in capital	17,951,101	4,936,456
Deficit	(9,886,971)	(5,053,982)
Accumulated other comprehensive income	42,149	17,350
Total Shareholders' Equity (Deficiency)	8,178,687	(50,439)
Total Liabilities and Shareholders' Equity	8,428,315	413,971

Commitments and Contingencies (Note 11)

Subsequent events (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the three and nine month periods ended  September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
	$	$	$	$

Expenses
Research and development	768,301	1,813,794	667,263	1,217,183
General and administrative	372,342	1,303,540	603,770	1,177,029
Imputed interest expense (Note 6)	-	-	-	30,711
Interest expense	-	-	-	22,269
Depreciation (Note 5)	15,478	42,892	11,425	34,116
Other income	(5,533)	(23,156)	(122,753)	(624,790)
Share-based compensation expense (Notes 8(v) and 9)	26,724	1,695,919	13,550	70,679
	(1,177,312)	(4,832,989)	(1,173,255)	(1,927,197)

Net loss for the period	(1,177,312)	(4,832,989)	(1,173,255)	(1,927,197)
Foreign exchange translation adjustment for the period	-	24,799	(1,067)	(4,165)
Net loss and comprehensive loss for the period	(1,177,312)	(4,808,190)	(1,174,322)	(1,931,362)

Loss per share - basic and diluted	$(0.02)	$(0.07)	$(0.02)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	72,408,313	65,452,924	49,737,096	44,334,936

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total
		$		$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at, January 1, 2014	1	-	36,621,885	36,622	1,736,247	(2,506,754)	22,903	(710,982)
Issuance of common shares for cash (Note 8(i))	-	-	10,792,335	10,792	2,605,270	-	-	2,616,062
Share issue costs	-	-	-	-	(11,609)	-	-	(11,609)
Shares issues on conversion of loans (Notes 8(ii) and (iii))	-	-	1,012,142	1,012	238,734	-	-	239,746
Beneficial conversion feature (Note 6)	-	-	-	-	27,677	-	-	27,677
Shares issued on exercise of stock options (Note 8(iv))	-	-	1,310,734	1,311	227,564	-	-	228,875
Share compensation expense (Note 9)	-	-	-	-	70,679	-	-	70,679
Net loss for the period	-	-	-	-	-	(1,927,197)	-	(1,927,197)
Foreign currency translation	-	-	-	-	-	-	(4,165)	(4,165)
Balance, September 30, 2014	1	-	49,737,096	49,737	4,894,562	(4,433,951)	18,738	529,086
Share compensation expense	-	-	-	-	41,894	-	-	41,894
Net loss for the period	-	-	-	-	-	(620,031)	-	(620,031)
Foreign currency translation	-	-	-	-	-	-	(1,388)	(1,388)
Balance, December 31, 2014	1	-	49,737,096	49,737	4,936,456	(5,053,982)	17,350	(50,439)
Effect of the Reverse Acquisition (Note 8(vii))	-	-	6,000,063	6,000	(6,000)	-	-	-
Shares issued on private placement Notes 8(vi) and (viii-xii)	-	-	16,408,250	16,408	13,110,192	-	-	13,126,600
Share issue costs	-	-	-	-	(1,785,203)	-	-	(1,785,203)
Share compensation expense (Notes 8(v) and 9)	-	-	262,904	263	1,695,656	-	-	1,695,919
Net loss for the period	-	-	-	-	-	(4,832,989)	-	(4,832,989)
Foreign currency translation	-	-	-	-	-	-	24,799	24,799
Balance September 30, 2015	1	-	72,408,313	72,408	17,951,101	(9,886,971)	42,149	8,178,687

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the nine month periods ended September 30, 2015 and 2014 (unaudited)
(Amounts expressed in U.S. Dollars)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	$	$
Operating activities
Net loss for the period	(4,832,989)	(1,927,197)
Adjustment for items not affecting cash
Depreciation of equipment	42,892	34,116
Imputed interest	-	30,711
Share compensation expense	1,695,919	70,679
	(3,094,178)	(1,791,691)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(46,829)	(258,603)
Due from related parties	5,439	(141,616)
Accounts payable	(178,231)	130,231
Accrued liabilities	(36,551)	(225,915)
Net cash used in operating activities	(3,350,350)	(2,287,594)
Investing activities
Acquisition of equipment	(63,482)	(104,781)
Provision of a loan receivable	(300,000)	-
Net cash used in investing activities	(363,482)	(104,781)
Financing activities
Proceeds from issuance of shares, net of issue costs	11,341,397	2,656,097
Proceeds from exercise of stock options	-	228,875
Repayment of loans from related parties	-	(200,263)
Net cash provided by financing activities	11,341,397	2,684,709
Effects of foreign currency exchange rate changes	21,129	(6,651)
Net increase in cash and cash equivalents for the period	7,648,694	285,683
Cash and cash equivalents, beginning of period	209,933	119,557
Cash and cash equivalents, end of period	7,858,627	405,240
Supplemental information:
Issuance of shares on conversion of loans	$500,000	$239,746

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS

The Company and its Operations

Bionik Laboratories Corp. (formerly Drywave Technologies Inc., the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013, the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved on September 24, 2014. The unaudited condensed consolidated financial statements consolidate the Company and, subject to the Exchangeable Shares referred to below, its wholly-owned subsidiaries Bionik Laboratories Inc. (“Bionik Canada”) and Bionik Acquisition Inc.

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

On February 26, 2015, the Company finalized a Share Exchange Agreement whereby Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition, the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 8).

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

References to the Company refer to the Company and its subsidiaries, Bionik Acquisition Inc. and Bionik Laboratories Inc. References to Drywave relate to the Company prior to the Merger.

The Company has not yet realized any revenues from its planned operations. As at September 30, 2015, the Company had a working capital surplus of $8,080,265 (December 31, 2014 - a working capital deficit of $128,361) and shareholders’ equity of $8,178,687 (December 31, 2014 - a shareholder’s deficiency of $50,439) and incurred a net loss and comprehensive loss of $4,808,190 for the nine-month period ended September 30, 2015 (September 30, 2014 - $1,931,362).  Further, the Company expects that the ARKE will be categorized as a Class II medical device with the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, M5G 2C9.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	PREPAID EXPENSES AND OTHER RECEIVABLES

	September 30, 2015	December 31, 2014
	$	$
Prepaid expenses and sundry receivables (Note 4)	53,007	18,172
Prepaid insurance	44,633	40,630
Sales taxes receivable (i)	30,319	22,328
	127,959	81,130

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

4.	LOAN RECEIVABLE

During the period, the Company provided two loans to a third party (the “Borrower”) in the aggregate amount of $300,000 under normal commercial terms, while the Company and Borrower explore a possible strategic relationship or other commercial transaction (a “Possible Transaction”). The loans both carry an interest rate of 6% and are secured by all assets of the third party subject to a $200,000 subordination to a third party financial services company. Of the $300,000, $150,000 is repayable upon the earliest of May 5, 2016, the consummation of certain possible transactions and any consolidation, merger, combination, reorganization or other similar transaction entered into by the Borrower, and interest is payable semi-yearly. The remaining $150,000, along with accrued interest, is repayable upon the earliest of the nine month anniversary of the termination date of any letter of intent with respect to a Possible Transaction and the consummation of certain Possible Transactions or any other similar transaction similar to a Possible Transaction without the participation of the Company. As at September 30, 2015, accrued interest amounted to $3,760, which is included in the loan balance.

5.	EQUIPMENT

Equipment consisted of the following as at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	144,036	68,731	75,305	77,650	27,438	50,212
Furniture and fixtures	22,496	8,793	13,703	24,909	7,325	17,584
Tools and parts	11,422	2,008	9,414	11,913	1,787	10,126
	177,954	79,532	98,422	114,472	36,550	77,922

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the nine and three month periods ended September 30, 2015 was $42,982 and $15,478, respectively (September 30, 2014 - $34,116 and $11,425).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

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

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of September 30, 2015, the Company had advances receivable from the Chief Operating Officer (“COO”) and Chief Technology Officer (“CTO”) for $39,547 (December 31, 2014 – $44,986). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. The Company advanced funds to settle a tax assessment; the Company paid additional salary amounts that had not been made during the period; and, the Company reimbursed $37,837 ($44,000 CAD) related to various out-of-pocket costs they incurred on behalf of the Company, all of which resulted in a net advance of $39,547 as of September 30, 2015.

Issuance of shares to settle due to related party

(b)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) was settled by issuance of 105,555 pre-Merger common shares to a former director.

Accounts payable and accrued liabilities

(c)	As at September 30, 2015, $14,188 (December 31, 2014 - $4,220) was owing to the CEO, $3,646 (December 31, 2014 - $5,930) was owing to the CTO, $5,154 was owing to the COO (December 31, 2014 - $nil) and $1,184 (December 31, 2014 – $nil) owing to the CFO, related to business expenses, all of which are included in accounts payable.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL

		September 30, 2015			December 31, 2014
		Number of shares	$		Number of shares	$
Exchangeable Shares:
Balance at beginning of period		49,737,096	49,737		36,621,885	36,622
Shares issued for services	(v)	262,904	263		-	-
Shares issued under private placement		-	-	(i)	10,792,335	10,792
Shares issued on conversion and settlement of debt		-	-	(ii)(iii)	1,012,142	1,012
Shares issued on the exercise of options		-	-	(iv)	1,310,734	1,311
Balance at end of the period		50,000,000	50,000		49,737,096	49,737
Common Shares
Balance at beginning of the period		-	-		-	-
Shares issued as Merger consideration	(vii)	6,000,063	6,000		-	-
Shares issued under private placement	(v)-(xii)	16,408,250	16,408		-	-
Balance at end of the period		22,408,313	22,408		-	-
TOTAL COMMON SHARES		72,408,313	72,408		-	-

(i)	In April, 2014, the Company completed a private placement issuing 10,792,335 common shares at a price of $0.24 per share for gross proceeds of $2,616,062. A former director of the Company assisted in securing a significant portion of this financing. The Company incurred $11,609 in share issue costs related to the transaction.

(ii)	In May 2014, the Company issued 436,908 common shares in exchange for the settlement of $115,223 of unsecured debt.

(iii)	In June, 2014, the Company issued 575,234 common shares on conversion of the convertible secured promissory note (Note 6). The note plus accrued interest totaled $124,523 and was converted at a 20% discount to the April 2014 private placement.

(iv)	In June 2014, the Company issued 1,310,734 common shares for the exercise of stock options. The Company received cash of $228,875.

(v)	On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 8(vi)), and recorded in stock-based compensation on the unaudited condensed consolidated interim statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders the Company intends to reimburse the CTO and COO 320,000 common shares; however, these shares have not yet been issued.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL - continued

(vi)	Concurrently with the closing of the Merger on February 26, 2015, the Company issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years.

(vii)	Immediately following the Merger and the First Closing, 6,000,063 common shares were held by existing Drywave stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our common shares through their ownership of 100% of the Exchangeable Shares which are held in 1 Special Preferred Share. The Special Preferred Share votes on behalf of the 50,000,000 Exchangeable Shares alongside the common shares of the Company as a single class.

(viii)	On March 27, 2015, the Company issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years.

(ix)	On March 31 2015, the Company issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Third Closing of $92,690 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years.

(x)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years.

(xi)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $151,975 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

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

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS - continued

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the year ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014 was $230,930 and $118,957 respectively. During the nine month period ended September 30, 2015, 104,853 options were cancelled and $112,400 and $49,950 (September 30, 2014 - $44,782 and $25,897) has been recorded as stock-based compensation related to the vesting of these stock options. During the three month period ended September 30, 2015, $19,375 and $4,040 (September 30, 2014 - $8,454 and $5,096) has been recorded as stock-based compensation related to the vesting of these stock options.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vest May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487, which has been recorded as stock based compensation in the period ended September 30, 2015.

On February 17, 2015 the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. During the nine month period ended September 30, 2015 52,428 options were cancelled and $63,759 has been recorded as stock-based compensation related to the vesting of these stock options. During the three month period ended September 30, 2015, $3,309 has been recorded as stock-based compensation related to the vesting of these stock options.

These options granted and revalued during the period ended September 30, 2015 were valued using the Black-Scholes option pricing model with the following key assumptions:

	February 17, 2015	July 1, 2014	June 20, 2014	April 11, 2014
Expected life in years	5.00	4.35	6.32	4.14
Risk free rate	1.59%	1.59%	1.59%	1.59%
Dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%
Expected volatility	114%	114%	114%	114%

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Merger	(3,768,428)	0.22
Re-issued as part of Merger	3,768,428	0.22
Issued	314,560	0.23
Cancelled	(157,281)	0.23
Outstanding, September 30, 2015	3,925,707	0.22

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS - continued

The following is a summary of stock options outstanding and exercisable as of September 30, 2015:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	531,606	April 1, 2021	354,404
0.23	159,377	June 20, 2021	123,727
0.23	2,972,592	July 1, 2021	2,972,592
0.23	262,132	February 17, 2022	104,857
	3,925,707		3,555,580

10.	WARRANTS

The following is a continuity schedule of the Company's common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014 and 2013	-	-
Issued	18,049,075	1.35
Outstanding and exercisable, September 30, 2015	18,049,075	1.35

The following is a summary of common share purchase warrants outstanding as of September 30, 2015:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 8(vi)	7,735,750	February 26, 2019
0.80	Note 8(vi)	773,575	February 26, 2019
1.40	Note 8(viii)	1,212,500	March 27, 2019
0.80	Note 8(viii)	121,250	March 27, 2019
1.40	Note 8(ix)	891,250	March 31, 2019
0.80	Note 8(ix)	89,125	March 31, 2019
1.40	Note 8(x)	3,115,000	April 21, 2019
0.80	Note 8(x)	311,500	April 21, 2019
1.40	Note 8(xi)	1,418,750	May 27, 2019
0.80	Note 8(xi)	141,875	May 27, 2019
1.40	Note 8(xii)	2,035,000	June 30, 2019
0.80	Note 8(xii)	203,500	June 30, 2019
		18,049,075

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	WARRANTS - continued

In 2014 the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction the Company committed and was obligated and will issue to these lenders warrants exercisable into 349,522 Exchangeable Shares at an exercise price of $0.23 per share. Subsequent to period end these warrants were issued pursuant to the prior commitment. (Note 13).

11.	COMMITMENTS AND CONTINGENCIES

Commitments

During the quarter, the Company entered into service agreements that result in a commitment to issue up to an aggregate 102,500 common shares based upon certain milestones over the period from August 2015 to July 2017 and pay up to $135,000 over the next 12 months. Subsequent to period end 20,000 common shares were issued pursuant to this commitment. (Note 13)

Contingencies

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

12.	RISK MANAGEMENT – continued

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

Based on management’s assessment of the Company’s cash flow needs, management believes the Company has sufficient cash to sustain operations for an additional twelve- month period.

13.	SUBSEQUENT EVENT

1. Subsequent to period end, the Company issued warrants exercisable into 349,522 Exchangeable Shares to Pope and Co. pursuant to the Company’s prior commitment and obligation to Pope & Co. (Note 10). The warrants are exercisable at an exercise price of $0.23 per share until March 20, 2017.

2. Subsequent to period end, the Company issued 20,000 common shares pursuant to the Company’s prior commitment and obligation to service agreements (Note 11).

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes and the Company’s Annual Report on Form 10-K, for the period ended December 31, 2014 as filed with the Securities and Exchange Commission. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

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

The Company is also actively looking for complementary technologies to develop, license or acquire, and to work with other companies on mutually beneficial cooperative projects that are aligned to the Company’s technologies.

Products Under Development

Bionik’s near-term focus is on bringing its core product, ARKE, to the rehabilitation market, as well as accelerating its earlier-stage research programs, Chronos and the Apollo. As the Company looks to expand its pipeline, management believes that the technology in ARKE can be utilized for other new robotic rehabilitation products, which we expect to pursue in the future.

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

We have achieved significant progression in the ARKE development. We completed initial clinical testing of the generation 1 product. The feedback from this testing, directed the development for ARKE’s generation 2. Generation 2 of the ARKE exoskeleton development was completed in the third quarter of 2015 as planned and currently the manufacturing phase of the entire system is underway for use in clinical testing.

There are significant improvements in generation 2 of the ARKE, including:

•	Significantly slimmer than the first clinical tested version and much lighter, and we will be verifying if ARKE is potentially the slimmest exoskeleton compared to competitors;

•	Incorporates a built-in removable data interface that will give the physiotherapist full control of the product but also will allow the patient to visually see their own progress;

•	Significantly improved control system with adaptive walking and step recovery; and

•	A system that collects data from all sensors on the device.

The next step of the data collection system is to save patient data from the exoskeleton in the data interface and send the data to the cloud where the data can be processed. In the future this system is expected to allow optimization of various rehabilitation programs and individualization of expected goals for each patient.

In the beginning of the fourth quarter of 2015 we expect to finalize the initial manufacturing of our generation 2 ARKE product. After manufacturing is complete Bionik will engage in clinical testing activities with our clinical partners.

Our product pipeline includes earlier-stage research programs that will progress as funding allows.

The Chronos system is an intelligent patient queuing system for clinics and hospitals. The development of Chronos has continued to progress on grant funding. We have a fully working beta version and, in the fourth quarter of 2015, we expect to test the product in a pilot clinic in order to receive feedback for improvements. This testing does not require any cash outlays as it will continue on grants at this time, as our focus remains on ARKE commercialization.

The Apollo is an above-the-knee prosthetic device. Development of Apollo has been on hold as a result of delays in the financing that was completed in June 2015. Now that we are funded, we expect to move forward with investigating the viability of this product and determine next steps for the development program. This will continue to be on a minimal basis as we focus our internal engineering resources and engineering management on ARKE.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to September 30, 2015, we have generated a deficit of $9,886,971. $1,808,492 of this deficit is a stock option expense, which has no impact on cash flow.

We expect to incur additional operating losses during the fiscal year ending December 31, 2015 and beyond, principally as a result of our continuing research and development of ARKE, our, marketing, selling, regulatory and clinical trials relating to our planned first product, pursuing our business plan to seek out complementary technologies, and general and administrative costs associated with being a public company.

Our results of operations are presented for the three and nine months ended September 30, 2015 with comparatives for the three and nine months ended September 30, 2014. Bionik Canada changed its fiscal year to December 31 to conform to the fiscal year of the Company effective after Bionik Canada’s previous fiscal year ended March 31, 2014.

Three and Nine months Ended September 30, 2015 Compared to the Three and Nine months ended September 30, 2014

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2015 were $1,177,312 and $4,832,989 compared to $1,173,255 and $1,927,197 for the three and nine months ended September 30, 2014, as further described below. The increase in the loss for the nine months ended September 30, 2015 is partially due to stock compensation expense of $1,695,919 as well as increased costs related to research and development and being a public company in 2015.

Research and development expenses were $768,301 and $1,813,794 for the three and nine months ended September 30, 2015, compared to expenses of $667,263 and $1,217,183 for the three and nine months ended September 30, 2014. The increase relates primarily to the additional engineering and quality staff hired to develop our ARKE technology and bring the product to market.

For the three and nine months ended September 30, 2015, we incurred $372,342 and $1,303,540 of general and administrative expenses compared to $603,770 and $1,177,029 for the three and nine months ended September 30, 2014. The increase in general and administration expenses for the nine months ended September 30, 2015 relate primarily to the growth of the Company, including the costs of being a public company and hiring our CFO. The decrease in general and administrative expenses in the quarter relates to a decrease in use of consultants, legal and investment banking fees in the three month period ended September 30, 2015 compared to the three months ended September 30, 2014.

For the three and nine months ended September 30, 2015, we incurred interest expenses of $nil and $nil and imputed interest expenses of $nil and $nil, compared to interest expenses of $nil and $22,269 and imputed interest expenses of $nil and $30,711 for the three and nine months ended September 30, 2014. The changes in interest expenses relates to the repayment of all debt in the Company by December 31, 2014.

Gain and losses included in other comprehensive income

For the three and nine months ended September 30, 2015, we generated a foreign exchange translation gain of $nil and $24,799, compared to a loss of $1,067 and $4,165 for the three and nine months ended September 30, 2014. The gain and losses result from the translation of the Company’s financial statements into its reporting currency the U.S. dollar.

Effective April 1, 2015, the Company changed the functional currency of its subsidiaries, Bionik Acquisition Inc. and Bionik Canada from the Canadian dollar to the U.S. dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well the Company anticipates revenues to be earned in U.S. dollars. As a result of the change, there was no translation gain or loss for the three months ended September 30, 2015.

Other Income

For the three and nine months ended September 30, 2015, we had other income of $5,533 and $23,156 compared to other income of $122,735 and $624,790 for the three and nine months ended September 30, 2014. The 2014 other income is related to a Canadian cash tax refund for Scientific Research and Experimental Development (SR&ED) for the period of April 1, 2013 to September 30, 2014. There has been no recognition of the Company’s last SR&ED refund for the period ended February 25, 2015 to date - this refund will be recorded when received.

Stock Compensation Expense

For the three and nine months ended September 30, 2015, the Company recorded $26,724 and $1,695,919 in stock compensation expense compared to $13,550 and $70,679 in the three and nine months ended September 30, 2014. The increase in stock compensation expense relates to the stock options granted by the Company. The options previously granted by Bionik prior to the Acquisition Transaction were revalued on its completion and new options granted and options vesting during the quarter and the year to date resulted in this expense.

Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2015 amounted to $1,177,312 resulting in a loss per share of $(0.02) compared to a loss of $1,174,322 for the three months ended September 30, 2014, resulting in a loss per share of $(0.02).

Comprehensive loss for the three and nine months ended September 30, 2015 amounted to $1,177,312 and $4,808,190 resulting in a loss per share of $(0.02) and $(0.07) compared to a loss of $1,174,322 and $1,931,362 for the three and nine months ended September 30, 2014, resulting in a loss per share of $(0.02) and $(0.04).

The increase in the comprehensive loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to higher research and development costs, and general and administrative costs and the recording of the SR&ED refund in the first quarter of 2014. There has been no recognition of the Company’s last SR&ED refund for the period ended February 25, 2015 to date - this refund will be recorded when received.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. We have incurred a deficit of $9,886,971 from inception on March 24, 2011 to September 30, 2015.

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in the Offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds after costs of $11,341,397. At September 30, 2015 we have cash and cash equivalents of $7,858,627. We expect that we will have sufficient funds to continue operations for at least the next 12 months.

During the period ended September 30, 2014, Bionik Canada raised funds of $2,590,160 and issued 11,804,477 common shares, including debt settlements. In addition, Bionik Canada raised $228,875 from the exercise of stock options to purchase 1,310,734 common shares.

As we proceed with the ARKE product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing, clinical trials and sales expenditures.

We may require additional funds to further develop our expanded business plan, including the anticipated commercialization of the ARKE in other markets and the home market in the future. Based on our current operating plans, we will require additional resources to introduce the ARKE into the home market. Since it is impossible to predict with certainty the timing and amount of funds required to launch the ARKE in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

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

Net Cash Used in Operating Activities

During the nine months ended September 30, 2015, we used cash in operating activities of $3,350,350 compared to $2,287,594 for the nine months ended September 30, 2014. The increased use of cash is mainly attributable to the larger loss in the nine months ended September 30, 2015 of $4,832,989 due to higher research and development costs, and larger compensation expense compared to the nine months ended September 30, 2014 loss of $1,927,197 which results after recording other income of $624,790 in government grants and scientific refunds that were accrued in the first quarter of 2014. The Company plans to apply for its final refundable scientific program during the fourth quarter of 2015.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities of was $363,482,compared to $104,781 for the nine months ended September 30, 2014. Net cash used in investing activities in 2014 and 2015 was used for the acquisition of equipment and, in 2015 the Company provided an interest-bearing loan to a third party of $300,000. The equipment added is principally additional computer equipment related to the increase in engineers and equipment to help with the development of our technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11,341,397 for the nine months ended September 30, 2015 compared to $2,684,709 for the nine months ended September 30, 2014. The increase is due to the Offering in 2015, which was much larger than the funds raised in 2014.

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

Item 4. Controls and Procedures

During the nine months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective, primarily as a result of the promotion of our Chief Financial Officer to full-time status.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 4.1 - Form of Warrant to Pope and Company Limited

Exhibit 10.1 - Bridge Loan and Security Agreement between the Registrant and Interactive Motion Technologies Inc., dated as of May 5, 2015

Exhibit 10.2 - Bridge Loan and Security Agreement between the Registrant and Interactive Motion Technologies Inc., dated as of August 22, 2015

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 12, 2015

BIONIK LABORATORIES CORP.
By:	/s/ Peter Bloch
Name: Peter Bloch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

