Form 10-Q/A
period 2015-03-31
Bionik Laboratories Corp.
filed 2016-03-17
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street N105 Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(416) 640-7887

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

 EXPLANATORY NOTE

As described in the Current Report on Form 8-K filed on March 11, 2016, the Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or “Amended Filing”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2015 (the “Original Filing”), to restate its unaudited consolidated financial statements and related footnote disclosures for the three months ended March 31, 2015. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed below.

The Registrant re-evaluated its accounting for the common stock purchase warrants issued in the first quarter of 2015 as part of the Registrant’s 2015 private placement. During the year-end audit of the Registrant’s December 31, 2015 consolidated financial statements, it was determined that such warrants contained price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Registrant subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. The price protection provision results in the warrants being recorded as a warrant derivative liability. As such, (a) the consolidated financial statements in Item 1 have been restated to give effect to the liability treatment of the warrants issued and outstanding during the period reported and (b) the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 has been revised to reflect the changes to the consolidated financial statements in Item 1. The Registrant is also correcting certain typographical and other immaterial errors found in the Original Filing.

Additionally, in connection with the Original Filing, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and concluded that our disclosure controls and procedures were ineffective as of March 31, 2015. Subsequently, the Registrant’s management has determined that the improper accounting of the warrants was a deficiency in its internal control over financial reporting.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Registrant’s Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Accordingly, the Registrant hereby amends Part II - Item 6 of the Original Filing to reflect the filing of the new certifications.

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-Q, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these restatements.

This Amendment No. 1 should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the previously filed Form 10-Q filing, including any amendments to those filings.

BIONIK LABORATORIES CORP.

FORM 10-Q/A

Item 1. Financial Statements

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Amounts expressed in US Dollars)

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements	4

Condensed Consolidated Interim Balance Sheets as at March 31, 2015 as Restated (Unaudited) and December 31, 2014 (Audited)	5

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three month periods ended March 31, 2015 as Restated and 2014	6

Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficiency (Unaudited) for the three month period ended March 31, 2015 as Restated	7

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2015 as Restated and 2014	8

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	9-22

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets (unaudited)

(Amounts expressed in US Dollars)

	As at
	March 31, 2015 As Restated (Note 3) (unaudited)	As at December 31, 2014 (audited)
	$	$
Assets
Current
Cash and cash equivalents	6,125,108	209,933
Prepaid expenses and other receivables (Note 4)	158,419	81,130
Due from related parties (Note 7)	41,480	44,986
Total Current Assets	6,325,007	336,049
Equipment (Note 5)	100,629	77,922
Total Assets	6,425,636	413,971

Liabilities and Shareholders’ Deficiency
Current
Accounts payable (Note 7)	208,787	308,947
Accrued liabilities	332,946	155,463
Warrant derivative liability (Note 10)	8,382,648	-
Total Liabilities	8,924,381	464,410
Shareholders’ Deficiency
Preferred Stock, par value $0.001; Authorized - 10,000,000; Special Voting Preferred Stock, authorized, issued and outstanding - 1 (December 31, 2014 – Nil)	-	-
Common Stock, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Issued and outstanding – 15,839,500 and 50,000,000 Exchangeable Shares (December 31, 2014 – nil and 49,737,096 Exchangeable Shares) (Note 8)	65,840	49,737
Additional paid in capital	10,081,394	4,936,456
Deficit	(12,688,128)	(5,053,982)
Accumulated other comprehensive income	42,149	17,350
Total Shareholders’ Deficiency	(2,498,745)	(50,439)
Total Liabilities and Shareholders’ Deficiency	6,425,636	413,971

Contingencies (Note 11)

Subsequent Events (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended
	March 31, 2015 As Restated (Note 3)	Three months ended March 31, 2014
	$	$

Operating Expenses
Research and development	435,671	232,032
Professional and consulting fees	261,350	165,302
General and administrative	167,747	95,699
Share-based compensation expense (Notes 8(v) and 9)	371,637	-
Depreciation (Note 5)	10,412	423
Total operating expenses	1,246,817	493,456

Other expenses (income)
Imputed interest Expense (Note 6)	-	45,063
Interest Expense	179	17,124
Other Income	(323)	(473,162)
Foreign exchange Loss	-	-
Change in fair value of warrant derivative liability (Note 10)	6,387,473	-
Total other expense (income)	6,387,329	(410,975)

Net loss for the period	(7,634,146)	(82,481)
Foreign exchange translation adjustment for the period	24,799	18,837
Net loss and comprehensive loss for the period	(7,609,347)	(63,644)

Loss per share - basic and diluted	(0.14)	(0.00)

Weighted average number of shares outstanding	52,726,746	36,621,885

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficiency (Unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total
		$		$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at January 1, 2014	1	-	36,621,885	36,622	1,736,247	(2,506,754)	22,903	(710,982)
Net loss for the period	-	-	-	-	-	(82,481)	-	(82,481)
Foreign currency translation	-	-	-	-	-	-	18,837	18,837
Balance, March 31, 2014	1	-	36,621,885	36,622	1,736,247	(2,589,235)	41,740	(774,626)
Issuance of common shares for cash	-	-	10,792,335	10,792	2,605,270	-	-	2,616,062
Share issue costs	-	-	-	-	(11,609)	-	-	(11,609)
Shares issues on conversion of loans	-	-	1,012,142	1,012	238,734	-	-	239,746
Beneficial conversion feature	-	-	-	-	27,677	-	-	27,677
Shares issued on exercise of stock options	-	-	1,310,734	1,311	227,564	-	-	228,875
Share compensation expense	-	-	-	-	112,573	-	-	112,573
Net loss for the period	-	-	-	-	-	(2,464,747)	-	(2,464,747)
Foreign currency translation	-	-	-	-	-	-	(24,390)	(24,390)
Balance, December 31, 2014	1	-	49,737,096	49,737	4,936,456	(5,053,982)	17,350	(50,439)
Effect of the Acquisition Transaction (Note 8(vii))	-	-	6,000,000	6,000	(6,000)	-	-	-
Shares issued on private placement	-	-	9,839,500	9,840	4,779,564	-	-	4,789,404
Share compensation expense (Notes 8(v) and 9)	-	-	262,904	263	371,374	-	-	371,637
Net loss for the period	-	-	-	-	-	(7,634,146)	-	(7,634,146)
Foreign currency translation	-	-	-	-	-	-	24,799	24,799
Balance, March 31, 2015 (Restated – Note 3)	1	-	65,839,500	65,840	10,081,394	(12,688,128)	42,149	(2,498,745)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended March 31, 2015 As Restated (Note 3)	Three months ended March 31, 2014
	$	$
Operating activities
Net loss for the period	(7,634,146)	(82,481)
Adjustment for items not affecting cash
Depreciation of equipment	10,412	423
Imputed interest	-	45,063
Interest expense	179	17,124
Share compensation expense	371,637	-
Change in fair value of warrant derivative liability	6,387,473	-
	(864,445)	(19,871)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(83,258)	(409,680)
Accounts payable	(71,773)	-
Accrued liabilities	193,993	(10,113)
Net cash used in operating activities	(825,483)	(439,664)
Investing activities
Acquisition of equipment	(38,820)	-
Net cash used in investing activities	(38,820)	-
Financing activities
Proceeds from issuance of shares, net of issue costs	6,788,988	-
(Repayment of) proceeds from loans payable	-	371,718
(Repayment of) proceeds from loans from related parties	-	(20,295)
Net cash provided by financing activities	6,788,988	351,423
Effects of foreign currency exchange rate changes	(9,510)	89,442
Net increase in cash and cash equivalents for the period	5,915,175	1,201
Cash and cash equivalents, beginning of period	209,933	2,281
Cash and cash equivalents, end of period	6,125,108	3,482
Supplemental Information:
Issuance of shares on conversion of loans	$500,000	$-

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

On February 26, 2015, the Company finalized a Share Exchange Agreement whereby Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the outstanding common shares of Bionik Canada (the “Acquisition Transaction”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of common stock of the Company. In addition the Company issued one share of its Special Preferred Voting Stock (the “Special Preferred Share”) (Note 8). Immediately prior to the closing of the Acquisition Transaction, Drywave transferred all of the business, properties, assets, operations and liabilities to two former officers and directors of the Company and to a third-party entity such that as of the closing of the Acquisition Transaction there were no assets or liabilities.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS (continued)

The Company has not yet realized any revenues from its planned operations. As at March 31, 2015, the Company has a working capital deficiency of $2,599,374 (December 31, 2014 - $128,361) and shareholders’ deficiency of $2,498,745 (December 31, 2014 - $50,439) and incurred a net loss and comprehensive loss of $7,609,347 for the three month period ended March 31, 2015 (March 31, 2014 - $63,644).

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

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements for the period ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Bionik Canada and Bionik Acquisition Inc.’s assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Shareholders’ deficiency is translated at historical rates. Adjustments resulting from

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

translating the condensed consolidated interim financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive loss in the statement of changes in shareholders’ deficiency.

Significant Judgments - Warrant Derivative Liability

The Company’s derivative warrant instruments are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (Note 10). The warrant derivative liability is revalued at each reporting period and changes in fair value are recognized in the condensed consolidated interim statements of operations and comprehensive loss under the caption “Change in fair value of warrant derivative liability”.

The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. As the derivative warrant liability is required to be measured at fair value at each reporting date it is reasonably possible that these estimates and assumptions could change in the near term.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, other receivables, accounts payable and accrued liabilities, due from related parties approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

As at March 31, 2015, the Company’s warrant derivative liability is measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the period.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supercedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the condensed interim financial statements of adopting ASU 2014-09 will be assessed by management.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.	CURRENT PERIOD RESTATEMENT

During the year-end audit of the Company’s December 31, 2015 consolidated financial statements, it was determined that the warrants issued and outstanding during the period contained price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. The price protection provision results in the warrants being recorded as a warrant derivative liability. As such, the condensed consolidated interim financial statements have been restated to give effect to the liability treatment of the warrants issued and outstanding during the period.

The following tables summarize the corrections on each of the affected line items presented in these condensed consolidated interim financial statements:

Changes to the condensed consolidated interim balance sheet as at March 31, 2015:
	As previously reported March 31, 2015	Restatement Adjustment	Restated March 31, 2015
	$	$	$
Warrant derivative liability	-	8,382,648	8,382,648
Total liabilities	541,731	8,382,650	8,924,381
		(i)
Additional paid-in capital	12,076,571	(1,995,177)	10,081,394
Deficit	(6,300,655)	(6,387,473)	(12,688,128)
Total Shareholders’ Equity (Deficiency)	5,883,905	(8,382,650)	(2,498,745)

(i)	small difference in total liabilities due to rounding adjustments.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	CURRENT PERIOD RESTATEMENT (continued)

Changes to the condensed consolidated interim statements of operations and comprehensive loss for the three month period ended:

	As previously reported March 31, 2015	Restatement Adjustment	Restated March 31, 2015
	$	$	$
Change in fair value of warrant derivative liability	-	6,387,473	6,387,473

Net loss and comprehensive loss for the period	(1,221,894)	(6,387,453)	(7,609,347)
		(ii)
Loss per share - basic and diluted	(0.02)	(0.12)	(0.14)

(ii)	$20 adjustment to correct for previous immaterial typographical error.

Changes to the condensed consolidated interim statements of cash flows:

	As previously reported March 31, 2015	Restatement Adjustment	Restated March 31, 2015
	$	$	$
Net loss for the period	(1,246,673)	(6,387,473)	(7,634,146)

Change in fair value of warrant derivative liability	-	6,387,473	6,387,473

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31, 2015	December 31, 2014
	$	$
Prepaid expenses and sundry receivables	6,242	18,172
Prepaid insurance	126,771	40,630
Sales taxes receivable (i)	25,406	22,328
	158,419	81,130

(i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

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

The note matured on February 28, 2014, at this point the conversion option expired and the note became due on demand; however, no repayment was demanded. Upon the occurrence of the April financing (Note 8 (i)) the Company agreed to honor the original conversion option and a beneficial conversion feature of $27,677 was recognized. As the note was due on demand the Company immediately recognized imputed interest of $27,677 in the condensed consolidated interim statement of operations and comprehensive loss.

On May 9, 2014, the lender converted the note plus accrued interest into common shares based on the 20% discount to the $0.81 ($0.90 CAD) per share equity financing that was accomplished in April 2014 and the Company issued these pre-transaction shares in June 2014. (See Note 8(iii)).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of March 31, 2015, the Company had advances receivable from the Chief Operating Officer (“COO”) and Chief Technology Officer (“CTO”) for $41,480 (December 31, 2014 – $44,986). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. The Company advanced funds to settle a tax assessment; the Company paid additional salary amounts that had not been made during the period; and the Company reimbursed $37,837 ($44,000 CAD) related to various out-of-pocket costs they incurred on behalf of the Company, all of which resulted in a net advance of $41,480 as of March 31, 2015.

Issuance of shares to settle due to related party

(b)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) was settled by the issuance of 105,555 pre-Acquisition Transaction common shares of Bionik Canada to a former director.

Accounts payable and accrued liabilities

(c)	As at March 31, 2015, $1,490 (December 31, 2014 - $4,220) was owing to the CEO, $9,752 (December 31, 2014 - $5,930) was owing to the CTO and $7,025 was owing to the COO, related to business expenses, all of which are included in accounts payable.

8.	SHARE CAPITAL

		March 31, 2015			December 31, 2014
		Number of shares	$		Number of shares	$
Exchangeable Shares:
Balance at beginning of period		49,737,096	49,737		36,621,885	36,622
Shares issued for services	(v)	262,904	263		-	-
Shares issued under private placement		-	-	(i)	10,792,335	10,792
Shares issued on conversion and settlement of debt		-	-	(ii)(iii)	1,012,142	1,012
Shares issued on the exercise of options		-	-	(iv)	1,310,734	1,311
Balance at end of the period		50,000,000	50,000		49,737,096	49,737
Common Shares
Balance at beginning of the period		-	-		-	-
Shares issued as Acquisition Transaction consideration	(vii)	6,000,000	6,000		-	-
Shares issued under private placement	(vi)-(ix)	9,839,500	9,840		-	-
Balance at end of the period		15,839,500	15,840		-	-
TOTAL COMMON SHARES		65,839,500	65,840		-	-

 BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL (continued)

(i)	In April, 2014, Bionik Canada completed a private placement issuing 10,792,335 common shares at a price of $0.24 per share for gross proceeds of $2,590,160. A former director of Bionik Canada assisted in securing a significant portion of this financing. The Company incurred $11,609 in share issue costs related to the transaction.

(ii)	In May 2014, Bionik Canada issued 436,908 common shares in exchange for the settlement of $138,888 of unsecured debt.

(iii)	In June, 2014, Bionik Canada issued 575,234 common shares on conversion of the convertible secured promissory note (Note 6). The note plus accrued interest totaled $124,523 and was converted at a 20% discount to the April 2014 private placement.

(iv)	In June 2014, Bionik Canada issued 1,310,734 common shares for the exercise of stock options. The Company received cash of $228,875.

(v)	On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 8(vi)), and recorded in stock based compensation on the statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders the Company intends to reimburse the CTO and COO 320,000 shares of common stock; however, these shares have not yet been issued.

(vi)	Concurrently with the closing of the Acquisition Transaction on February 26, 2015, the Company issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). After deducting the value of the warrants and the share issue costs, $4,789,404 was attributed to the value of the shares.

(vii)	Immediately following the Acquisition Transaction and the First Closing, 6,000,000 shares of common stock were held by existing Drywave stockholders, 7,735,750 shares of common stock were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of common stock through their ownership of 100% of the Exchangeable Shares which vote alongside the common stock of the Company as a single class through the one issued and outstanding Special Preferred Share.

(viii)	On March 27, 2015, the Company issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $207,425 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL (continued)

(ix)	On March 31, 2015, the Company issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs related to the Third Closing of $97,098 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $143,389 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS (continued)

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Acquisition Transaction	(3,768,428)	0.22
Re-issued as part of Acquisition Transaction	3,768,428	0.22
Issued	314,560	0.23
Outstanding, March 31, 2015	4,082,988	0.22

The following is a summary of stock options outstanding as of March 31, 2015:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	531,606	April 11, 2021	177,202
0.23	264,230	June 20, 2021	88,077
0.23	2,972,592	July 1, 2021	-
0.23	314,560	February 17, 2022	104,853
	4,082,988		370,132

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014 and 2013	-	-
Issued	10,823,450	1.35
Outstanding and exercisable, March 31, 2015	10,823,450	1.35

The following is a summary of common share purchase warrants outstanding as of March 31, 2015:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 8(vi)	7,735,750	February 26, 2019
0.80	Note 8(vi)	773,575	February 26, 2019
1.40	Note 8(viii)	1,212,500	March 27, 2019
0.80	Note 8(viii)	121,250	March 27, 2019
1.40	Note 8(ix)	891,250	March 31, 2019
0.80	Note 8(ix)	89,125	March 31, 2019
		10,823,450

In 2014 the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction the Company will issue to these lenders 349,522 warrants exercisable into common shares at an exercise price of $0.23 per share for a period of up to two years.

Warrant derivative liability

The Company’s outstanding common share purchase warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula.

In addition, prior to the effectiveness of certain resale registration statements or if any such registration statements are no longer effective, the holder of the Company’s warrants, at their option, may exercise all or any part of the warrants in a “cashless” or “net-issue” exercise.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended March 31, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	WARRANTS (continued)

The Company has the option to redeem the warrants for $0.001 per warrant if the daily volume weighted-average price of the common shares is 200% or more of the exercise price for twenty consecutive trading days provided there is an effective registration statement covering the common shares available throughout the thirty day period after the redemption date. The warrant holders then have thirty days to exercise the warrants or receive the redemption amount.

The Company’s derivative instruments have been measured at fair value at inception and at March 31, 2015 using a simulation model. The Company recognizes all of its warrants with price protection on its consolidated balance sheet as a derivative liability.

The following summarizes the changes in the value of the warrant derivative from inception until March 31, 2015:

		Number of Warrants	Value ($)

Warrants issued in February 26, 2015 financing	Note 8(vi)	8,509,325	550,374
Warrants issued in March 27, 2015 financing	Note 8(viii)	1,333,750	1,036,325
Warrants issued in March 31, 2015 financing	Note 8(ix)	980,375	759,290
Total			2,345,989
Change in fair value of warrant liability			6,036,659
Balance at March 31, 2015			8,382,648

During the three months ended March 31, 2015, the Company recorded a loss of $350,814 on initial recognition of the warrant derivative liability and a loss of $6,036,659 on re-measurement to fair value at period end. The aggregate impact of $6,387,473 for the three-month period ended March 31, 2015 was recorded as change in fair value of warrant derivative liability within the Company’s condensed consolidated interim statements of operations and comprehensive loss.

The key inputs and assumptions used in the simulation model at inception and at March 31, 2015 are as follows:

Valuation Date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free rate	Dividend rate	Expected volatility	Valuation date fair value ($)
At inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
At period end:
March 31, 2015	9,839,500	3.91	1.4	0.41%	0%	52.45%	7,690,340
March 31, 2015	983,950	3.91	0.8	0.41%	0%	52.45%	692,308

In addition to the forgoing, the Company also utilized a holding cost to approximate the impact of a holder of the warrant to maintain a hedging strategy in which they maintained a short position. On analysis of comparable companies and other information the Company has determined that the use of 2.25% in the simulation model is a reasonable assumption.

The warrant derivative liability is classified within Level 3 of the fair value hierarchy because on initial recognition and again at March 31, 2015, it was valued using these significant inputs and assumptions that are unobservable in the market. Changes in the values assumed and used in the simulation model can materially affect the estimate of fair value.

Generally, an increase in the market price of the Company’s common shares, an increase in the volatility of the Company’s common shares and an increase in the expected life would result in a directionally similar change in the estimated fair value of the warrant derivative liability. An increase in the risk free rate would result in a decrease in the fair value of the warrant derivative liability.

The expected life is based on the remaining contractual term of the warrants. The risk free rate was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrants. Expected volatility over the expected term of the warrants is estimated based on consideration of historical volatility and other information.

In addition to the assumptions above, the Company also took into consideration the probability of the Company’s participation in another round of financing, the type of such financing and the range of the stock price for the financing at that time. At each increment of the simulation, the daily volume weighted-average price was calculated. If this amount was 200% greater than the exercise price of the warrants at the time, and this threshold was maintained for 20 consecutive days, the simulation assumed the trigger of the Company’s option to redeem and the exercise of the warrants by the holder within thirty days. In the circumstance where the redemption was not triggered the warrant was valued at its discounted intrinsic value at maturity.

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

13.	SUBSEQUENT EVENTS

a)	Subsequent to March 31, 2015, the Company provided a loan to a third party in the amount of $150,000 under normal commercial terms, The loan carries an interest rate of 5% payable semi-yearly, is secured to all assets of the borrower and is repayable in 18 months.

b)

On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”). Each Unit consisted of one common share of the Company and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q/A contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q/A, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included in this Quarterly Report on Form 10-Q/A, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q/A are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q/A, except as otherwise required by applicable law.

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

On March 31, 2015, we sold to accredited investors in a third closing, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. The Company incurred share issue costs related to the transaction of $97,098 and issued 89,125 broker warrants exercisable at $0.80 for 4 years. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $620,310.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to March 31, 2015, we have generated a deficit of $12,688,128.

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

The First Quarter - Three Months ended March 31, 2015 compared to the Three Months ended March 31, 2014

Operating Expenses

Total operating expenses for the quarter ended March 31, 2015 were $1,246,817 and $493,456 for the quarter ended March 31, 2014, as further described below.

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

Other Expenses

For the quarter ended March 31, 2015, we incurred interest expenses of $179 and imputed interest expenses of $nil, compared to interest expenses of $17,124 and imputed interest expenses of $45,063 for the quarter ended March 31, 2014. The decrease in interest expenses relates to the repayment of all debt in the Company by December 31, 2014.

Our outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event we subsequently issue common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the three month period ended March 31, 2015, we recorded a loss of $350,814 on initial recognition of the warrant derivative liability and a loss of $6,036,659 on re-measurement to fair value at period end.

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

Gain and losses included in other comprehensive income

For the three months period ended March 31, 2015, we generated a foreign exchange translation gain of $24,799, compared to a loss of $18,837 for the three months period ended March 31, 2014. The gain and losses result from the translation of the Company’s financial statements into its reporting currency the U.S. dollar.

Comprehensive Loss

Comprehensive loss for the quarter ended March 31, 2015 amounted to $7,609,347, resulting in a loss per share of $0.14, compared to a loss of $63,644 for the quarter ended March 31, 2014, resulting in a loss per share of $0.00. The increase in the comprehensive loss for the first quarter of 2015 compared to the first quarter of 2014 is partially due to higher research and development costs, professional and consulting fees and general and administrative costs; however, the largest impact is that of the change in fair value of the warrant derivative liability, resulting in a non-cash loss of $6,387,473 that was recorded in the period ended March 31, 2015, and the recording of the SR&ED refund in the first quarter of 2014.

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

Net Cash Used in Operating Activities

During the first quarter ended March 31, 2015, we used cash in operating activities of $825,483 compared to $439,664 for the quarter ended March 31, 2014. The increased use of cash is mainly attributable to the loss in the first quarter of 2015 of $7,634,146 due to higher research and development costs, the costs of becoming a public company and $6,387,473 of change in the fair value of the warrant derivative liability, compared to the first quarter of 2014 loss of $82,481 which results after recording other income of $473,162 in government scientific refunds that were accrued in the first quarter of 2014. The Company plans to apply for its final refundable scientific program during the second quarter of 2015. The change in fair value of warrant derivative liability did not have any impact on cash used in operating activities as it is a non-cash item.

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

Additionally, in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and elsewhere in the condensed consolidated interim financial statements, under the supervision and with the participation of management, including of our Chief Executive Officer and Chief Financial Officer, we have reevaluated our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 because of the material weakness in internal control over financial reporting described below.

We identified the following material weakness in our internal control over financial reporting that existed as of March 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over the accounting of its common stock purchase warrants issued as part of its 2015 private placement. Specifically, controls were not designed to ensure that the warrants were properly accounted for as a derivative liability, instead of as equity, and management’s review process was not effective in detecting this error. This control weakness resulted in an error in the Company’s unaudited condensed consolidated financial statements contained in the Original Filing, resulting in the Amended Filing.

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

Dated: March 17, 2016

BIONIK LABORATORIES CORP.

By:	/s/ Peter Bloch
Name: Peter Bloch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)