Form 10-Q/A
period 2015-06-30
Bionik Laboratories Corp.
filed 2016-03-17
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from _________ to________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105 Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (416) 640-7887

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

 EXPLANATORY NOTE

As described in the Current Report on Form 8-K filed on March 11, 2016, the Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or "Amended Filing") to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015 (the “Original Filing”), to restate its unaudited consolidated financial statements and related footnote disclosures for the six months ended June 30, 2015. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed below.

The Registrant re-evaluated its accounting for the common stock purchase warrants issued in the first quarter of 2015 as part of the Registrant’s 2015 private placement. During the year-end audit of the Registrant’s December 31, 2015 consolidated financial statements, it was determined that such warrants contained price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Registrant subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. The price protection provision results in the warrants being recorded as a warrant derivative liability. As such, (a) the consolidated financial statements in Item 1 have been restated to give effect to the liability treatment of the warrants issued and outstanding during the period reported and (b) the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 has been revised to reflect the changes to the consolidated financial statements in Item 1. The Registrant is also correcting certain typographical and other immaterial errors found in the Original Filing.

Additionally, in connection with the Original Filing, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2015. Subsequently, the Registrant’s management has determined that the improper accounting of the warrants was a deficiency in its internal control over financial reporting.

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

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant's previously filed Form 10-Q, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these restatements.

This Amendment No. 1 should be read in conjunction with the Registrant's filings made with the Securities and Exchange Commission subsequent to the filing of the previously filed Form 10-Q filing, including any amendments to those filings.

BIONIK LABORATORIES CORP.

FORM 10-Q/A

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Amounts expressed in US Dollars)

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements	3

Condensed Consolidated Interim Balance Sheets as at June 30, 2015 as Restated (Unaudited) and December 31, 2014 (Audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and six month periods ended June 30, 2015 as Restated and 2014	5

Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficiency (Unaudited) for the six month period ended June 30, 2015 as Restated	6

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2015 as Restated and 2014	7

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	8-22

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at
	June 30, 2015 As Restated (Note 3)	As at December 31, 2014
	(unaudited)	(audited)
	$	$
Assets
Current
Cash and cash equivalents	9,078,216	209,933
Prepaid expenses and other receivables (Note 4)	164,353	81,130
Due from related parties (Note 8)	42,151	44,986
Loan receivable (Note 5)	150,000	-
Total Current Assets	9,434,720	336,049
Equipment (Note 6)	114,544	77,922
Total Assets	9,549,264	413,971

Liabilities and Shareholders' Deficiency
Current
Accounts payable (Note 8)	197,082	308,947
Accrued liabilities	33,270	155,463
Warrant Derivative Liability (Note 11)	12,021,717	-
Total Liabilities	12,252,069	464,410
Shareholders' Deficiency
Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1 (December 31, 2014 – Nil)	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Issued and outstanding – 22,408,313 and 50,000,000 Exchangeable Shares (December 31, 2014 – nil and 49,737,096 Exchangeable Shares) (Note 9)	72,408	49,737
Additional paid in capital	11,372,384	4,936,456
Deficit	(14,189,746)	(5,053,982)
Accumulated other comprehensive income	42,149	17,350
Total Shareholders' Deficiency	(2,702,805)	(50,439)
Total Liabilities and Shareholders' Deficiency	9,549,264	413,971

Contingencies (Note 12)

Subsequent Events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the three and six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Six months ended
	June 30, 2015 As Restated (Note 3)	June 30, 2015 As Restated (Note 3)	Three months ended June 30, 2014	Six months ended June 30, 2014
	$	$	$	$

Operating expenses
Research and development	609,823	1,045,493	277,359	549,920
Professional and consulting fees	185,572	446,922	151,916	314,937
General and administrative	324,200	491,948	183,660	258,322
Share-based compensation expense (Notes 9(v) and 10)	1,297,558	1,669,195	19,748	90,286
Depreciation (Note 6)	17,002	27,414	11,492	22,691
Total operating expenses	2,434,155	3,680,972	644,175	1,236,156
Other expenses (income)
Imputed interest expense (Note 7)	-	-	-	30,711
Interest expense	9,963	10,363	5,094	22,269
Other income	(25,208)	(25,295)	(21,696)	(502,037)
Change in fair value of warrant derivative liability (Note 11)	(917,749)	5,469,724	-	-
Total other expenses (income)	(932,994)	5,454,792	(16,602)	(449,057)

Net loss for the period	(1,501,161)	(9,135,764)	(627,573)	(787,099)
Foreign exchange translation adjustment for the period	-	24,799	(3,116)	(3,098)

Net loss and comprehensive loss for the period	(1,501,161)	(9,110,965)	(630,689)	(790,197)

Loss per share - basic and diluted	$(0.02)	(0.16)	(0.01)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	68,765,736	57,773,973	46,022,905	41,390,813

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total
		$		$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at, January 1, 2014	-	-	36,621,885	36,622	1,736,247	(2,506,754)	22,903	(710,982)
Issuance of common shares for cash (Note 9(i))	-	-	10,792,335	10,792	2,605,270	-	-	2,616,062
Share issue costs	-	-	-	-	(11,609)	-	-	(11,609)
Shares issues on conversion of loans (Notes 9(ii) and (iii))	-	-	1,012,142	1,012	238,734	-	-	239,746
Beneficial conversion feature (Note 7)	-	-	-	-	27,677	-	-	27,677
Shares issued on exercise of stock options (Note 9(iv))	-	-	1,310,734	1,311	227,564	-	-	228,875
Share compensation expense	-	-	-	-	90,286	-	-	90,286
Net loss for the period	-	-	-	-	-	(787,099)	-	(787,099)
Foreign currency translation	-	-	-	-	-	-	(3,098)	(3,098)
Balance, June 30, 2014	-	-	49,737,096	49,737	4,914,169	(3,293,853)	19,805	1,689,858
Share compensation expense	-	-	-	-	22,287	-	-	22,287
Net loss for the period	-	-	-	-	-	(1,760,129)	-	(1,760,129)
Foreign currency translation	-	-	-	-	-	-	(2,455)	(2,455)
Balance, December 31, 2014	-	-	49,737,096	49,737	4,936,456	(5,053,982)	17,350	(50,439)
Effect of the Reverse Acquisition (Note 9(vii))	1	-	6,000,063	6,000	(6,000)	-	-	-
Shares issued on private placement	-	-	16,408,250	16,408	4,772,996	-	-	4,789,404
Share compensation expense (Notes 9(v) and 10)	-	-	262,904	263	1,668,932	-	-	1,669,195
Net loss for the period	-	-	-	-	-	(9,135,764)	-	(9,135,764)
Foreign currency translation	-	-	-	-	-	-	24,799	24,799
Balance, June 30, 2015 (Restated – Note 3)	1	-	72,408,313	72,408	11,372,384	(14,189,746)	42,149	(2,702,805)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Six months ended June 30, 2015 As Restated (Note 3)	Six months ended June 30, 2014
	$	$
Operating activities
Net loss for the period	(9,135,764)	(787,099)
Adjustment for items not affecting cash
Depreciation of equipment	27,414	22,691
Imputed interest	-	30,711
Share compensation expense	1,669,195	90,286
Change in fair value of warrant derivative liability	5,469,724	-
	(1,969,431)	(643,411)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(83,223)	(762,806)
Due from related parties	2,835	(27,696)
Accounts payable	(111,865)	(37,934)
Accrued liabilities	(122,193)	(176,510)
Net cash used in operating activities	(2,283,877)	(1,648,357)
Investing activities
Acquisition of equipment	(64,036)	(96,309)
Provision of a loan receivable	(150,000)	-
Net cash used in investing activities	(214,036)	(96,309)
Financing activities
Proceeds from issuance of shares, net of issue costs	11,341,397	2,656,097
Proceeds from exercise of stock options	-	228,875
Repayment of loans from related parties	-	(199,737)
Net cash provided by financing activities	11,341,397	2,685,235
Effects of foreign currency exchange rate changes	24,799	(3,323)
Net increase in cash and cash equivalents for the period	8,868,283	937,246
Cash and cash equivalents, beginning of period	209,933	119,557
Cash and cash equivalents, end of period	9,078,216	1,056,803
Supplemental information:
Issuance of shares on conversion of loans	$500,000	$239,746

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

On February 26, 2015, the Company finalized a Share Exchange Agreement whereby Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 9).

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

The Company has not yet realized any revenues from its planned operations. As at June 30, 2015, the Company had a working capital deficit of $2,817,349 (December 31, 2014 - $128,361) and shareholders’ deficiency of $2,702,805 (December 31, 2014 - $50,439) and incurred a net loss and comprehensive loss of $9,110,965 for the six month period ended June 30, 2015 (June 30 2014 - $790,197).  Further, the Company expects that the ARKE will be categorized as a Class II medical device with the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, M5G 2C9.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the period ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

During the year-end audit of the Company’s December 31, 2015 consolidated financial statements it was determined that the warrants issued and outstanding during the period contained price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. The price protection provision results in the warrants being recorded as a warrant derivative liability. As such, the condensed consolidated interim financial statements have been restated to give effect to the liability treatment of the warrants issued and outstanding during the period.

The following tables summarize the corrections on each of the affected line items presented in these condensed consolidated interim financial statements:

Changes to the condensed consolidated interim balance sheet:

	As previously reported June 30, 2015	Restatement Adjustment	Restated June 30, 2015
	$	$	$
Warrant derivative liability	-	12,021,717	12,021,717
Total liabilities	230,352	12,021,717	12,252,069

Additional paid-in capital	17,924,377	(6,551,993)	11,372,384
Deficit	(8,720,022)	(5,469,724)	(14,189,746)
Total Shareholders' Equity (Deficiency)	9,318,912	(12,021,717)	(2,702,805)

Changes to the condensed consolidated interim statements of operations and comprehensive loss for the three month period ended:

	As previously reported June 30, 2015	Restatement Adjustment	Restated June 30, 2015
	$	$	$
Change in fair value of warrant derivative liability	-	(917,749)	(917,749)

Net loss and comprehensive loss for the period	(2,418,910)	917,749	(1,501,161)

Loss per share - basic and diluted	(0.04)	0.02	(0.02)

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	CURRENT PERIOD RESTATEMENT - (continued)

Changes to the condensed consolidated interim statements of operations and comprehensive loss for the six month period ended:

	As previously reported June 30, 2015	Restatement Adjustment	Restated June 30, 2015
	$	$	$
Change in fair value of warrant derivative liability	-	5,469,724	5,469,724

Net loss and comprehensive loss for the period	(3,641,241)	(5,469,724)	(9,110,965)

Loss per share - basic and diluted	(0.06)	(0.10)	(0.16)

Changes to the condensed consolidated interim statements cash flows:

	As previously reported June 30, 2015	Restatement Adjustment	Restated June 30, 2015
	$	$	$
Net loss for the period	(3,666,040)	(5,469,724)	(9,135,764)

Change in fair value of warrant derivative liability	-	5,469,724	5,469,724

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	June 30, 2015	December 31, 2014
	$	$
Prepaid expenses and sundry receivables (Note 5)	57,603	18,172
Prepaid insurance	68,671	40,630
Sales taxes receivable (i)	38,079	22,328
	164,353	81,130

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

5.	LOAN RECEIVABLE

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

7.	CONVERTIBLE SECURED PROMISSORY NOTE

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

The note matured on February 28, 2014, at this point the conversion option expired and the note became due on demand; however, no repayment was demanded. Upon the occurrence of the April financing (Note 9(i)) the Company agreed to honor the original conversion option and a beneficial conversion feature of $27,677 was recognized. As the note was due on demand the Company immediately recognized imputed interest of $27,677 in the condensed consolidated interim statement of operations and comprehensive loss.

On May 9, 2014, the lender converted the note plus accrued interest into common shares based on the 20% discount to the $0.81 ($0.90 CAD) per share equity financing that was accomplished in April 2014 and the Company issued these pre-transaction shares in June, 2014 (see Note 9(iii)).

8.	RELATED PARTY TRANSACTIONS AND BALANCES

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS AND BALANCES – (continued)

Issuance of shares to settle due to related party

(b)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) was settled by issuance of 105,555 pre-merger common shares to a former director.

Accounts payable and accrued liabilities

(c)	As at June 30, 2015, $6,567 (December 31, 2014 - $4,220) was owing to the CEO, $7,448 (December 31, 2014 - $5,930) owing to the CTO and $22,115 owing to the COO and $8,893 owing to the CFO, related to business expenses, all of which are included in accounts payable.

9.	SHARE CAPITAL

		June 30, 2015		December 31, 2014
		Number of shares	$		Number of shares	$
Exchangeable Shares:
Balance at beginning of period		49,737,096	49,737		36,621,885	36,622
Shares issued for services	(v)	262,904	263		-	-
Shares issued under private placement		-	-	(i)	10,792,335	10,792
Shares issued on conversion and settlement of debt		-	-	(ii)(iii)	1,012,142	1,012
Shares issued on the exercise of options		-	-	(iv)	1,310,734	1,311
Balance at end of the period		50,000,000	50,000		49,737,096	49,737
Common Shares
Balance at beginning of the period		-	-		-	-
Shares issued as Merger consideration	(vii)	6,000,063	6,000		-	-
Shares issued under private placement	(vi)-(xii)	16,408,250	16,408		-	-
Balance at end of the period		22,408,313	22,408		-	-
TOTAL COMMON SHARES		72,408,313	72,408		-	-

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL – (continued)

(i)	In April, 2014, the Company completed a private placement issuing 10,792,335 common shares at a price of $0.24 per share for gross proceeds of $2,590,160. A former director of the Company assisted in securing a significant portion of this financing. The Company incurred $11,609 in share issue costs related to the transaction.

(ii)	In May 2014, the Company issued 436,908 common shares in exchange for the settlement of $115,223 of unsecured debt.

(iii)	In June, 2014, the Company issued 575,234 common shares on conversion of the convertible secured promissory note (Note 7). The note plus accrued interest totaled $124,523 and was converted at a 20% discount to the April 2014 private placement.

(iv)	In June 2014, the Company issued 1,310,734 common shares for the exercise of stock options. The Company received cash of $228,875.

(v)	On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 9(vi)), and recorded in stock-based compensation on the unaudited condensed consolidated interim statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders the Company intends to reimburse the CTO and COO 320,000 common shares; however, these shares have not yet been issued.

(vi)	Concurrently with the closing of the Merger on February 26, 2015, the Company issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). After deducting the value of the warrants and the share issue costs, $4,789,404 was attributed to the value of the shares.

(vii)	Immediately following the Merger and the First Closing, 6,000,063 common shares were held by existing Drywave stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our common shares through their ownership of 100% of the Exchangeable Shares which are held in 1 Special Preferred Share. The Special Preferred Share has the right to 50,000,000 common shares and to vote alongside the common shares of the Company as a single class.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL – (continued)

(viii)

On March 27, 2015, the Company issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $207,425 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(ix)	On March 31 2015, the Company issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Third Closing of $92,690 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $143,389 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(x)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $435,682 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(xi)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $151,975 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $37,739 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL – (continued)

(xii)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $74,625 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

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

10.	STOCK OPTIONS

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

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the year ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were revalued. The fair value, as re-measured, of the 531,606 April issuance and the 264,230 June issuance was $230,930 and $118,957 respectively. During the six month period ended June 30, 2015, 104,853 options were cancelled and $93,025 and $45,909 (June 30, 2014 - $67,616 and $22,670) has been recorded as stock-based compensation related to the vesting of these stock options. During the three month period ended June 30, 2015, $19,165 and $9,225 (June 30, 2014 - $14,194 and $5,554) has been recorded as stock-based compensation related to the vesting of these stock options.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS - continued

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Merger	(3,768,428)	0.22
Re-issued as part of Merger	3,768,428	0.22
Issued	314,560	0.23
Cancelled	(157,281)	0.23
Outstanding, June 30, 2015	3,925,707	0.22

The following is a summary of stock options outstanding as of June 30, 2015:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	531,606	April 1, 2021	354,404
0.23	159,377	June 20, 2021	123,727
0.23	2,972,592	July 1, 2021	2,972,592
0.23	262,132	February 17, 2022	104,857
	3,925,707		3,555,580

11.	WARRANTS

The following is a continuity schedule of the Company's common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014 and 2013	-	-
Issued	18,049,075	1.35
Outstanding and exercisable, June 30, 2015	18,049,075	1.35

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – (continued)

The following is a summary of common share purchase warrants outstanding as of June 30, 2015:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 9(vi)	7,735,750	February 26, 2019
0.80	Note 9(vi)	773,575	February 26, 2019
1.40	Note 9(viii)	1,212,500	March 27, 2019
0.80	Note 9(viii)	121,250	March 27, 2019
1.40	Note 9(ix)	891,250	March 31, 2019
0.80	Note 9(ix)	89,125	March 31, 2019
1.40	Note 9(x)	3,115,000	April 21, 2019
0.80	Note 9(x)	311,500	April 21, 2019
1.40	Note 9(xi)	1,418,750	May 27, 2019
0.80	Note 9(xi)	141,875	May 27, 2019
1.40	Note 9(xii)	2,035,000	June 30, 2019
0.80	Note 9(xii)	203,500	June 30, 2019
		18,049,075

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

The Company’s derivative instruments have been measured at fair value at inception and at June 30, 2015 using a simulation model. The Company recognizes all of its warrants with price protection on its consolidated balance sheet as a derivative liability.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – (continued)

The following summarizes the changes in the value of the warrant derivative liability from inception until June 30, 2015:

		Number of Warrants	Value ($)

Warrants issued in February 26, 2015 financing	Note 9(vi)	8,509,325	550,374
Warrants issued in March 27, 2015 financing	Note 9(viii)	1,333,750	1,036,325
Warrants issued in March 31, 2015 financing	Note 9(ix)	980,375	759,290
Warrants issued in April 21, 2015 financing	Note 9(x)	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	Note 9(xi)	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	Note 9(xii)	2,238,500	1,490,969
			7,450,853
Change in fair value of warrant derivative liability			4,570,864
Balance at June 30, 2015			12,021,717

During the six month period ended June 30, 2015, the Company recorded a loss of $898,860 (three month loss of $548,046) on initial recognition of the warrant derivative liability and a loss of $4,570,864 (three month gain of $1,465,795) on remeasurement to fair value at period end. The aggregate impact of $5,469,724 for the six month period ended June 30, 2015 (three month gain of $917,749) was recorded as change in fair value of warrant derivative liability within the Company’s condensed consolidated interim statements of operations and comprehensive loss.

The key inputs and assumptions used in the simulation model at inception and at June 30, 2015 are as follows:

Valuation Date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free rate	Dividend rate	Expected volatility	Valuation date fair value ($)
At Inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457
At period end:
June 30, 2015	16,408,250	3.66	1.4	0.37%	0%	52.94%	10,937,586
June 30, 2015	1,640,825	3.66	0.8	0.37%	0%	52.94%	1,084,131

In addition to the forgoing, the Company also utilized a holding cost to approximate the impact of a holder of the warrant to maintain a hedging strategy in which they maintained a short position. On analysis of comparable companies and other information the Company has determined that the use of 2.25% in the simulation model is a reasonable assumption.

The warrant derivative liability is classified within Level 3 of the fair value hierarchy because on initial recognition and again at December 31, 2015, it was valued using these significant inputs and assumptions that are unobservable in the market. Changes in the values assumed and used in the simulation model can materially affect the estimate of fair value.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

12.	CONTINGENCIES

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

13.	RISK MANAGEMENT

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

14.	SUBSEQUENT EVENT

Subsequent to June 30, 2015, the Company entered into service agreements with unrelated companies that resulted in a commitment to issue up to an aggregate 102,500 common shares based upon certain milestones over the period from August 2015 to July 2017 and pay up to $135,000 over the next 12 months.

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes and the Company’s Annual Report on Form 10-KT, for the transition period ended December 31, 2014 as filed with the Securities and Exchange Commission.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to June 30, 2015, we have generated a deficit of $14,189,746.

We expect to incur additional operating losses during the fiscal year ending December 31, 2015 and beyond, principally as a result of our continuing research and development of ARKE, our planned first product, and general and administrative costs associated with being a public company.

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

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months ended June 30, 2014

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2015 were $2,434,155 and $3,680,972 compared to $644,175 and $1,236,156 for the three and six months ended June 30, 2014, as further described below.

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

For the three and six months ended June 30, 2015, we incurred general and administrative expenses of $324,200 and $491,948 compared to general and administrative expenses of $183,660 and $258,322 for the three and six months ended June 30, 2014. The increase in these expenses for the three and six months is due to growth of the Company, including the costs of being a public company.

For the three and six months ended June 30, 2015, the Company recorded $1,297,558 and $1,669,195 in share-based compensation expense compared to $19,748 and $90,286 in the three and six months ended June 30, 2014. The increase in stock compensation relates to the stock options granted by the Company. The options previously granted by Bionik prior to the Acquisition Transaction were revalued on its completion and new options granted and options vesting during the quarter and the year to date resulted in this expense.

Other Expenses

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

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the three month and six month periods ended June 30, 2015, the Company recorded a loss of $548,046 and $898,860 on initial recognition of the warrant derivative liability and a gain of $1,465,795 and loss of $4,570,864 on re-measurement to fair value at period end. The aggregate result is a gain of $917,749 for the six month period ended June 30, 2015 (three month period a loss of $5,469,724), which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item.

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

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2015 amounted to $1,501,161 resulting in a loss per share of $(0.02) compared to a loss of $630,689 for the three months ended June 30, 2014, resulting in a loss per share of $(0.01).

Comprehensive loss for the six months ended June 30, 2015 amounted to $9,110,965 resulting in a loss per share of $(0.16) compared to a loss of $790,197 for the six months ended June 30, 2014, resulting in a loss per share of $(0.02).

The increase in the comprehensive loss for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 is partially due to higher research and development costs, professional and consulting fees and general and administrative costs all connected to the company’s growth in the six months ended June 30, 2015; however, the largest impact is that of the change in fair value of warrant derivative liability resulting in a non-cash gain of $917,749 in the three months ended June 30, 2015 and non-cash loss of $5,469,724 for the nine month period ended June 30, 2015. Additionally, the recording of the SR&ED refund in the first quarter of 2014 reduces the comparative figure. There has been no recognition of the Company’s last SR&ED refund for the period ended February 25, 2015 to date - this refund will be recorded when received.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. We have incurred a deficit of $14,189,746 from inception on March 24, 2011 to June 30, 2015.

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

Net Cash Used in Operating Activities

During the six months ended June 30, 2015, we used cash in operating activities of $2,283,877 compared to $1,648,357 for the six months ended June 30, 2014. The increased use of cash is mainly attributable to the larger loss in the six months ended June 30, 2015 of $9,135,764 due to higher research and development costs and the costs of becoming a public company and $5,469,724 of change in the fair value of the warrant derivative liability, compared to the six months ended June 30, 2014 loss of $787,099 which results after recording other income of $502,037 in government grants and scientific refunds that were accrued in the first quarter of 2014. The Company plans to apply for its final refundable scientific program during the third quarter of 2015. The change in fair value of warrant derivative liability did not have any impact on cash used in operating activities as it is a non-cash item.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11,341,397 for the six months ended June 30, 2015 compared to $2,685,235 for the six months ended June 30, 2014. The increase is due to the Offering in 2015, which was much larger than the funds raised in 2014.

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

Additionally, in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and elsewhere in the condensed consolidated interim financial statements, under the supervision and with the participation of management, including of our Chief Executive Officer and Chief Financial Officer, we have reevaluated our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 because of the material weakness in internal control over financial reporting described below.

We identified the following material weakness in our internal control over financial reporting that existed as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

