Form 10-Q/A
period 2015-09-30
Bionik Laboratories Corp.
filed 2016-03-17
CIK 1508381

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

EXPLANATORY NOTE

As described in the Current Report on Form 8-K filed on March 11, 2016, the Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or “Amended Filing”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2015 (the “Original Filing”), to restate its unaudited consolidated financial statements and related footnote disclosures for the nine months ended September 30, 2015. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed below.

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

Additionally, in connection with the Original Filing, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, and concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. Subsequently, the Registrant’s management has determined that the improper accounting of the warrants was a deficiency in its internal control over financial reporting.

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

FORM 10-Q/A

Item 1. Financial Statements

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Amounts expressed in US Dollars)

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements	3

Condensed Consolidated Interim Balance Sheets as at September 30, 2015 as Restated (Unaudited) and December 31, 2014 (Audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine month periods ended September 30, 2015 as Restated and 2014	5

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited) for the nine month period ended September 30, 2015 as Restated	6

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2015 as Restated and 2014	7

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	8-21

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at
	September 30, 2015 As Restated (Note 3)	As at December 31, 2014
	(unaudited)	(audited)
	$	$
Assets
Current
Cash and cash equivalents	7,858,627	209,933
Prepaid expenses and other receivables (Notes 3)	127,959	81,130
Due from related parties (Note 8)	39,547	44,986
Loan receivable (Note 5)	303,760	-
Total Current Assets	8,329,893	336,049
Equipment (Note 6)	98,422	77,922
Total Assets	8,428,315	413,971

Liabilities and Shareholders' Deficiency
Current
Accounts payable (Note 8)	130,716	308,947
Accrued liabilities	118,912	155,463
Warrant liability	8,525,647	-
Total Liabilities	8,775,275	464,410
Shareholders' Deficiency
Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1 (December 31, 2014 – Nil)	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Issued and outstanding – 22,408,313 and 50,000,000 Exchangeable Shares (December 31, 2014 – nil and 49,737,096 Exchangeable Shares) (Note 9)	72,408	49,737
Additional paid in capital	11,399,108	4,936,456
Deficit	(11,860,625)	(5,053,982)
Accumulated other comprehensive income	42,149	17,350
Total Shareholders' Deficiency	(346,960)	(50,439)
Total Liabilities and Shareholders' Deficiency	8,428,315	413,971

Commitments and Contingencies (Note 12)

Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the three and nine month periods ended  September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended September 30, 2015 As Restated (Note 3)	Nine months ended September 30, 2015 As Restated (Note 3)	Three months ended September 30, 2014	Nine months ended September 30, 2014
	$	$	$	$

Operating expenses
Research and development	768,301	1,813,794	667,263	1,217,183
General and administrative	372,342	1,303,540	603,770	1,177,029
Share-based compensation expense (Notes 9(v) and 10)	26,724	1,695,919	13,550	70,679
Depreciation (Note 6)	15,478	42,892	11,425	34,116
Total operating expenses	1,182,845	4,856,145	1,296,008	2,499,007

Other expenses (income)
Imputed interest expense (Note 7)	-	-	-	30,711
Interest expense	-	-	-	22,269
Other income	(5,533)	(23,156)	(122,753)	(624,790)
Change in fair value of warrant derivative liability (Note 11)	(3,496,070)	1,973,654	-	-
Total other expenses (income)	(3,501,603)	1,950,498	(122,753)	(571,810)

Net income (loss) for the period	2,318,758	(6,806,643)	(1,173,255)	(1,927,197)
Foreign exchange translation adjustment for the period	-	24,799	(1,067)	(4,165)
Net income (loss) and comprehensive income (loss) for the period	2,318,758	(6,781,844)	(1,174,322)	(1,931,362)

Income (loss) per share - basic (Note 2)	$0.03	$(0.10)	$(0.02)	$(0.04)
Income (loss) per share – diluted (Note 2)	$(0.02)	$(0.10)	$(0.02)	$(0.04)

Weighted average number of shares outstanding – basic (Note 2)	72,408,313	65,452,924	49,737,096	44,334,936
Weighted average number of shares outstanding – diluted (Note 2)	76,270,355	65,452,924	49,737,096	44,334,936

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total
		$		$	$	$	$	$
Recapitalization of capital retroactively adjusting the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree as at, January 1, 2014	-	-	36,621,885	36,622	1,736,247	(2,506,754)	22,903	(710,982)
Issuance of common shares for cash (Note 9(i))	-	-	10,792,335	10,792	2,605,270	-	-	2,616,062
Share issue costs	-	-	-	-	(11,609)	-	-	(11,609)
Shares issues on conversion of loans (Notes 9(ii) and (iii))	-	-	1,012,142	1,012	238,734	-	-	239,746
Beneficial conversion feature (Note 7)	-	-	-	-	27,677	-	-	27,677
Shares issued on exercise of stock options (Note 9(iv))	-	-	1,310,734	1,311	227,564	-	-	228,875
Share compensation expense (Note 10)	-	-	-	-	70,679	-	-	70,679
Net loss for the period	-	-	-	-	-	(1,927,197)	-	(1,927,197)
Foreign currency translation	-	-	-	-	-	-	(4,165)	(4,165)
Balance, September 30, 2014	-	-	49,737,096	49,737	4,894,562	(4,433,951)	18,738	529,086
Share compensation expense	-	-	-	-	41,894	-	-	41,894
Net loss for the period	-	-	-	-	-	(620,031)	-	(620,031)
Foreign currency translation	-	-	-	-	-	-	(1,388)	(1,388)
Balance, December 31, 2014	-	-	49,737,096	49,737	4,936,456	(5,053,982)	17,350	(50,439)
Effect of the Reverse Acquisition (Note 9(vii))	1	-	6,000,063	6,000	(6,000)	-	-	-
Shares issued on private placement Notes 9(vi) and (viii-xii)	-	-	16,408,250	16,408	4,772,996	-	-	4,789,404
Share compensation expense (Notes 9(v) and 10)	-	-	262,904	263	1,695,656	-	-	1,695,919
Net loss for the period	-	-	-	-	-	(6,806,643)	-	(6,806,643)
Foreign currency translation	-	-	-	-	-	-	24,799	24,799
Balance September 30, 2015 (Restated - Note 3)	1	-	72,408,313	72,408	11,399,108	(11,860,625)	42,149	(346,960)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the nine month periods ended September 30, 2015 and 2014 (unaudited)
(Amounts expressed in U.S. Dollars)

	Nine months ended September 30, 2015 As Restated (Note 3)	Nine months ended September 30, 2014
	$	$
Operating activities
Net loss for the period	(6,806,643)	(1,927,197)
Adjustment for items not affecting cash
Depreciation of equipment	42,892	34,116
Imputed interest	-	30,711
Share compensation expense	1,695,919	70,679
Change in fair value of warrant derivative liability	1,973,654	-
	(3,094,178)	(1,791,691)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(46,829)	(258,603)
Due from related parties	5,439	(141,616)
Accounts payable	(178,231)	130,231
Accrued liabilities	(36,551)	(225,915)
Net cash used in operating activities	(3,350,350)	(2,287,594)
Investing activities
Acquisition of equipment	(63,482)	(104,781)
Provision of a loan receivable	(300,000)	-
Net cash used in investing activities	(363,482)	(104,781)
Financing activities
Proceeds from issuance of shares, net of issue costs	11,341,397	2,656,097
Proceeds from exercise of stock options	-	228,875
Repayment of loans from related parties	-	(200,263)
Net cash provided by financing activities	11,341,397	2,684,709
Effects of foreign currency exchange rate changes	21,129	(6,651)
Net increase in cash and cash equivalents for the period	7,648,694	285,683
Cash and cash equivalents, beginning of period	209,933	119,557
Cash and cash equivalents, end of period	7,858,627	405,240
Supplemental information:
Issuance of shares on conversion of loans	$500,000	$239,746

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

The Company has not yet realized any revenues from its planned operations. As at September 30, 2015, the Company had a working capital deficit of $445,382 (December 31, 2014 - $128,361) and shareholders’ deficiency of $346,960 (December 31, 2014 - $50,439) and incurred a net loss and comprehensive loss of $6,781,844 for the nine-month period ended September 30, 2015 (September 30, 2014 - $1,931,362).  Further, the Company expects that the ARKE will be categorized as a Class II medical device with the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant.

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

Net Income (Loss) Per Share (“EPS”)

Basic EPS and Diluted EPS for the nine month period ended September 30, 2015 and the three and nine month period ended September 30, 2014 have been computed by dividing the net loss available to common shareholders for the period by the weighted average shares outstanding during each period. All outstanding stock options and warrants have been excluded from the respective computations of diluted EPS as they are anti-dilutive, due to losses generated during these periods.

Basic earnings per share for the three month period ended September 30, 2015 has been computed by dividing the net income available to common shareholders for the period by the weighted average shares outstanding during that period.

Diluted EPS for the three-month period ended September 30, 2015 has been computed by dividing the net income available to common shareholders, as adjusted downwards by the change in fair value of warrant derivative liability, by the diluted weighted average shares outstanding during that period.

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

The following tables summarize the corrections on each of the affected line items presented in these condensed consolidated interim financial statements:

Changes to the condensed consolidated interim balance sheet as at September 30, 2015:

	As previously reported September 30, 2015	Restatement Adjustment	Restated September 30, 2015
	$	$	$
Warrant derivative liability	-	8,525,647	8,525,647
Total liabilities	249,628	8,525,647	8,775,275

Additional paid-in capital	17,951,101	(6,551,993)	11,399,108
Deficit	(9,886,971)	(1,973,654)	(11,860,625)
Total Shareholders’ Equity (Deficiency)	8,178,687	(8,525,647)	(346,960)

Changes to the condensed consolidated interim statements of operations and comprehensive loss for the three month period ended:

	As previously reported September 30, 2015	Restatement Adjustment	Restated September 30, 2015
	$	$	$
Change in fair value of warrant derivative liability	-	(3,496,070)	(3,496,070)

Net Income (loss) and comprehensive income (loss) for the period	(1,177,312)	3,496,070	2,318,758

Income (Loss) per share – basic	(0.02)	0.05	0.03
Income (Loss) per share – diluted	(0.02)	0.00	(0.02)

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	CURRENT PERIOD RESTATEMENT – (continued)

Changes to the condensed consolidated interim statements of operations and comprehensive loss for the nine month period ended:

	As previously reported September 30, 2015	Restatement Adjustment	Restated September 30, 2015
	$	$	$
Change in fair value of warrant derivative liability	-	1,973,654	1,973,654

Net Income (loss) and comprehensive income (loss) for the period	(4,808,190)	(1,973,654)	(6,781,844)

Income (Loss) per share – basic	(0.07)	(0.03)	(0.10)
Income (Loss) per share – diluted	(0.07)	(0.03)	(0.10)

Changes to the condensed consolidated interim statements cash flows:

	As previously reported September 30, 2015	Restatement Adjustment	Restated September 30, 2015
	$	$	$
Net loss for the period	(4,832,989)	(1,973,654)	(6,806,643)

Change in fair value of warrant derivative liability	-	1,973,654	1,973,654

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	September 30, 2015	December 31, 2014
	$	$
Prepaid expenses and sundry receivables (Note 4)	53,007	18,172
Prepaid insurance	44,633	40,630
Sales taxes receivable (i)	30,319	22,328
	127,959	81,130

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

5.	LOAN RECEIVABLE

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

6.	EQUIPMENT

Equipment consisted of the following as at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	144,036	68,731	75,305	77,650	27,438	50,212
Furniture and fixtures	22,496	8,793	13,703	24,909	7,325	17,584
Tools and parts	11,422	2,008	9,414	11,913	1,787	10,126
	177,954	79,532	98,422	114,472	36,550	77,922

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

(viii)

On March 27, 2015, the Company issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $207,425 was recorded as a loss on initial recognition of the warrants and included in change in fair value of warrant liability on the consolidated statements of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL – (continued)

(ix)

On March 31 2015, the Company issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Third Closing of $92,690 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $143,389 was recorded loss on initial recognition of the warrants and included in change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS – (continued)

These options granted and revalued during the period ended September 30, 2015 were valued using the Black-Scholes option pricing model with the following key assumptions:

	February 17, 2015	July 1, 2014	June 20, 2014	April 11, 2014
Expected life in years	5.00	4.35	6.32	4.14
Risk free rate	1.59%	1.59%	1.59%	1.59%
Dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%
Expected volatility	114%	114%	114%	114%

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted- Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Merger	(3,768,428)	0.22
Re-issued as part of Merger	3,768,428	0.22
Issued	314,560	0.23
Cancelled	(157,281)	0.23
Outstanding, September 30, 2015	3,925,707	0.22

The following is a summary of stock options outstanding and exercisable as of September 30, 2015:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	531,606	April 1, 2021	354,404
0.23	159,377	June 20, 2021	123,727
0.23	2,972,592	July 1, 2021	2,972,592
0.23	262,132	February 17, 2022	104,857
	3,925,707		3,555,580

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS

The following is a continuity schedule of the Company's common share purchase warrants:

	Number of Warrants	Weighted- Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014 and 2013	-	-
Issued	18,049,075	1.35
Outstanding and exercisable, September 30, 2015	18,049,075	1.35

The following is a summary of common share purchase warrants outstanding as of September 30, 2015:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 9(vi)	7,735,750	February 26, 2019
0.80	Note 9(vi)	773,575	February 26, 2019
1.40	Note 9(viii)	1,212,500	March 27, 2019
0.80	Note 9(viii)	121,250	March 27, 2019
1.40	Note 9(ix)	891,250	March 31, 2019
0.80	Note 9(ix)	89,125	March 31, 2019
1.40	Note 9(x)	3,115,000	April 21, 2019
0.80	Note 9(x)	311,500	April 21, 2019
1.40	Note 9(xi)	1,418,750	May 27, 2019
0.80	Note 9(xi)	141,875	May 27, 2019
1.40	Note 9(xii)	2,035,000	June 30, 2019
0.80	Note 9(xii)	203,500	June 30, 2019
		18,049,075

In 2014 the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction the Company committed and was obligated and will issue to these lenders warrants exercisable into 349,522 Exchangeable Shares at an exercise price of $0.23 per share. Subsequent to period end these warrants were issued pursuant to the prior commitment (Note 14).

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

The Company’s derivative instruments have been measured at fair value at inception and at September 30, 2015 using a simulation model. The Company recognizes all of its warrants with price protection on its consolidated balance sheet as a derivative liability.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month period ended September 30, 2015 and 2014 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – (continued)

The following summarizes the changes in the value of the warrant derivative liability from inception until September 30, 2015:

		Number of Warrants	Value ($)

Warrants issued in February 26, 2015 financing	Note 9(vi)	8,509,325	550,374
Warrants issued in March 27, 2015 financing	Note 9(viii)	1,333,750	1,036,325
Warrants issued in March 31, 2015 financing	Note 9(ix)	980,375	759,290
Warrants issued in April 21, 2015 financing	Note 9(x)	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	Note 9(xi)	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	Note 9(xii)	2,238,500	1,490,969
			7,450,853
Change in fair value of warrant derivative liability			1,074,794
Balance at September 30, 2015			8,525,647

During the nine month period ended September 30, 2015, the Company recorded a loss of $898,860 (three month loss of $nil) on initial recognition of the warrant derivative liability and a loss of $1,074,794 (three month gain of $3,496,070) on re-measurement to fair value at period end. The aggregate impact was a gain of $3,496,070 for the three months and a loss of $1,973,654 for the nine month periods ended September 30, 2015, which was recorded as change in fair value of warrant derivative liability within the Company’s condensed consolidated interim statements of operations and comprehensive loss.

The key inputs used in the simulation model at inception and at September 30, 2015 are as follows:

Valuation Date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free rate	Dividend rate	Expected volatility	Grant date fair value ($)
At inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457
At period end:
September 30, 2015	16,408,250	3.41	1.4	0.33%	0%	55.91%	7,619,516
September 30, 2015	1,640,825	3.41	0.8	0.33%	0%	55.91%	906,131

In addition to the forgoing, the Company also utilized a holding cost to approximate the impact of a holder of the warrant to maintain a hedging strategy in which they maintained a short position. On analysis of comparable companies and other information the Company has determined that the use of 2.25% in the simulation model is a reasonable assumption.

The warrant derivative liability is classified within Level 3 of the fair value hierarchy because on initial recognition and again at September 30, 2015, it was valued using these significant inputs and assumptions that are unobservable in the market. Changes in the values assumed and used in the simulation model can materially affect the estimate of fair value.

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

Commitments

During the quarter, the Company entered into service agreements that result in a commitment to issue up to an aggregate 102,500 common shares based upon certain milestones over the period from August 2015 to July 2017 and pay up to $135,000 over the next 12 months. Subsequent to period end 20,000 common shares were issued pursuant to this commitment. (Note 14)

Contingencies

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

14.	SUBSEQUENT EVENTS

1.	Subsequent to period end, the Company issued warrants exercisable into 349,522 Exchangeable Shares to Pope and Co. pursuant to the Company’s prior commitment and obligation to Pope & Co. (Note 11). The warrants are exercisable at an exercise price of $0.23 per share until March 20, 2017.

2.	Subsequent to period end, the Company issued 20,000 common shares pursuant to the Company’s prior commitment and obligation to service agreements (Note 12).

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to September 30, 2015, we have generated a deficit of $11,860,625.

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

Three and Nine months Ended September 30, 2015 Compared to the Three and Nine months ended September 30, 2014

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2015 were $1,182,845 and $4,856,145 compared to $1,296,008 and $2,499,007 for the three and nine months ended September 30, 2014, as further described below. The increase in the loss for the nine months ended September 30, 2015 is partially due to stock compensation expense of $1,695,919 as well as increased costs related to research and development and being a public company in 2015.

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

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the three month and nine month periods ended September 30, 2015, the Company recorded a loss of $nil and $898,860 on initial recognition of the warrant derivative liability and a gain of $3,496,070 and loss of $1,074,794 on re-measurement to fair value at period end. The net result is a gain of $3,496,070 and loss of $1,973,654 for the three and nine month periods ended September 30, 2015, respectively, which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item.

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

Comprehensive Loss

Comprehensive income for the three months ended September 30, 2015 amounted to $2,318,758 resulting in an income per share of $0.03 compared to a loss of $1,174,322 for the three months ended September 30, 2014, resulting in a loss per share of $(0.02).

Comprehensive loss for nine months ended September 30, 2015 amounted to $6,781,844 resulting in a loss per share of $(0.10) compared to a loss of $1,931,362 for the nine months ended September 30, 2014, resulting in a loss per share of $(0.04).

The increase in the comprehensive loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is partially due to higher research and development costs and general and administrative costs; however, the largest impact is that of the change in fair value of warrant derivative liability resulting in a non-cash loss of $1,973,654 that was recorded in the period ended September 30, 2015. Additionally, the recording of the SR&ED refund in the first quarter of 2014 reduces the comparative figure. There has been no recognition of the Company’s last SR&ED refund for the period ended February 25, 2015 to date - this refund will be recorded when received.

The comprehensive income for the three months ended September 30, 2015 is due to the inclusion of the change in fair value of warrant derivative liability resulting in a non-cash gain of $3,496,070.

Liquidity and Capital Resources

We are a development stage company and have not yet realized any revenues from our planned operations. We have incurred a deficit of $11,860,625 from inception on March 24, 2011 to September 30, 2015.

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

Net Cash Used in Operating Activities

During the nine months ended September 30, 2015, we used cash in operating activities of $3,350,350 compared to $2,287,594 for the nine months ended September 30, 2014. The increased use of cash is mainly attributable to the larger loss in the nine months ended September 30, 2015 of $6,806,643 primarily due to the $1,973,654 non-cash expense related to the change in fair value of the warrant derivative liability as well as higher research and development costs, and larger compensation expense compared to the nine months ended September 30, 2014 loss of $1,927,197 which results after recording other income of $624,790 in government grants and scientific refunds that were accrued in the first quarter of 2014. The Company plans to apply for its final refundable scientific program during the fourth quarter of 2015. The change in fair value of warrant derivative liability did not have any impact on cash used in operating activities, as it is a non-cash item.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities of was $363,482, compared to $104,781 for the nine months ended September 30, 2014. Net cash used in investing activities in 2014 and 2015 was used for the acquisition of equipment and, in 2015 the Company provided an interest-bearing loan to a third party of $300,000. The equipment added is principally additional computer equipment related to the increase in engineers and equipment to help with the development of our technology.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective, primarily as a result of the promotion of our Chief Financial Officer to full-time status in September 2015.

However, in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and elsewhere in the condensed consolidated interim financial statements, under the supervision and with the participation of management, including of our Chief Executive Officer and Chief Financial Officer, we have reevaluated our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 because of the material weakness in internal control over financial reporting described below.

We identified the following material weakness in our internal control over financial reporting that existed as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

