Form 10-K
period 2015-12-31
Bionik Laboratories Corp.
filed 2016-03-18
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____ to _____

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2015 was $42,575,795.

The number of shares of the registrant’s common stock outstanding as of March 11, 2016 was 22,591,292 shares of common stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, some of which are described in the Section of this Form 10-K entitled “Risk Factors”.

Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Description of Business

We are a medical device company, specializing in the designing, developing and commercializing of cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s every move.

Our first product is the ARKE lower body exoskeleton. We plan to develop other biomechatronic solutions through internal research and development and we may further augment our product portfolio through strategic and accretive acquisition opportunities in the future.

We also have two early stage development technologies: APOLLO, an intelligent prosthetic knee; and Chronos, a cloud-based intelligent patient queuing system. We are continuing development and exploring markets and pricing for Chronos to determine if the market justifies further investment. We currently do not have the financial capability or personnel to develop APOLLO and the ARKE at the same time, so our investment in APOLLO is on hold in order to focus on the ARKE. We intend to continue to revisit developing our technologies and the markets for our technologies as we grow.

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

Through December 31, 2015, we have not generated any revenue and have a history of net losses.

Recent Developments

Merger Agreement with Interactive Motion Technologies, Inc.

On March 1, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Interactive Motion Technologies, Inc. (“Interactive Motion” or “IMT”), a Massachusetts corporation, and Bionik Mergerco Inc., a Massachusetts corporation, our wholly owned subsidiary, providing for the merger of Bionik Mergerco with and into Interactive Motion, with Interactive Motion surviving as our wholly-owned subsidiary. Interactive Motion is a Massachusetts-based private company that provides robotic tools for neurorehabilitation professionals.

Subject to the indemnification and escrow arrangements described in the Merger Agreement, at the effective time of the merger, we will issue (or reserve for issuance) an aggregate of 23,650,000 shares of our common stock in exchange for all shares of Interactive Motion common stock and Interactive Motion preferred stock outstanding immediately prior to the effective time (other than shares (i) held in treasury or (ii) held by persons who properly exercise appraisal rights under Massachusetts law).

Because the consummation of the merger will constitute a sale event under the terms of the Articles of Organization, as amended, of Interactive Motion, at the effective time of the merger, first holders of the Interactive Motion preferred stock will receive payment of their liquidation preference out of the merger consideration prior to any payment or allocation of merger consideration to holders of Interactive Motion common stock. Following payment of the liquidation preference to the holders of Interactive Motion preferred stock, the remaining merger consideration, subject to the indemnification and escrow arrangements described in the Merger Agreement, will be paid to the holders of Interactive Motion common stock.

Additionally, we will assume each of the 3,897,500 options to acquire Interactive Motion common stock granted under its equity incentive plan or otherwise issued by Interactive Motion. At the effective time of the merger, these options will represent the right to purchase an aggregate of 3,000,000 shares of our common stock, of which 1,000,000 will have an exercise price of $0.25, 1,000,000 will have an exercise price of $0.95 and 1,000,000 will have an exercise price of $1.05.

Consummation of the merger is subject to customary conditions, including without limitation, the affirmative vote or consent of the holders of a majority of the issued and outstanding shares of Interactive Motion preferred stock voting as a separate class, and a majority of the issued and outstanding shares of Interactive Motion preferred stock and common stock voting together as a single class. If the law permits, we or Interactive Motion may each waive conditions for their benefit and their stockholders’ benefit and complete the merger even though one or more of these conditions has not been met.

The Merger Agreement contains certain termination rights, including that upon termination of the Merger Agreement for any reason except our breach, Interactive Motion must pay us a fee of $80,000, all other amounts we may have advanced to Interactive Motion subsequent to March 1, 2016 through the termination date (including the loan as described below), and all amounts loaned to Interactive Motion by us prior to the date of the Merger Agreement of $300,000 plus interest, shall be immediately due and payable.

As of March 14, 2015, we entered into a Waiver and Amendment Agreement with Bionik Mergerco Inc., Hermano Igo Krebs, and IMT. The Amendment amends the Merger Agreement and waives any and all potential or actual breaches and/or defaults by the Company of its representations, warranties and/or covenants in the Merger Agreement as a result of the restatements referred to below under “-Restatement of Unaudited Financial Statements.”

The foregoing summary of the Merger Agreement and the Amendment does not purport to be complete and is qualified in its entirety by the Merger Agreement and the Amendment, which are attached hereto as Exhibit 2.2 and 2.3 and incorporated herein by reference.

Loan Agreement with Interactive Motion

On March 7, 2016, we loaned $68,750 to Interactive Motion, pursuant to a Loan and Security Agreement, to fund certain Interactive Motion expenses in contemplation of the closing of the merger. The loan matures upon the earlier to occur of (a) the termination date of the Merger Agreement and (b) the effective date of the Merger.

Interest on the loan is 6% per annum. The loan is secured by a lien on the asset of Interactive Motion, subject to our company having a second position on all accounts and inventory of Interactive Motion. Bionik may call an event of default upon the failure of Interactive Motion to make a payment when due of any principal or interest on the loan.

This loan is in addition to a May 5, 2015 loan to Interactive Motion of $150,000 and an August 25, 2015 loan to Interactive Motion of $150,000.

Restatement of Unaudited Financial Statements

On March 11, 2016, we announced that, during the preparation of our financial statements for the year-end December 31, 2015, we were advised by MNP LLP, our independent registered public accounting firm, to re-evaluate our accounting relating to the common stock purchase warrants issued in 2015 as part of the Offering, and to consider restating our previously issued reviewed, unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015.

Management promptly engaged outside advisors to consult on this matter, including a Big 4 accounting firm, and on March 9, 2016, management, with and upon advice of such advisors and further discussions with its auditors, determined that the financial statements included in such Quarterly Reports should no longer be relied upon and would be restated due to non-cash errors identified in the accounting for the warrants.

As a result, we filed restated Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Controls and Procedures” and our audited financial statements later in this Annual Report on Form 10-K.

The Acquisition Transaction and Offering

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

Pursuant to the rights and privileges of the Exchangeable Shares, the holders of such Exchangeable Shares maintain the right to (i) receive dividends equal to, and paid concurrently with, dividends paid by the Company to the holders of Common Stock; (ii) vote, through the Trustee’s voting of the Special Voting Preferred Stock (as defined herein) on all matters that the holders of Common Stock are entitled to vote upon; and (iii) receive shares of Common Stock upon the liquidation or insolvency of the Company upon the redemption of such Exchangeable Shares by Acquireco. The Exchangeable Shares do not give the holders any economic, voting or other control rights over Bionik Canada.

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

The Offering was being offered with a minimum offering amount of $6,000,000 (the “Minimum Offering Amount”) and up to a maximum offering amount of $12,800,000 (subject to an up-to $2,600,000 overallotment option). Once the Minimum Offering amount was reached and held in escrow and other conditions to closing were satisfied (including the simultaneous closing of the Acquisition Transaction), the Company and the placement agent were able to conduct a first closing (the “First Closing”). Pursuant to the terms of a Registration Rights Agreement, we filed a registration statement on Form S-1 (or any other applicable form exclusively for the Offering) (the “Registration Statement”) registering for resale under the Securities Act all of the shares of Common Stock sold in the Offering and Warrant Shares underlying the Warrants. As a result of the Offering, after payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $5,339,778 at the First Closing, including the $500,000 in bridge loans we previously received that were taken into account as part of the Minimum Offering Amount. In addition, the placement agent is entitled to 10% warrant coverage for all Units sold in the Offering, which we intend to issue upon the last closing of the Offering for all Units sold in the Offering. The warrants will be exercisable at $0.80 per share for a period of 4 years.

As of the Acquisition Transaction and the First Closing, an aggregate of 90,575,126 shares of our Common Stock were deemed cancelled, of which 90,207,241 were held by our former Chief Executive Officer and current Senior Vice President.

Immediately following the Acquisition Transaction, the Exchangeable Share Transaction and the First Closing, there were approximately 63,735,813 shares of our common stock and equivalents issued and outstanding of which approximately 6,000,063 were held by existing stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of our common stock through their ownership of 100% of the Exchangeable Shares.

On March 27, 2015, we sold to accredited investors in a second closing, 1,212,500 Units for gross proceeds of $970,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other Offering expenses such as legal and accounting expenses, we received net proceeds of $828,900.

On March 31, 2015, we sold to accredited investors in a third closing of the Offering, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $615,901.

On April 21, 2015, we sold to accredited investors in a fourth closing of the Offering, 3,115,000 Units for gross proceeds of $2,492,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $2,153,040.

On May 27, 2015, we sold to accredited investors in a fifth closing of the Offering, 1,418,750 Units for gross proceeds of $1,135,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $987,434.

On June 30, 2015, we sold to accredited investors in a sixth and final closing of the Offering, 2,035,000 Units for gross proceeds of $1,628,000 at the Purchase Price. After payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $1,416,344.

Through the final closing of the Offering on June 30, 2015, we raised in the Offering aggregate gross proceeds of $13,126,600. As a result, assuming there are no transfers of our common stock by the holder thereof, our pre-Acquisition Transaction stockholders hold approximately 8.3% of our issued and outstanding shares of Common Stock, the former stockholders of Bionik Canada hold the right to approximately 69.0% of our issued and outstanding shares of Common Stock through their ownership of 100% of the Exchangeable Shares, and the investors in the Offering hold approximately 22.7% of our issued and outstanding shares of Common Stock.

Product Pipeline

ARKE

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

We have achieved significant progression in the ARKE development. We completed clinical testing of the generation 1 product. The clinical feedback from this testing, directed the development for ARKE’s generation 2. Generation 2 of the ARKE exoskeleton development was completed in the second quarter of 2015 as planned and currently the manufacturing phase of the entire system is underway. We plan to begin clinical tests of ARKE in Canada in 2016 at a research institute in Montreal, Quebec and at a hospital group in Toronto, Ontario. We are currently focused on the Canadian market due to lower clinical costs and faster possible approval from Health Canada. We are also investigating the possibility of clinical tests of ARKE in Europe later in 2016 in cooperation with the clinical trials in Canada.

There are significant improvements in generation 2 of the ARKE over our previous generations of ARKE, including:

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

We believe that the ideal candidate for the ARKE rehabilitation and ambilion therapy is a level T6 spinal cord injury patient with paralysis below the chest but maintains some or all upper body strength and mobility, although we believe any incomplete paraplegic (meaning a paraplegic with some healthy nerves remaining after the spinal cord damage that allows for no more than partial paralysis of hands, arms and upper torso) can benefit from the rehabilitation that the ARKE is expected to provide.

The ARKE uses sensory technology to determine at all times a user’s movements, such as bending forward and weight shifts from side to side. This sensory system allows the exoskeleton to determine precisely the movement required by the user, including when the user wants to walk, stop, sit down or stop.

We have developed the ARKE to be electronically adjustable by a clinician or a rehabilitation specialist to attend to a patient’s specific needs and provide for customized rehabilitation or ambilion plans. Additionally, the ARKE will have the capability to interface with the provided tablet computer to allow the clinician or a rehabilitation specialist to program, change, edit and select different features within the ARKE system platform, such as selecting or saving a patient’s profile, adjusting the rehabilitation movement speed or walking gait. The tablet interface is designed to allow for the staff to be in close proximity to the user, allowing for them to closely monitor the ARKE at all times during use, making the process safer and more reliable and facilitating post session data analysis.

Stroke rehabilitation and other similar disability rehabilitation programs deal with patients that do not necessarily have spinal cord damage and that may possess the ability to generate some sort of lower-body motion. Accordingly, we intend in the future on developing a version of the ARKE for stroke patients with partial assist, that is expected to allow stroke patients that have restricted or no motion in one or both legs to wear the product and experience normal weight bearing rehabilitation to walk. We anticipate that the ARKE software platform will also be programmed to assist with the rehabilitation of other disabilities in the future such as cerebral palsy, multiple sclerosis and spinal bifida.

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

On February 1, 2016, we announced that we are working with IBM to develop a unique analytics system and apply sophisticated machine learning algorithms to improve the outcomes of neurological rehabilitation. Use of IBM’s cognitive computing infrastructure would enable access to the exoskeleton’s performance, patient data, and results of ARKE rehabilitation from multiple sites, including rehabilitation centers, physicians’ offices, physiotherapists’ offices, patients’ homes, research centers or any other location at any time. Phase one of the IBM development project for ARKE is expected to be completed in 2016. Phase one will include the full backend required to capture the information needed for future use. As part of phases two and three of the project, Bionik engineers together with data scientists at IBM are expected to develop machine-learning algorithms designed to analyze large volumes of sensor data generated by ARKE. The analytical program is expected to be an important tool in identifying the correlation between different rehabilitation regimens using the ARKE exoskeleton and understanding the therapeutic results from these physio-protocol programs over certain measures of time.

Mobility impairment affects an estimated 10 million people in developed countries, of which there is an estimated 5 million potential ARKE users in those markets. We believe that the ARKE can be used to assist in the rehabilitation of those patients who have mobility in their arms for stability.

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

From inception, our developments and proposed products were focused on the medical market. We believe that we are the company among our competitors with the shortest time to market strategy. For example, Rewalk Robotics was founded in 2001 and launched its product into the home market in 2014, 13 years later. We were founded approximately 5 years ago and have products in pre-clinical testing. We expect our innovative approach to result in a high quality product at a lower cost.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada and any other market we may enter. Our proposed acquisition of IMT is expected to significantly help with our clinical trials and ability to launch ARKE into the market, as IMT has clinical data on its FDA–approved rehabilitative products and IMT has distributorships and relationships with rehabilitation centers around the world which we intend to leverage.

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

The market for the Company’s other prospective products also has competition and is subject to rapid technological change and regulatory requirements. There can be no assurance that the Company will be in a strong position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Failure to maintain and enhance our competitive position could materially affect the business and our prospects.

Market Strategy

The ARKE is designed to be a rehabilitation tool for hospitals and clinics and potentially a personal rehabilitation tool so paraplegics and other mobility disabled individuals could benefit from using ARKE at home. We consider the exoskeleton robotic market to consist of two sub-markets:

•	The rehabilitation market for hospitals and clinics; and

•	The home market for personal use.

We are currently completing the safety testing and general proof of concept testing. We have also prepared clinical trial protocols, which will test the product on paraplegic patients and gauge the medical benefits and other parameters. We anticipate receiving clearance from Health Canada and the European Authorities within approximately 6 months of completing the clinical trials, and later pursue approval with the FDA. We plan to focus initially on clinical trials in Canada and Europe before the U.S. due to the lower cost of trials in Canada and Europe.

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

We intend on developing, licensing or acquiring other related vertical products to introduce to the market. We intend on using a similar commercialization approach for these products as planned for the ARKE.

Intellectual Property

We use intellectual property developed or acquired, including patents, trade secrets and technical innovations to provide our future growth and to build our competitive position. We have 5 U.S. and international patents pending and 13 U.S. provisional patents. As we continue to expand our intellectual property portfolio, it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non infringing competing products that are technically patentable in their own right.

Our patents pending, all of which are expected to expire in 2033 or 2034, are as follows:

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

We have to date and generally plan to continue to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we intend to also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of our proprietary information.

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto on a full-time basis or hired as per diem consultants. We also work with advisors who are industry leaders in manufacturing and design and researchers and academia. These include Dr. Dany Gagnon of the University of Montreal Interdisciplinary Research Centre, Dr. Edward Lemaire of the University of Ottawa, Dr. Isadore Lieberman of the Texas Back Institute, Dr. Kaamran Raahemifar of Ryerson University and Gary Henley, a former CEO of medical device and technology companies. We are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products. Furthermore, our proposed acquisition of IMT is expected to significantly strengthen our robotics knowledge and access to additional products and know-how, as it is expected that Dr. Hermano Igo Krebs will join the Company as Chief Science Officer and Dr. Neville Hogan will be an adviser to the Company. Both individuals are currently professors with MIT’s Robotics Engineering Department

For the year ended December 31, 2015 and the transitional period ended December 31, 2014 we incurred $1,489,483 and $1,101,820 respectively, in research and development costs.

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

We also are required to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We are doing this in compliance with the internationally recognized standard ISO 13485:2013 Quality Management Systems. Following the introduction of a product, the FDA and foreign agencies engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA or other foreign agencies’ policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. The ARKE has been designated as the equivalent to a Class I device with Health Canada. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Employees

As of December 31, 2015 we had 14 full-time employees, 1 part-time employee and 3 consultants who are based in our principal executive office located in Toronto, Canada. These employees oversee day-to-day operations of the Company supporting management, engineering, manufacturing, and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

We have hired a software engineer and quality manager in the first quarter and plan to hire approximately 5 additional full-time employees within the next 12 months whose principal responsibilities will be the support of our research and development, clinical development, production, sales and marketing and commercialization/ business development activities.

We consider relations with our employees to be satisfactory.

1A. Risk Factors

The risks set forth below are not the only ones facing our Company. Additional risks and uncertainties may exist that could also adversely affect our business, financial condition, prospects and/or operations. If any of the following or other risks actually materialize, our business, financial condition, prospects and/or operations could suffer. In such event, the value of our securities could decline.

We have a limited operating history upon which investors can evaluate our future prospects.

We have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

We have had no revenues since inception, and we cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2011. We have had no revenues since inception. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell products derived from our technologies, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2015, we had an accumulated deficit of $10,647,888.

We may never complete the development of the ARKE lower body exoskeleton or any of our other proposed products into marketable products.

We do not know when or whether we will successfully complete the development of the ARKE lower body exoskeleton or any other proposed, developmental or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed and potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative products.

Generally, we have made technological advances meeting our milestone schedules. We can give no assurance that our commercialization schedule will continue to be met as we further develop the ARKE or any of our other proposed products.

Customers will be unlikely to buy the ARKE or any of our other proposed, developmental or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, we have focused primarily on research and development of the ARKE. Consequently, we have no experience in manufacturing these products on a commercial basis. We may manufacture products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The proposed price of our products is in part dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for the ARKE, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

Our products may not be accepted in the market.

We cannot be certain that our current products or any other products we may develop or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including our ability to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, demonstrate that our products are reliable and supported by us in the field, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, are becoming increasingly price sensitive.

The ARKE can only be used by disabled persons with upper body strength, which limits potential users to a narrower subset of the disabled.

The ARKE has been developed for use by patients that have the upper body strength to properly use forearm crutches. Patients who cannot use forearm crutches, even if the patient would otherwise be a candidate for the ARKE, cannot use the ARKE for rehabilitation. Additionally, the ARKE needs to properly fit each patient, and those potential users who are too small or large to fit the product, may not be able to use the product because of their size. Accordingly, this limits potential users of the ARKE to a narrower subset of the disabled.

We are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of our products.

Our medical technology products and operations are or are expected to be subject to regulation by the U.S. Food and Drug Administration (the “FDA”), Health Canada and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products.

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. We believe the ARKE will be a Class II medical device in the United States, however, it has been designated as the equivalent to a Class I device with Health Canada. Class II devices require a 510(k) premarket submission to the US FDA.

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

Following the introduction of a product, these agencies will also periodically review our manufacturing processes and product performance. The process of complying with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing or sale of our products. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk for the Company and other companies in our industry. In addition, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. Once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA, Health Canada and other regulatory requirements continue to be met.

We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.

We believe that the ARKE will be categorized as a Class II device in the U.S. Class II devices require a 510(k) premarket submission to the US FDA. However, the FDA has not made any determination about whether our medical products are Class II medical devices and, from time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our medical products should be reclassified as a Class III medical device, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific changes to the classification. Reclassification of our products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our approved manufacturing process, the FDA may need to review the process before it may be used. Failure to comply with applicable regulatory requirements discussed could subject us to enforcement actions, including warning letters, fines, injunctions and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of our production, and criminal prosecution.

Federal, state and non-U.S. regulations regarding the manufacture and sale of medical devices are subject to future changes. The complexity, timeframes and costs associated with obtaining marketing clearances are unknown. Although we cannot predict the impact, if any, these changes might have on our business, the impact could be material.

Certain of our competitors have reported injuries caused by the malfunction of human exoskeleton devices (in at least one case to the FDA). Injuries caused by the malfunction or misuse of human exoskeleton devices, even where such malfunction or misuse occurs with respect to one of our competitor’s products, could cause regulatory agencies to implement more conservative regulations on the medical human exoskeleton industry, which could significantly increase our operating costs.

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse effect on our business.

Healthcare providers and related facilities are generally reimbursed for their services through payment systems managed by various governmental agencies worldwide, private insurance companies, and managed care organizations. The manner and level of reimbursement in any given case may depend on the site of care, the procedure(s) performed, the final patient diagnosis, the device(s) utilized, available budget, or a combination of these factors, and coverage and payment levels are determined at each payer’s discretion. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. Thus, changes in reimbursement levels or methods may either positively or negatively impact sales of our products.

We have no direct control over payer decision-making with respect to coverage and payment levels for our medical device products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public and private payers, and expansion of payment bundling schemes such as Accountable Care Organizations, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop.

As our product offerings are expected to be diverse across healthcare settings, they will likely be affected to varying degrees by the many payment systems. Therefore, individual countries, product lines or product classes may be impacted by changes to these systems.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

The sales of our proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

Clinical outcome studies regarding our products may not provide sufficient data to either cause third-party payers to approve reimbursement or to make human exoskeletons a standard of care.

Our business plan relies on broad adoption of human exoskeletons to provide neuro-rehabilitation in the form of gait training to individuals who have suffered a neurological injury or disorder. Although use of human exoskeletons in neuro-rehabilitation is new, use of robotic devices to provide gait training has been going on for over a decade and the clinical studies relating to such devices have had both positive and negative outcomes. Much of the rehabilitation community has rejected the use of such devices based on the data from some of these studies. Although we believe that human exoskeletons will outperform such robotic equipment, this has not been proven. Furthermore, it may prove impossible to prove an advantage in a timely manner, or at all, which could prevent broad adoption of our products.

Part of our business plan relies on broad adoption of our products to provide “early mobilization” of individuals who have been immobilized by an injury, disease, or other condition. Although the health benefits of other methods of “early mobilization” have been demonstrated in clinical studies in fields such as stroke, those studies did not test early mobilization with human exoskeletons directly. It may be necessary to provide outcome studies on early mobilization with exoskeletons directly in order to convince the medical community of their effectiveness. Such studies have not been designed at this time, and may be too large and too costly for us to conduct.

Product defects could adversely affect the results of our operations.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA, Health Canada or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products could also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacturing, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Product liability insurance is expensive and may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on the Company, or both, which in either case could have a material adverse effect on our business and financial condition.

We may require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will likely require additional funds to further develop our business plan, including the business plan of Interactive Motion after the consummation of that transaction. Based on our current operating plans, the resources of the Company are expected to be sufficient to fund our planned operations necessary to introduce the ARKE into the rehabilitation and ambulation market. If we are unable to generate sufficient revenues from our operating activities, we may need to raise additional funds through equity offerings or otherwise in order to meet our expected future liquidity requirements, including, introducing other products or pursuing new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation, the merger with IMT and other businesses and assets. In addition, we may also need additional funds to respond to business opportunities and challenges, including ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business or for strategic acquisitions. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to incur additional research and development expenditures to continue development of our existing proposed products as well as research and development expenditures to develop new products and services. The products and services we are developing and may develop in the future may not be technologically successful. In addition, the length of our product and service development cycle may be greater than we originally expected and we may experience delays in product development. If our resulting products and services are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success will depend upon the continued service of Peter Bloch, our Chief Executive Officer, and his executive team or any qualified replacement of those individuals. There can be no assurance that the services of any of these individuals will continue to be available to us in the future. We do not carry any key man life insurance policies on any of our existing or proposed executive officers. The failure to retain, or attract replacement, qualified personnel could have a material adverse effect on our business and our ability to pursue our growth strategy.

The impact of the Patient Protection and Affordable Care Act remains uncertain.

In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. Specifically, the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on United States sales of most medical devices. The excise tax will increase our operating expenses. Because other parts of the 2010 health care law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation and resulting regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our operations in international markets involve inherent risks that we may not be able to control.

Our business plan includes the marketing and sale of our proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•	macroeconomic conditions adversely affecting geographies where we intend to do business;

•	foreign currency exchange rates;

•	political or social unrest or economic instability in a specific country or region;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights or trademark rights;

•	difficulties in staffing and managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•	trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

•	adverse tax consequences;

•	unexpected changes in legal and regulatory requirements;

•	military conflict, terrorist activities, natural disasters and medical epidemics; and

•	our ability to recruit and retain channel partners in foreign jurisdictions.

Our financial results may be affected by fluctuations in exchange rates and our current currency hedging strategy may not be sufficient to counter such fluctuations.

Our financial statements are presented in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar. Due to the substantial volatility of currency exchange rates, exchange rate fluctuations may have an adverse impact on our future revenues or expenses presented in our financial statements. We consider using financial instruments, principally forward foreign currency contracts, in our management of foreign currency exposure, as required. These contracts primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Our acquisition of other companies or technologies in the future could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.

Potential future acquisitions, including the merger with Interactive Motion, will likely involve risks associated with our assumption of some or all of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company’s key employees or customers.

We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, including Interactive Motion, and our financial and management resources may be diverted from our existing operations. Offices outside of Canada or in multiple states or provinces, including Interactive Motion’s offices in Massachusetts, could create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

End-user satisfaction or performance problems with any future acquired business, technology, service or device, including Interactive Motion, could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted and our operating results and prospects may be harmed.

Risks Related to Our Industry

The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical technology industry is characterized by intense competition and rapid technological change, and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than ours or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative therapies that may be delivered without a medical device or a medical device superior to ours. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plan.

We face competition from other medical device companies that focus on robotic exoskeleton devices and other devices we intend to commercialize and market.

We face competition from other companies that also focus on robotic exoskeleton devices such as Argo Medical Technologies, Ekso Bionics, Parker Hannifin and Rex Bionics. Additionally, with respect to our products that we intend to market to patients with stroke-related conditions, Cyberdyne is developing an over-ground exoskeleton and Hocoma, AlterG, Aretech and Reha Technology are each currently selling treadmill-based walking gait therapies that will directly compete with such products. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

We expect similar strong competition with respect to any other product or technology we develop or acquire.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

In recent years, the medical device industry has been subject to increased regulatory scrutiny, including by the FDA, Health Canada and numerous other federal, state, provincial and foreign governmental authorities. This has included increased regulation, enforcement, inspections, and governmental investigations of the medical device industry and disclosure of financial relationships with health care professionals. We anticipate that governments will continue to scrutinize our industry closely, and that additional regulation by governmental authorities, both foreign and domestic, may increase compliance costs, exposure to litigation and other adverse effects to our operations.

Unsuccessful clinical trials or procedures relating to products under development could have a material adverse effect on our prospects.

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical experiences and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market’s view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be completed in a timely or cost-effective manner or result in a commercially viable product. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The industries in which we operate, including, in particular, the medical device industry, are characterized by extensive intellectual property litigation and, from time to time, we might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on its business, cash flows, financial condition or results of operations.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We own 5 U.S. and international patents pending and 13 U.S. provisional patents. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties’ intellectual property. As a result, we may be required to incur substantial costs to prosecute, enforce or defend our intellectual property rights if they are challenged. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations.

Our ability to develop intellectual property depends in large part on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, generally we have entered into confidentiality agreements with our employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, our remedies may not be sufficient to cover our losses.

Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or impact offerings in our product portfolios.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products. Also, our currently pending or future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

Furthermore, we have not filed applications for all of our patents internationally and we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products in other countries.

Risks Related to Our Securities and Governance Matters

Our executive officers, through their ownership of common stock and/or Convertible Shares, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

Our executive officers collectively beneficially own Exchangeable Shares, which may be exchanged for approximately 29% of our outstanding shares of Common Stock and Exchangeable Shares. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company.

We do not currently have a majority of independent directors on our Board, which limits our ability to establish effective independent corporate governance procedures.

Our board of directors has significant control over us and we have not established committees comprised of independent directors. We have five directors, three of whom hold executive officer positions and are not independent. Accordingly, they have significant control over all corporate issues. We do not have an audit, compensation, governance or nominating committee comprised of independent directors. Our directors as a whole perform these functions. Thus, there is a potential conflict in that our directors also engaged in management and participate in decisions concerning management compensation and audit issues, among other issues, may affect management performance.

Although we intend to add additional members to our Board of Directors as qualified candidates become available, including upon the consummation of the proposed merger with Interactive Motion, until we have a board of directors that would include a majority of independent members, if ever, there will be limited independent oversight of our directors’ decisions and activities.

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Before the Acquisition Transaction, Bionik Canada conducted due diligence on the Company it believed was customary and appropriate for a transaction such as the Acquisition Transaction. However, the due diligence process may not have revealed all material liabilities of the Company then existing or which may be asserted in the future against us relating to the Company’s activities before the consummation of the Acquisition Transaction. In addition, the agreement with the Company contains representations with respect to the absence of any liabilities and indemnification for any breach thereof. However, there can be no assurance that the Company had no liabilities upon the closing of the Acquisition Transaction or that we will be successful in enforcing the indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of the Company that survive the Acquisition Transaction could harm our revenues, business, prospects, financial condition and results of operations.

We do not expect the Company to pay cash dividends on its common stock.

We anticipate that the Company will retain its earnings, if any, for future growth and therefore does not anticipate paying cash dividends on its common stock in the future. Investors seeking cash dividends should not invest in the Company’s common stock for that purpose.

Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

The Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange.

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange. We cannot assure you that will ever be able to meet the initial listing standards of any of the NASDAQ markets or any other stock exchange, or that, if quoted, we would be able to maintain a listing of Common Stock on any of the NASDAQ markets or any other stock exchange. If our Common Stock remains quoted on an over-the-counter system rather than being listed on a national securities exchange, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock.

Because Bionik Canada became a reporting company by means of the Acquisition Transaction, we may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms

Because Bionik Canada did not become a reporting company by the traditional means of conducting an initial public offering of common stock, we may be unable to establish a liquid market for the Company’s Common Stock. Moreover, we do not expect security analysts of brokerage firms to provide coverage of the Company in the near future. In addition, investment banks may be less likely to agree to underwrite secondary offerings on behalf of the Company or our stockholders than they would if we were to become a public reporting company by means of an initial public offering of Common Stock. If all or any of the foregoing risks occur, it would have a material adverse effect on the Company.

An active and visible public trading market for the Company’s Common Stock may not develop.

We cannot predict whether an active market for the Company’s Common Stock will ever develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for shares of the Company’s Common Stock may be limited; and

•	A lack of visibility for shares of the Company’s Common Stock may have a depressive effect on the market price for shares of the Company’s Common Stock.

The Company’s Common Stock is quoted on the OTCQX marketplace operated by OTC Markets Group, Inc. These markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE. No assurances can be given that our Common Stock, even if quoted on such markets, will ever actively trade on such markets, much less a senior market like NASDAQ or NYSE. In this event, there would be a highly illiquid market for the Company’s Common Stock and you may be unable to dispose of your Common Stock at desirable prices or at all.

The market for our Common Stock is limited.

Our Common Stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our Common Stock. There can be no assurance that an active market for our Common Stock will develop, even with the move from the OTC Pink marketplace to the OTCQX marketplace. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Consequently, holders of shares of our common stock may not be able to liquidate their investment in the Company’s shares at prices that they may deem appropriate.

The market price for our Common Stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial or operational estimates or projections;

•	conditions in markets generally;

•	changes in the economic performance or market valuations of companies similar to ours;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our intellectual property position; and

•	general economic or political conditions in the United States or elsewhere.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our Common Stock.

The issuance of shares upon exercise of outstanding warrants could cause immediate and substantial dilution to existing stockholders.

The issuance of shares upon exercise of warrants could result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.

A large number of our shares may be sold in the market, which may depress the market price of our Common Stock.

We have commitments to register an aggregate of 61,739,894 shares of our outstanding common stock, and common stock underlying outstanding Exchangeable Shares and outstanding warrants. The issuance and sale of such shares may depress the market price of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market could cause the market price of our Common Stock to decline.

As our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is now and may in the future continue to be less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s prior written agreement to the transaction;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS PROSPECTUS, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located in premises of approximately 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We intend to move to larger premises in the future to allow for infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCQX marketplace under the symbol “BNKL” since August 19, 2015. Prior to that, our common stock was traded on the OTC Pink marketplace and was traded on such market prior to March 13, 2015 under the symbol “DWTP”. Our common stock did not trade between approximately July 15, 2013 and February 23, 2015. The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 11, 2016, the closing price of our common stock as reported on the OTCQX marketplace was $1.01 per share.

Year Ending December 31, 2015	High	Low
March 31, 2015	$3.000	$2.000
June 30, 2015	$2.400	$1.050
September 30, 2015	$1.900	$1.450
December 31, 2015	$1.550	$0.600

March 31, 2014	–	–
June 30, 2014	–	–
September 30, 2014	–	–
December 31, 2014	–	–

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders

As of March 11, 2016, 22,591,292 shares of Common Stock were issued and outstanding, which were held by approximately 219 holders of record. In addition, as of March 11, 2016, 50,000,000 Exchangeable Shares were issued and outstanding, which were held by approximately 37 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

Dividends

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

Equity Compensation Plan Information

Stock Option and Incentive Plans

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 10,800,000 shares of our common stock are reserved for issuance under the 2014 Plan, and options for the purchase of 6,960,609 shares of our common stock have been granted and are outstanding as of December 31, 2015. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of December 31, 2015 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	6,960,609	$0.59	3,839,391

Equity compensation plans not approved by security holders	-	-	-

Total	6,960,609	-	3,839,391

Issuance of Securities

Between October 20, 2015 and December 31, 2015, 20,000 shares of our common stock was issued to consultants for services rendered or to be rendered. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to December 31, 2015 and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the year ended December 31, 2015 and the transitional nine month period ended December 31, 2014. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Bionik Canada was incorporated on March 24, 2011 under the Canada Business Corporations Act. On February 26, 2015, we entered into an Investment Agreement with Acquireco, our wholly owned subsidiary, and Bionik Canada, whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada. After giving effect to this transaction, we commenced operations through Bionik Canada.

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

On March 1, 2016, we entered into an Agreement and Plan of Merger with Interactive Motion Technologies, Inc., a Massachusetts corporation, and Bionik Mergerco Inc., a Massachusetts corporation, our wholly owned subsidiary, providing for the merger of Bionik Mergerco with and into Interactive Motion, with Interactive Motion surviving the Merger as our wholly-owned subsidiary. Interactive Motion is a Massachusetts-based private company that provides robotic tools for neurorehabilitation professionals.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through December 31, 2015, we have generated a deficit of $10,647,888. We expect to incur additional operating losses during the fiscal year ending December 31, 2016 and beyond, principally as a result of our continuing research and development, sales and marketing and production costs connected to the ARKE, our planned first product, expected liabilities and operating costs resulting from our planned merger with Interactive Motion, and general and administrative costs associated with being a public company. When we approach final stages of the anticipated commercialization of the ARKE, we will have to devote and expect to continue to devote significant resources to these costs.

Our results of operations are presented for the year ended December 31, 2015 and the nine-month transition period ended December 31, 2014.

Bionik Canada changed its fiscal year to the calendar twelve months ending December 31, effective beginning after its previous fiscal year ended March 31, 2014. Bionik Canada’s subsequent fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2014. As a result, unless otherwise indicated herein, comparisons of results below compare results for the year ended December 31, 2015 to nine-month transition period from April 1, 2014 through December 31, 2014, and accordingly are not comparing results for comparable periods of time.

For the Year Ended December 31, 2015 Compared to the Nine Month Period Ended December 31, 2014

Operating Expenses

Total operating expenses for the year ended December 31, 2015 were $5,924,861 and for the nine month period ended December 31, 2014 were $2,440,673, as further described below.

For the year ended December 31, 2015, we incurred research and development expenses of $1,489,483 (nine month period ended December 31, 2014 - $1,101,820). The increase in research and development expenses relates primarily to additional engineering staff being added to meet technology and regulatory requirements, and further develop ARKE.

We incurred general and administrative expenses of $2,666,669 for the year ended December 31, 2015 and $1,192,244 for the nine month period ended December 31, 2014. The increase in general and administrative expenses relate primarily to the hiring of a full time CFO, increased investor relations activity, consultants hired to assist the company, insurance for a public company and other administration costs connected with going public and the growth of the Company.

Stock compensation expenses increased to $1,709,230 compared to $112,573 in the nine month period ended December 31, 2014 due to a substantial number of options grants vesting during 2015.

Other Expenses

For the year ended December 31, 2015, we incurred interest expenses and imputed interest expense of $3,018 and $nil, respectively, and for the nine month period ended December 31, 2014 we incurred $6,212 and $27,677, respectively. The change in interest expenses relates primarily to a change in amounts owed to third parties and the decrease in imputed interest expenses relates primarily to the decrease in below market loan arrangements.

For the year ended December 31, 2015, we incurred a foreign exchange loss of $184,125 and in the nine month period ended December 31, 2014 we had a loss of $36,211. Losses and gains on foreign currency for the year ended December 31, 2015 and 2014 resulted from the translation of foreign currency transactions to the Company’s functional currency. On April 1, 2015, Bionik Canada and Bionik Acquisitions Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the year ended December 31, 2015, the Company recorded a loss of $898,860 on initial recognition of the warrant derivative liability and a gain of $1,382,984 on remeasurement to fair value at year end. The net result is a gain of $484,124 for the year ended December 31, 2015 which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item. There were no such amounts in the nine month transition period.

Other Income

For the year ended December 31, 2015 other income was $33,974 and for the transition period ended December 31, 2014, $46,026, related to interest and other income. The Company has also filed its final claim for refundable SR&ED credits from the Government of Canada and will record this income when it is received.

Comprehensive Loss

Comprehensive loss for the year ended December 31, 2015 was $5,569,107, resulting in a loss per share of $0.08, and for the nine month period ended December 31, 2014 was $2,489,137, resulting in a loss per share of $0.05. The increase in the comprehensive loss is primarily due to increased operating expenses in 2015, due to increased research and development as well as costs associated with becoming a public company and larger stock compensation expense, offset by a non-cash gain of $484,124 resulting from the warrant derivative liability recognition and remeasurement.

Liquidity and Capital Resources

We have not yet realized any revenues from our planned operations. We have incurred a deficit of $10,647,888 from inception on March 24, 2011 to December 31, 2015.

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds after costs of $11,341,397. At December 31, 2015 we had cash and cash equivalents of $6,617,082. We expect that we will have sufficient funds to continue operations for at least the next 12 months, including upon the planned merger of Interactive Motion.

As we proceed with the ARKE product development we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing, clinical trials and sales expenditures. Furthermore, upon the planned merger of Interactive Motion, we expect to assume all of their cash liabilities which as of February 29, 2016 was approximately $1,800,000, of which approximately $1,200,000 is expected to be paid after the close of the transaction, $210,000 is expected to be paid in September, 2015 and approximately $385,000 is expected to be paid upon the earlier of a capital raise of $15 million or more, or in two years.

During our review and due diligence of Interactive Motion prior to the execution of the Merger Agreement, we loaned an aggregate of $300,000 to Interactive Motion, which loans were secured by certain assets of Interactive Motion. On March 7, 2016, we loaned an additional $68,750 to Interactive Motion to fund certain Interactive Motion expenses in contemplation of the closing of the merger. The loan matures upon the earlier to occur of (a) the termination date of the merger agreement and (b) the effective date of the merger. The Company also advanced IMT $80,000 for closing costs during 2016.

We may require additional funds to further develop our expanded business plan, including the anticipated commercialization of the ARKE and the expansion of IMT’s products. Since it is impossible to predict with certainty the timing and amount of funds required to launch the ARKE in any other markets or any of our other proposed products, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

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

Net Cash Used in Operating Activities

During the year ended December 31, 2015, we used cash in operating activities of $4,590,387 compared to $1,639,478 for the nine month period ended December 31, 2014. The increased use of cash is mainly attributable to the larger loss for the year ended December 31, 2015. The change in fair value of warrant derivative liability did not have any impact on cash used in operating activities as it is a non-cash item.

Net Cash Used in Investing Activities

During the year ended December 31, 2015, net cash used in investing activities of was $380,195, compared to $109,316 for the nine month period ended December 31, 2014. Net cash used in investing activities in 2014 and 2015 was used for the acquisition of equipment and, in 2015 the Company provided a series of interest-bearing loans to Interactive Motion in the aggregate principal amount of $300,000. The Company’s purchase of additional computer equipment was due to the increase in engineers and equipment to help with the development of our technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11,341,397 for the year ended December 31, 2015 compared to $1,988,678 for the nine month period ended December 31, 2014. The principal reason for the increase is due to our private offering in 2015, which was much larger than the funds raised in 2014.

Recent Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the financial statements of adopting ASU 2014-09 will be assessed by management.

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the financial statements of adopting ASU 2014-15 will be assessed by management.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing on January 1, 2016. The Company does not anticipate that the adoption of ASU No. 2015-16 will have a material effect on the consolidated financial position or the consolidated results of operations and comprehensive loss.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing on January 1, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated financial position or the consolidated results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, as a result of the late filing of a single Form 8-K in January 2016.

Furthermore, in connection with the 2015 year-end closing process, management determined that the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015 (the “Original Filings”) should no longer be relied upon, and were restated due to non-cash errors identified in the accounting for the common stock purchase warrants issued in 2015 as part of the Offering. We have determined that this error represents a material weakness in our internal control over financial reporting. We intend to evaluate what actions need to be taken to remediate this weakness. See “–Management’s Annual Report on Internal Control Over Financial Reporting” below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Bionik Laboratories Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for our company and its subsidiaries Bionik Laboratories Inc. and Bionik Acquisition Inc. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

•	INADEQUATE SEGREGATION OF DUTIES: we have a lack of segregation of duties with internal accounting control functions limited to a relatively few individuals.

•	LACK OF AN AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY’S BOARD OF DIRECTORS: We do not have a functioning audit committee nor do we have a majority of independent directors, as only two of our five directors are independent with the remaining three members being members of management, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The Company plans to add directors in 2016 to allow for the creation of an independent Audit Committee.

•	RESTATEMENT OF UNAUDITED INTERIM FINANCIAL STATEMENTS: We did not maintain effective controls over the accounting of our common stock purchase warrants issued as part of the Offering. Specifically, controls were not designed to ensure that the warrants were properly accounted for as a derivative liability, instead of as equity, and management’s review process was not effective in detecting this error. This control weakness resulted in an error in the Company’s unaudited condensed consolidated financial statements contained in the Original Filings, resulting in the filing of amendments to each of the Original Filings to reflect the proper accounting treatment.

Management is committed to improving its internal controls and will:

•	continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities

•	increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and

•	may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer, has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of December 31, 2015, our executive officers and directors were as follows:

Name	Age	Position
Peter Bloch	56	Chief Executive Officer and Chairman of the Board of Directors
Michal Prywata	24	Chief Operating Officer and Director
Thiago Caires	27	Chief Technology Officer and Director
Leslie N. Markow	55	Chief Financial Officer
Robert Hariri	56	Director
Marc Mathieu	56	Director

Peter Bloch: Chief Executive Officer and Chairman of the Board of Directors. Mr. Bloch has served as the Company’s Chief Executive Officer since April 2013 and as Chairman of the Board of Directors since February 2014. From April 2012 to April 2013, Mr. Bloch served as our Chief Financial Officer. Mr. Bloch is a CPA, CA with a track record of building both public and private technology companies, mainly in the life sciences industry. Mr. Bloch currently serves as a Director of HB Agri Products Inc., a manufacturer of organic fertilizers from waste, since February 2014. From January 2008 to February 2009, Mr. Bloch served as the Chief Financial Officer of Just Energy, a public electricity and gas company. Since December 2011, Mr. Bloch has also served as a Director for Walmer Capital Corp., an acquisition company. His past 25 years of executive management experience includes serving as Chief Financial Officer and joint interim CEO of Sanofi Canada Inc., the Canadian affiliate of Sanofi, a global healthcare leader; Chief Financial Officer of Intellivax Inc., a biotechnology company which was sold to GlaxoSmithKline for $1.75 billion; founder of Tribute Pharmaceuticals, a specialty pharmaceutical company; and Chief Financial Officer of Gennum Corporation, a public semiconductor company focused on the TV and medical device market. These companies have ranged in size from start-ups to companies with revenues of over $2 billion. In these roles, Mr. Bloch has secured significant funding for both private and public companies, gained experience with initial public offerings and led a number of acquisitions and partnership transactions. We believe Mr. Bloch is qualified to serve as Chairman of the Board of Directors due to his public service experience, experience in the biotechnology and pharmaceuticals industries and his business contacts.

Michal Prywata: Chief Operating Officer and Director. Mr. Prywata is the co-founder of Bionik Canada and has served as our Chief Operating Officer since April 2013 and as a Director since March 2011. Mr. Prywata previously served as our Chief Executive Officer from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University until the end of his second year, with a focus on electronics and software development for medical products. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. He has spent the past 5 years with Bionik Canada, managing technological advancements, managing day-to-day operations, and developing concepts into products. In addition, Mr. Prywata, together with Mr. Caires, was responsible for raising and securing initial seed capital – subsequent capital raises were done together with Mr. Bloch. Mr. Prywata is the co-inventor of all current intellectual property of the Company. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

Thiago Caires: Chief Technology Officer and Director. Mr. Caires is the co-founder of Bionik Canada and has served as its chief technical officer since May 2013. He was its President from March 2011 to April 2013, at which time he was appointed Chief Technology Officer. He started his engineering training, studying one year in Mechatronics at PUC University, Rio de Janeiro, Brazil. Mr. Caires moved to Canada to attend Centennial College where he studied automation and robotics with a focus on robotics and CIM (computer integrated manufacturing) where he received Automation and Robotic Technician certification. After Centennial College he attended Ryerson University until the end of his third year for biomedical engineering, where his major focus was on prosthetics. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. While at Bionik Canada, Mr. Caires was responsible for managing technological advancements and creating the clinical trials strategy for the approvals of its first product. In addition, Mr. Caires, together with Mr. Prywata, was responsible for raising and securing initial seed capital - subsequent capital raises were done together with Mr. Bloch. Mr. Caires is the co-inventor of all of current intellectual property of the Company. Mr. Caires serves as a member of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Caires is qualified due to his experience in the medical device industry.

Leslie N. Markow: Chief Financial Officer. Ms. Markow has served as the Company’s Chief Financial Officer since September 2014. She is a CPA CA in Canada, a US CPA (Illinois) and Chartered Director. From 2002 to 2004 and since 2010, Ms. Markow has provided outsourced CFO, controller and financial services on a part-time basis to numerous public and private companies. In addition, in 2012-2013, Ms. Markow was the Chief Financial Officer of Stewardship Ontario, a supply chain operator of Blue Box and Orange Drop Programs for industry in the Province of Ontario. In 2010-2012, Ms. Markow was the Chief Financial Officer of Blue Ocean NutraSciences Inc. (formerly Solutions4CO2 Inc.), a public CO2 solution industrial company. From 2004 to 2010, Ms. Markow was the Director of Client Service for Resources Global Professionals, a Nasdaq-listed global consulting firm. From 1991-2002, she held various positions at SunOpta Inc. a TSX-Nasdaq listed company, which at that time was named Stake Technology Ltd. and was an industrial technology manufacturer, including as Chief Administrative Officer, Vice-President Regulatory Reporting & Compliance, Chief Financial Officer and Vice-President–Finance and Controller. Ms. Markow started her career in 1983 with predecessors of PricewaterhouseCoopers, ultimately holding a position as Senior Audit Manager and in 1991, she moved to SunOpta Inc. Ms. Markow is a member of the Board of Directors and Chairperson of the Audit Committee of Jemtec Inc., a Canadian public company that sells monitoring hardware and software. She also is a member of Financial Executives Canada, where she is a past National Board Director, Toronto Board Director, Toronto Chapter President and the winner of the Toronto Leadership Award, and is a faculty member of The Directors College, which is a joint venture of McMaster University and The Conference Board of Canada.

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

Marc Mathieu: Director. Mr. Mathieu has been the U.S. Chief Marketing Officer of Samsung North America since June 2015. Prior to that, from April 2011 to June 2015, he was Senior Vice President of Global Marketing at Unilever, where he was responsible for the development of Unilever’s global marketing strategy. Mr. Mathieu has also overseen the implementation of pivotal programs such as Project Sunlight, the first Unilever brand consumer initiative to motivate millions of people to adopt more sustainable lifestyles, and The Unilever Foundry, a platform that provides a single entry-point for innovative start-ups seeking to partner with Unilever. Since January 2011, Mr. Mathieu has been the Chairman and Co-founder of We&Co, a social app for People who provide and enjoy great service. From January 2009 through August 2011, Mr. Mathieu founded and was principal of the strategic brand consultancy, BeDo, which worked to build brands with purpose and fuse marketing and sustainability agendas. From 1996 through 2008, Mr. Mathieu held various positions at Coca-Cola, culminating in Senior Vice President Global Brand Marketing. He sits on the Advisory Panel of the Guardian Digital and Media network and writes for Marketing Week magazine. He is a regular conference and keynote speaker on themes such as the Future of Marketing. Mr. Mathieu has a passion for theatre and sits on the Board of Directors for the Almeida Theatre and Punchdrunk. We believe Mr. Mathieu is qualified to serve as a member of the Board of Directors due to his marketing experience.

There are no family relationships among any of our current or proposed officers and directors.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of Bionik for the periods indicated.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Peter Bloch(2)
Chief	2015	260,891	-	-	505,185	(3,9)	-	108,352	(4)	874,428
Executive	2014T	100,491	-	-	419,829	(3,5)	-	80,000		600,320
Officer	2014	-	-	-	-		-	169,996		169,996

Michal Prywata
Chief	2015	198,799	-	-	202,074	(3,9)	-	71,817	(6)	472,690
Operating	2014T	145,460	-	-	419,829	(3,5)	-	-		565,289
Officer	2014	157,650	-	-	-		-			157,650

Thiago Caires
Chief	2015	204,644	-	-	-		-	72,310	(7)	276,954
Technology	2014T	145,491	-	-	419,829	(3,5)	-	-		565,320
Officer	2014	157,650	-	-	-		-			157,650

Leslie N. Markow (8)
Chief	2015	131,923	24,000	-	488,789	(3,10)	-	4,997		649,709
Financial	2014T	32,134	-	-	-		-	-		32,134
Officer	2014	-	-	-	-		-	-		-

(1)	“2014T” refers to the Company’s nine month transition period ended December 31, 2014. “2014” refers to the Company’s fiscal year ended March 31, 2014.

(2)	Mr. Bloch was a consultant to Bionik Canada until August 2014. His consulting income is reflected under All Other Compensation in the table.

(3)	For assumptions made in such valuation, see Note 9 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-18.

(4)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $100,000 and a contribution to RRSP(Canadian IRA) and other benefits of $8,352.

(5)	On July 1, 2014, the Company issued 990,864 options to Messrs. Bloch, Prywata and Caires at an exercise price of $0.23 with a term of 7 years, which vest on May 27, 2015. On February 26, 2015, as a result of the Acquisition Transaction, the options were revalued for each executive to $419,829 for a total of $1,259,487. See “Outstanding Equity Awards” below for additional information on options granted to the named executive officers during the nine-month transition period ended December 31, 2014.

(6)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $65,000 and RRSP(Canadian IRA) contributions and other benefits of $6,817.

(7)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $65,000 and RRSP(Canadian IRA) contributions and other benefits of $7,310.

(8)	Ms. Markow was hired by Bionik Canada on September 3, 2014 on a part-time basis and became a full time employee on September 16, 2015.

(9)	On December 14, 2015, we issued 1,000,000 options to Mr. Bloch and 400,000 options to Mr. Prywata at an exercise price of $1.00 that vest equally over three years on the anniversary date starting December 14, 2016.

(10)	On November 24, 2015, we issued 400,000 options to Ms. Markow at an exercise price of $1.22, that vest equally over three years on the anniversary date starting November 24, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Peter Bloch	990,864	(1)	-		$0.23	July 1, 2021
	-		1,000,000	(2)	$1.00	December 14, 2022

Michal Prywata	990,864	(1)	-		$0.23	July 1, 2021
	-		400,000	(2)	$1.00	December 14, 2022

Thiago Caires	990,864	(1)	-		$0.23	July 1, 2021

Leslie N. Markow	94,371	(3)	-		$0.23	February 16, 2022
	-		47,186	(3)	$0.23	February 16, 2022
	-		400,000	(4)	$1.22	November 24, 2022

(1)	On July 1, 2014, Bionik Canada issued 2,972,592 options (adjusted for post-Acquisition Transaction) equally split between Messrs. Bloch, Prywata and Caires, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. All of such options were issued subject to and contingent on the successful consummation of the Offering and the Acquisition Transaction, which took place on February 26, 2015. Accordingly, such options are deemed issued as of February 26, 2015.

(2)	On December 14, 2015, we issued 1,000,000 options to Mr. Bloch and 400,000 options to Mr. Prywata at an exercise price of $1.00 that vest equally over three years on the anniversary date starting December 14, 2016.

(3)	On February 17, 2015, we issued 141,557 options (adjusted for post-Acquisition Transaction) to Ms. Markow at an exercise price of $0.23, that vest one-third immediately and two thirds over the next two anniversary dates with an expiry date of seven years.

(4)	On November 24, 2015, we issued 400,000 options to Ms. Markow at an exercise price of $1.22, that vest equally over three years on the anniversary date starting November 24, 2016.

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

Mr. Prywata would also be entitled to receive a target annual cash bonus of 30% of base salary,. Mr. Prywata is further entitled to a cash and option bonus based on a per patent creation basis, as determined by the Board of Directors.

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

Mr. Caires would also be entitled to receive a target annual cash bonus of 30% of base salary. Mr. Caires is further entitled to a cash and option bonus based on a per patent creation basis, as determined by the Board of Directors.

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

Leslie N. Markow

Bionik Canada entered into an employment agreement with Leslie Markow on September 3, 2014 to serve as our Chief Financial Officer, on a part-time, indefinite basis subject to the termination provisions described in the agreement. On September 16, 2015, Ms. Markow was promoted to full time. Pursuant to the terms of the agreement, as amended, Ms. Markow receives an annual base salary of $210,000 payable semi-monthly in arrears. The salary will be reviewed on an annual basis to determine potential increases based on Ms. Markow’s performance and that of the Company. Ms. Markow would also be entitled to receive a target annual cash bonus of 30% of base salary, and a grant of options in an amount to be determined at the price of the Acquisition Transaction, upon the closing of the Acquisition Transaction, to vest over three years in equal annual installments.

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

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminate the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provide that the Company will indemnify its officers and directors to the fullest extent permitted by law. We believe that this indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of March 11, 2016, is comprised of Peter Bloch, Michal Prywata, Thiago Caires, Robert Hariri and Marc Mathieu.

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

Term of Office

Directors are appointed to hold office until the next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

Director Compensation

Name	Fees earned or paid in cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Robert Hariri	$20,000	-	$128,360	(1)	-	-	$-	$148,360

Marc Mathieu	-	-	$101,037	(1)	-	-	$-	$101,037

(1)	On December 14, 2015, Dr. Hariri and Mr. Mathieu were each granted 200,000 options exercisable at $1.00, which vest equally over three years on the anniversary date starting December 14, 2016. In addition, Dr. Hariri was granted 62,914 options on February 15, 2015, exercisable at $0.23, of which one third vested immediately and the remainder vests equally on the one year and two year anniversary of the date of grant.

Our independent directors each receive an annual cash payment of up to $20,000, as well as reimbursement for expenses incurred by them in connection with attending board meetings. They also are eligible for stock option grants.

Messrs. Bloch, Prywata and Caires received compensation for their respective services to the Company as set forth above under “Compensation of Executive Officers.”

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

Code of Business Conduct and Ethics Policy

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Company.

Based on our review of the copies of such forms received by us, and to the best of our knowledge, other than Mr. Mathieu, who did not file a Form 4 disclosing the acquisition of certain options beneficial owned by him, by the deadline, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our Common Stock as of March 11, 2016 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 11, 2016 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table assumes 72,591,292 shares are outstanding as of March 11, 2016, consisting of 22,591,292 shares of Common Stock and 50,000,000 Common Stock equivalents through the Exchangeable Shares.

The percentages below assume the exchange by all of the holders of Exchangeable Shares of Bionik Canada for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Peter Bloch (1)(2)	7,074,768	9.61%
Michal Prywata (1)(3)	8,487,215	11.53%
Thiago Caires (1)(4)	8,487,215	11.53%
Olivier Archambaud (1)	7,210,768	9.93%
Leslie N. Markow (5)	94,374	*
Robert Hariri (6)	291,944	*
Marc Mathieu	-	-
All directors, director appointees and executive officers as a group (6 persons)	24,435,516	32.23%

* Less than 1%

(1)	Such shares will initially be held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:
•	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Acquisition Transaction;
•	Have dividend entitlements and other attributes corresponding to the Common Stock;
•	Be exchangeable, at each holder’s option, for Common Stock; and
•	Upon the direction of our board of directors, be exchanged for Common Stock on the 10-year anniversary of the First Closing, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)	Includes options to acquire 990,864 Exchangeable Shares.
(3)	Includes options to acquire 990,864 Exchangeable Shares. Does not include 160,000 Exchangeable Shares expected to be issued to Mr. Prywata.
(4)	Includes options to acquire 990,864 Exchangeable Shares. Does not include 160,000 Exchangeable Shares expected to be issued to Mr. Caires.
(5)	Represents 94,374 options to acquire shares of our common stock.
(6)	Includes options to acquire 41,944 shares of our common stock and warrants to acquire 125,000 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedures and Policies

We consider “related party transactions” to be transactions between our Company and (i) a director, officer, director nominee or beneficial owner of greater than five percent of our stock; (ii) the spouse, parents, children, siblings or in-laws of any person named in (i); or (iii) an entity in which one of our directors or officers is also a director or officer or has a material financial interest.

Our Board of Directors is vested with the responsibility of evaluating and approving any potential related party transaction, unless a special committee consisting solely of independent directors is appointed by the Board of Directors. We do not have any formal policies or procedures for related party transactions.

Transactions with Related Parties

As of February 26, 2015, as part of the Acquisition Transaction, the Company spun off Strategic Dental Alliance, Inc., a Colorado corporation, a wholly-owned subsidiary of the Company and, until the Acquisition Transaction, the holder of certain of the Company’s assets and liabilities, to Messrs. Brian Ray and John Lundgreen, former directors and executive officers of the Company.

As of February 26, 2015, as part of the Acquisition Transaction and the resignation of Mr. Kibler as our Chief Executive Officer, we cancelled an aggregate of 90,207,241 shares of the Company’s common stock beneficially owned by AAK Ventures, LLC, a Delaware limited liability company controlled by Mr. Kibler.

In June, 2014, Olivier Archambaud, a former director of Bionik Canada, received payments and fees of CDN$233,000 for services rendered to Bionik with respect to a capital raise transaction, which he subsequently converted into 247,778 common shares of Bionik Canada at $0.81 ($0.90 CAD) per share. Subsequent to March 31, 2014, one advance amounting to $85,947 was settled by the issuance of 105,555 pre-transaction common shares to Mr. Archambaud.

As of December 31, 2015, we had aggregate advances repayable by Messrs. Prywata and Caires of $38,554 (December 31, 2014 -$44,986)which bear interest at a prescribed rate of 1% and are repayable on demand in Canadian dollars.

At December 31, 2015, there was $2,970 (December 31, 2015 -$4,220) owing to Peter Bloch and $856 (December 31, 2014- $5,930) owing to Thiago Caires, $878 (December 31, 2014 – nil) owing to Michal Prywata and $346 (December 31, 2014 – nil) owing to Leslie Markow for sums paid by them on behalf of Bionik Canada for certain of its expenses. Subsequent to December 31, 2015, all of such amounts have been paid.

In connection with a CDN$250,000 loan obtained by Bionik Canada (which loan has been repaid), Bionik Canada agreed to transfer pre-transaction 83,574 common shares to the lenders. In addition, Messrs. Caires and Prywata also transferred 100,000 pre-transaction common shares to the loan holder and this will be reimbursed by the issuance of 320,000 exchangeable shares to Messrs. Caires and Prywata effective as of the date of the Acquisition Transaction. These shares have not yet been issued.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

Item 14. Principal Accounting Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the year ended December 31, 2015 with management and have reviewed related written disclosures of MNP LLP, our independent accountants for the year ended December 31, 2015, of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended December 31, 2015 and nine month transition period ended December 31, for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the fiscal year ended December 31, 2015, the transition period ended December 31, 2014 and the fiscal year ended March 31, 2014, and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2015	2014T	2014

Audit Fees	124,625	70,198	-

Audit-Related Fees	14,481	-	-

Tax Fees	11,877	9.833	-

All Other Fees	3,210	-	-

Total Fees	154,193	80,031	-

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

Pre-Approval Policies and Procedures

Our board of directors is in the process of adopting a policy on pre-approval of audit and permissible non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein

Exhibit Number	Description of Exhibits

2.1	Plan of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
2.2	Agreement and Plan of Merger, dated as of March 1, 2016, by and among Bionik Laboratories Corp., Bionik Mergerco Inc. and Interactive Motion Technologies Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2016)
2.3*	Waiver and Amendment Agreement, dated as of March 14, 2016, by and among Bionik Laboratories Corp., Hermano Igo Krebs, Bionik Mergerco Inc. and Interactive Motion Technologies, Inc.
3.1	Articles of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.2	Certificate of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.3	Certificate of Incorporation, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.4	Delaware By-laws, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.5	Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3.6	Amended and Restated By-Laws (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.3	Form of Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.4	Form of Warrant to Pope and Company Limited (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the Fiscal Quarter Ended September 30, 2015)
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.6	Spin-Off Agreement, dated as of February 26, 2015, by and among Bionik Laboratories Corp., and Brian E. Ray and Jon Lundgreen (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.7	Assignment and Assumption Agreement, dated as of February 26, 2015, by and between Bionik Laboratories Corp. and Tungsten 74 LLC (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.8	Form of Subscription Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.9**	Peter Bloch Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.10**	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.11**	Thiago Caires Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.12**	Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.13**	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)
10.14	Bridge Loan and Security Agreement between the Registrant and Interactive Motion Technologies Inc., dated as of May 5, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the Fiscal Quarter Ended September 30, 2015)
10.15	Bridge Loan and Security Agreement between the Registrant and Interactive Motion Technologies Inc., dated as of August 22, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the Fiscal Quarter Ended September 30, 2015)
10.16	Loan and Security Agreement, dated March 7, 2016, between Bionik Laboratories Corp. and Interactive Motion Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2016)
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Peter Bloch
Peter Bloch
Chairman and Chief Executive Officer

Dated: March 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Peter Bloch	Chief Executive Officer Director and	March 17, 2016
Peter Bloch	(Principal Executive Officer)

/S/ Leslie N. Markow	Chief Financial Officer	March 17, 2016
Leslie Markow	(Principal Financial and Accounting Officer)

/S/ Michal Prywata	Chief Operating Officer	March 17, 2016
Michal Prywata	and Director

/S/ Thiago Caires	Chief Technology Officer	March 17, 2016
Thiago Caires	and Director

/S/ Robert Hariri	Director	March 17, 2016
Robert Hariri

/S/ Marc Mathieu	Director	March 17, 2016
Marc Mathieu

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(Amounts expressed in US Dollars)

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at December 31, 2015 and December 31, 2014	F-3

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015 and the nine month period ended December 31, 2014	F-4

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the year ended December 31, 2015 and the nine month period ended December 31, 2014	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the nine month period ended December 31, 2014	F-6

Notes to Consolidated Financial Statements	F-7 – F-26

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bionik Laboratories Corp

We have audited the accompanying balance sheets of Bionik Laboratories Corp as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficiency) and cash flows for the year ended December 31, 2015 and nine month period ended December 31, 2014. Bionik Laboratories Corp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Bionik Laboratories Corp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bionik Laboratories Corp’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionik Laboratories Corp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and nine month period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

March 17, 2016

ACCOUNTING › CONSULTING › TAX 900-50 BURNHAMTHORPE ROAD W, MISSISSAUGA, ON, L5B 3C2 P: 416.626.6000 F: 416.626.8650 MNP.ca

Bionik Laboratories Corp.

Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	December 31, 2015	December 31, 2014
	$	$
Assets
Current
Cash and cash equivalents	6,617,082	209,933
Prepaid expenses and other receivables (Note 3)	188,217	81,130
Due from related parties (Note 7)	38,554	44,986
Loans receivable (Note 4)	307,459	-
Total Current Assets	7,151,312	336,049
Equipment (Note 5)	87,103	77,922
Total Assets	7,238,415	413,971

Liabilities and Shareholders’ Equity (Deficiency)
Current
Accounts payable (Note 7)	134,718	308,947
Accrued liabilities	57,840	155,463
Warrant derivative liability (Note 10)	6,067,869	-
Total Liabilities	6,260,427	464,410
Shareholders’ Equity (Deficiency)
Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1 (December 31, 2014 – Nil)	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Exchangeable Shares; Authorized – Unlimited, Issued and outstanding – 22,428,313 and 50,000,000 Exchangeable Shares (December 31, 2014 – nil and 49,737,096 Exchangeable Shares) (Note 8)	72,428	49,737
Additional paid-in capital	11,412,399	4,936,456
Shares to be issued (Note 8(xiii))	98,900	-
Deficit	(10,647,888)	(5,053,982)
Accumulated other comprehensive income	42,149	17,350
Total Shareholders’ Equity (Deficiency)	977,988	(50,439)
Total Liabilities and Shareholders’ Equity (Deficiency)	7,238,415	413,971

Commitments and Contingencies (Note 12)

Subsequent events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

Bionik Laboratories Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in U.S. Dollars)

	Year Ended	Nine month period ended
	December 31 2015	December 31 2014
	$	$

Operating expenses
Research and development	1,489,483	1,101,820
General and administrative	2,666,669	1,192,244
Share-based compensation expense (Notes 8(v), 8(xiii) and 9)	1,709,230	112,573
Depreciation (Note 5)	59,479	34,036
Total operating expenses	5,924,861	2,440,673

Other expenses (income)
Imputed interest expense (Note 6)	-	27,677
Interest expense	3,018	6,212
Other income	(33,974)	(46,026)
Foreign exchange loss	184,125	36,211
Change in fair value of warrant derivative liability (Note 10)	(484,124)	-
Total other (income) expenses	(330,955)	24,074

Net loss for the period	(5,593,906)	(2,464,747)
Foreign exchange translation adjustment	24,799	(24,390)

Net loss and comprehensive loss for the period	(5,569,107)	(2,489,137)

Loss per share – basic and diluted	$(0.08)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	67,210,266	48,225,034

The accompanying notes are an integral part of these consolidated financial statements

Bionik Laboratories Corp.

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares		Additional Paid In	Shares to be		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Income	Total
		$		$	$	$	$	$	$
Balance, March 31, 2014	-	-	36,621,885	36,622	1,736,247	-	(2,589,235)	41,740	(774,626)
Issuance of common shares for cash (Note 8(i))	-	-	10,792,335	10,792	2,605,270	-	-	-	2,616,062
Share issue costs (Note 8(i))	-	-	-	-	(11,609)	-	-	-	(11,609)
Shares issues on conversion of loans (Notes 8(ii) and (iii))	-	-	1,012,142	1,012	238,734	-	-	-	239,746
Beneficial conversion feature (Note 6)	-	-	-	-	27,677	-	-	-	27,677
Shares issued on exercise of stock options (Note 8(iv))	-	-	1,310,734	1,311	227,564	-	-	-	228,875
Share compensation expense (Note 9)	-	-	-	-	112,573	-	-	-	112,573
Net loss for the period	-	-	-	-	-	-	(2,464,747)	-	(2,464,747)
Foreign currency translation	-	-	-	-	-	-	-	(24,390)	(24,390)
Balance, December 31, 2014	-	-	49,737,096	49,737	4,936,456	-	(5,053,982)	17,350	(50,439)
Effect of the Reverse Acquisition	1	-	6,000,063	6,000	(6,000)	-	-	-	-
Shares issued on private placement (Notes 8(v) and (xii))	-	-	16,408,250	16,408	4,772,996	-	-	-	4,789,404
Shares to be issued for services (Note 8(xiii))	-	-	-	-	-	98,900	-	-	98,900
Share compensation expense (Note 9)	-	-	282,904	283	1,708,947	-	-	-	1,709,230
Net loss for the year	-	-	-	-	-	-	(5,593,906)	-	(5,593,906)
Foreign currency translation	-	-	-	-	-	-	-	24,799	24,799
Balance, December 31, 2015	1	-	72,428,313	72,428	11,412,399	98,900	(10,647,888)	42,149	977,988

The accompanying notes are an integral part of these consolidated financial statements

Bionik Laboratories Corp.

Consolidated Statements of Cash Flows

(Amounts expressed in U.S. Dollars)

	Year ended December 31, 2015	Nine month period ended December 31, 2014
	$	$
Operating activities
Net loss for the year/period	(5,593,906)	(2,464,747)
Adjustment for items not affecting cash
Depreciation of equipment	59,479	34,036
Imputed interest	-	27,677
Interest income	(7,459)	-
Share-based compensation expense	1,709,230	112,573
Shares to be issued for services	98,900	-
Change in fair value of warrant derivative liability	(484,124)	-
	(4,217,880)	(2,290,461)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(107,087)	420,709
Due from related parties	6,432	-
Accounts payable	(174,229)	195,427
Accrued liabilities	(97,623)	34,847
Net cash used in operating activities	(4,590,387)	(1,639,478)
Investing activities
Acquisition of equipment	(80,195)	(109,316)
Provision of a loan receivable	(300,000)	-
Net cash used in investing activities	(380,195)	(109,316)
Financing activities
Proceeds from issuance of shares, net of issue costs	11,341,397	2,604,453
Repayment of proceeds from loans payable	-	(733,293)
Proceeds from the exercise of options	-	228,875
Repayment of loans from related parties	-	(111,357)
Net cash provided by financing activities	11,341,397	1,988,678
Effects of foreign currency exchange rate changes on cash and cash equivalents	36,334	(33,433)
Net increase in cash and cash equivalents for the year/period	6,407,149	206,451
Cash and cash equivalents, beginning of year/period	209,933	3,482
Cash and cash equivalents, end of year/period	6,617,082	209,933
Supplemental information:
Issuance of shares on conversion of loans	$500,000	$239,746

The accompanying notes are an integral part of these consolidated financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS

The Company and its Operations

Bionik Laboratories Corp. (formerly Drywave Technologies Inc., the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013, the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved on September 24, 2014. The consolidated financial statements consolidate the Company, subject to the Exchangable Shares referred to below, and its wholly-owned subsidiaries Bionik Laboratories Inc. (“Bionik Canada”) and Bionik Acquisition Inc.

The Company is a bioengineering research and development company targeting diseases and injuries that impact human mobility. The Company is working towards its first product, which will be the “ARKE”, a robotic pair of exoskeleton legs to be used for rehabilitation purposes.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

On February 26, 2015, the Company finalized a Share Exchange Agreement whereby Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition, the Company issued one Special Voting Preferred Share (Note 8).

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

The Company has not yet realized any revenues from its planned operations. As at December 31, 2015, the Company had working capital surplus of $890,885 (December 31, 2014 – deficit of $128,361) and shareholders’ equity of $977,988 (December 31, 2014 – deficiency of $50,439) and incurred a net loss and comprehensive loss of $5,569,107 for the year ended December 31, 2015 (nine months ended December 31, 2014 - $2,489,137).  Further, the Company expects that the ARKE will be categorized as a Class I device under Health Canada, and Class IIa in Europe to obtain the CE Mark and be a Class II medical device under the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, M5G 2C9.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: the valuation of the warrant derivative liability and the valuation allowance for deferred tax assets.

The selection of the appropriate valuation model to apply to the warrant derivative liability and the related inputs and assumptions that are required to determine that valuation require significant judgment and require management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. As the derivative warrant liability is required to be measured at fair value at each reporting date it is reasonably possible that these estimates and assumptions could change in the near term.

Foreign Currency Translation

On April 1, 2015, Bionik Canada and Bionik Acquisition Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well the Company anticipates revenues to be earned in U.S. dollars. The change in accounting treatment was applied prospectively. The functional currency is separately determined for the Company and each of its subsidiaries, and is used to measure the financial position and operating results. The functional currency of the Company and its wholly-owned subsidiaries is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are recognized in profit or loss. Non-monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the declining balance method, over the estimated useful lives of these assets. The costs of improvements that extend the life of equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Property and equipment are depreciated as follows:

Computer & Electronics	50% per annum
Furniture and Fixtures	20% per annum
Tools and Parts	20% per annum

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Government Grant and Input Tax Credit Recoveries

The Company receives certain grant and input tax credit recoveries from the Canadian government in compensation for eligible expenditures. These are presented as other income in the statement of operations and comprehensive loss as they generally relate to a number of the Company’s operating expenses, such as salaries and benefits, research and development and professional and consulting fees. The recoveries are recognized in the corresponding period when such expenses are incurred and collection of the grant funds is assured.

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

Warrant Derivative Liability

The Company’s derivative warrant instruments are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (Note 10). The warrant derivative liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of warrant liability”.

Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not have any reportable segments. All of its operations and assets are domiciled in Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of related assets and liabilities in the period in which such events occur. Such adjustment may have a material impact on Bionik’s income tax provision and results of operations.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, other receivables, accounts payable, accrued liabilities, and due from related parties approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

As at December 31, 2015, the Company’s warrant derivative liability is measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the year.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Common share equivalents, options and warrants are excluded from the computation of diluted loss per share when their effect is anti-dilutive, as they are in 2015 and 2014.

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

Reclassifications

Certain amounts have been reclassified within the consolidated statement of operations and comprehensive loss for the nine month period ended December 31, 2014, in order to conform with current presentation. There was no impact to the previously reported net loss.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on our consolidated financial statements of adopting ASU 2014-09 will be assessed by management.

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the consolidated financial statements of adopting ASU 2014-15 will be assessed by management.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Recently Issued Accounting Pronouncements - Continued

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing on January 1, 2016. The Company does not anticipate that the adoption of ASU No. 2015-16 will have a material effect on the consolidated financial position or the consolidated results of operations and comprehensive loss.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing on January 1, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated financial position or the consolidated results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	PREPAID EXPENSES AND OTHER RECEIVABLES

	December 31, 2015	December 31, 2014
	$	$
Prepaid expenses and other receivables	120,661	18,172
Prepaid insurance	12,966	40,630
Sales taxes receivable (i)	54,590	22,328
	188,217	81,130

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

4.	LOANS RECEIVABLE

During the year, the Company provided two loans to a third party (the “Borrower”) in the aggregate amount of $300,000 under normal commercial terms, while the Company and Borrower explore a possible strategic relationship or other commercial transaction (a “Possible Transaction”). The loans both carry an interest rate of 6% and are secured by all assets of the third party subject to a $200,000 subordination to a third party financial services company. Of the $300,000, $150,000 is repayable upon the earliest of May 5, 2016, the consummation of certain Possible Transactions and any consolidation, merger, combination, reorganization or other similar transaction entered into by the Borrower and interest is payable semi-yearly. The remaining $150,000, along with accrued interest, is repayable upon the earliest of the nine-month anniversary of the termination date of any letter of intent with respect to a Possible Transaction and the consummation of certain Possible Transactions or any other similar transaction similar to a Possible Transaction without the participation of the Company. As at December 31, 2015, accrued interest amounted to $7,459, which was included in the loan balance.

5.	EQUIPMENT

Equipment consisted of the following as at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	148,214	84,072	64,142	77,650	27,438	50,212
Furniture and fixtures	23,496	9,478	14,018	24,909	7,325	17,584
Tools and parts	11,422	2,479	8,943	11,913	1,787	10,126
	183,132	96,029	87,103	114,472	36,550	77,922

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the year ended December 31, 2015 was $59,479 (December 31, 2014 - $34,036).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

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

The note matured on February 28, 2014, at this point the conversion option expired and the note became due on demand; however, no repayment was demanded. Upon the occurrence of the April financing (Note 8(i)) the Company agreed to honor the original conversion option and a beneficial conversion feature of $27,677 was recognized. As the note was due on demand the Company immediately recognized imputed interest of $27,677 in the consolidated statement of operations and comprehensive loss.

On May 9, 2014, the lender converted the note plus accrued interest into common shares based on the 20% discount to the $0.22 ($0.24 CAD) per share equity financing that was accomplished in April 2014 and the Company issued these pre-transaction shares in June 2014 (see Note 8(iii)).

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of December 31, 2015, the Company had advances receivable from the Chief Operating Officer (“COO”) and Chief Technology Officer (“CTO”) for $38,554 (December 31, 2014 – $44,986). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. During the nine month period ended December 31, 2014, the Company advanced funds to settle a tax assessment; the Company paid additional salary amounts that had not been made during the period; and, the Company reimbursed $37,837 ($44,000 CAD) related to various out-of-pocket costs they incurred on behalf of the Company. During 2015, the Company accrued interest receivable in the amount of $756 ($1,046 CAD), the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

Issuance of shares to settle due to related party

(b)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) was settled by issuance of 331,443 common shares to a former director.

Accounts payable and accrued liabilities

(c)	As at December 31, 2015, $2,970 (December 31, 2014 - $4,220) was owing to the CEO, $856 (December 31, 2014 - $5,930) owing to the CTO, $878 was owing to the COO (December 31, 2014 - $nil) and $346 (December 31, 2014 – $nil) owing to the CFO, related to business expenses, all of which are included in accounts payable or accrued liabilities.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL

		December 31, 2015			December 31, 2014
		Number of shares	$		Number of shares	$
Exchangeable Shares:
Balance, beginning of year/period		49,737,096	49,737		36,621,885	36,622
Shares issued for services	(v)	262,904	263		-	-
Shares issued under private placement		-	-	(i)	10,792,335	10,792
Shares issued on conversion and settlement of debt		-	-	(ii)(iii)	1,012,142	1,012
Shares issued on the exercise of options		-	-	(iv)	1,310,734	1,311
Balance, end of the year/period		50,000,000	50,000		49,737,096	49,737
Common Shares
Balance, beginning of the year		-	-		-	-
Shares issued as Merger consideration	(vii)	6,000,063	6,000		-	-
Shares issued under private placement	(vi)-(xii)	16,408,250	16,408		-	-
Shares issued for services	(xiii)	20,000	20
Balance, end of the year		22,428,313	22,428		-	-
TOTAL COMMON SHARES		72,428,313	72,428		-	-

(i)	In April, 2014, the Company completed a private placement issuing 10,792,335 common shares at a price of $0.24 per share for gross proceeds of $2,616,062. A former director of the Company assisted in securing a significant portion of this financing. The Company incurred $11,609 in share issue costs related to the transaction.

(ii)	In May 2014, the Company issued 436,908 common shares in exchange for the settlement of $115,223 of unsecured debt.

(iii)	In June, 2014, the Company issued 575,234 common shares on conversion of the convertible secured promissory note (Note 6). The note plus accrued interest totaled $124,523 and was converted at a 20% discount to the April 2014 private placement.

(iv)	In June 2014, the Company issued 1,310,734 common shares for the exercise of stock options. The Company received cash of $228,875.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL – Continued

(v)	On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 8(vi)), and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the CTO and COO 320,000 common shares. As at December 31, 2015, these shares have not yet been issued.

(vi)	Concurrently with the closing of the Merger on February 26, 2015, the Company issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant derivative liability on the consolidated balance sheet (Note 10). After deducting the value of the warrants and the share issue costs, $4,789,404 was attributed to the value of the common shares.

(vii)	Immediately following the Merger and the First Closing, 6,000,063 common shares were held by existing Drywave stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of the common shares through their ownership of 100% of the Exchangeable Shares which are held in 1 Special Preferred Share. The Special Preferred Share votes on behalf of the 50,000,000 Exchangeable Shares alongside the common shares of the Company as a single class.

(viii)	On March 27, 2015, the Company issued 1,212,500 Units for gross proceeds of $970,000 to accredited investors in a second closing (the “Second Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Second Closing of $141,100 and issued 121,250 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $207,425 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(ix)	On March 31 2015, the Company issued 891,250 Units for gross proceeds of $713,000 to accredited investors in a third closing (the “Third Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Third Closing of $97,099 and issued 89,125 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $143,389 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL – Continued

(x)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $435,682 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(xi)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $147,566 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $37,739 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(xii)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $74,625 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(xiii)	During the year, the Company entered into service agreements that resulted in a commitment to issue up to an December 31, 2016 and pay up to $130,000 over the next 12 months. During the year 20,000 common shares were issued pursuant to these commitments valued at $31,000 is included in share-based compensation. Subsequent to year -end, pursuant to this commitment 53,233 shares related to services provided in 2015 were issued (Note 13). As at December 31, 2015, these shares, valued at $43,900, have been recorded as shares to be issued with the corresponding expense included in general and administrative expense.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL – Continued

Special Voting Preferred Share

In connection with the Merger (Note 1), on February 26, 2015, the Company entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one Special Voting Preferred Share to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Preferred Share for the benefit of the holders of the Exchangeable Shares (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries will have voting rights in the Company equivalent to what they would have had, had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries.

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

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the year ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014 was $230,930 and $118,957 respectively. During the year ended December 31, 2015, 188,736 options were cancelled and $83,034 and $18,619 (December 31, 2014 - $82,038 and $30,535) has been recorded as share-based compensation related to the vesting of these stock options.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS – Continued

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487, which has been recorded as share-based compensation in the year ended December 31, 2015.

On February 17, 2015, the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. During the year ended December 31, 2015, 78,643 options were cancelled and $63,774 has been recorded as share-based compensation related to the vesting of these stock options.

On November 24, 2015, the Company issued 650,000 options granted to employees that vest over three years at the anniversary date. During the year ended December 31, 2015, $23,442 has been recorded as share-based compensation related to the vesting of these options. The grant date fair value of the options was $694,384.

On December 14, 2015, the Company issued 2,495,000 options granted to employees, directors and consultants that vest over three years at the anniversary date. During the year ended December 31, 2015, $19,552 has been recorded as share-based compensation expenses related to the vesting of these options. The grant date fair value of the options was $1,260,437.

These options granted and revalued during the year ended December 31, 2015 were valued using the Black-Scholes option pricing model with the following key assumptions:

Grant date	Expected life in years	Risk free rate	Dividend rate	Forfeiture rate	Expected volatility	Grant date fair value
February 17, 2015	5.00	1.59%	0%	0%	114%	$136,613
July 1, 2014	4.35	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	6.32	1.59%	0%	0%	114%	$118,957
April 11, 2014	4.14	1.59%	0%	0%	114%	$230,930
November 24, 2015	7	1.59%	0%	0%	114%	$694,384
December 14, 2015	7	1.59%	0%	0%	114%	$1,260,437

A summary of the Company’s outstanding options is as follows

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Merger	(3,768,428)	0.22
Re-issued as part of Merger	3,768,428	0.22
Issued	3,459,560	0.97
Cancelled	(267,379)	0.22
Outstanding, December 31, 2015	6,960,609	0.59

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of December 31, 2015:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	500,150	April 1, 2021	354,404
0.23	106,950	June 20, 2021	71,300
0.23	2,972,592	July 1, 2021	2,972,592
0.23	235,917	February 17, 2022	78,643
1.22	650,000	November 24, 2022	-
1.00	2,495,000	December 14, 2022	-
	6,960,609		3,476,939

The weighted-average remaining contractual term of the outstanding options is 6.16 (2014 – 6.47) and for the options that are exercisable 5.49 (2014 – 6.33).

10.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014 and 2013	-	-
Issued	18,049,075	1.35
Outstanding and exercisable, December 31, 2015	18,049,075	1.35

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

10.	WARRANTS – Continued

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of December 31, 2015:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 8(vi)	7,735,750	February 26, 2019
0.80	Note 8(vi)	773,575	February 26, 2019
1.40	Note 8(viii)	1,212,500	March 27, 2019
0.80	Note 8(viii)	121,250	March 27, 2019
1.40	Note 8(ix)	891,250	March 31, 2019
0.80	Note 8(ix)	89,125	March 31, 2019
1.40	Note 8(x)	3,115,000	April 21, 2019
0.80	Note 8(x)	311,500	April 21, 2019
1.40	Note 8(xi)	1,418,750	May 27, 2019
0.80	Note 8(xi)	141,875	May 27, 2019
1.40	Note 8(xii)	2,035,000	June 30, 2019
0.80	Note 8(xii)	203,500	June 30, 2019
		18,049,075

Exchangeable share purchase warrants

In 2014 the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction the Company was committed to issue these lenders warrants exercisable into 349,522 Exchangeable Shares at an exercise price of $0.23 per share for a period ending March 21, 2017. During the year ended December 31, 2015, the Company issued these warrants.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

10.	WARRANTS – Continued

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

The Company’s derivative instruments have been measured at fair value at inception and at December 31, 2015 using a simulation model. The Company recognizes all of its warrants with price protection on its consolidated balance sheet as a derivative liability.

The following summarizes the changes in the value of the warrant derivative liability from inception until December 31, 2015:

		Number of Warrants	Value ($)

Warrants issued in February 26, 2015 financing	Note 8(vi)	8,509,325	550,374
Warrants issued in March 27, 2015 financing	Note 8(viii)	1,333,750	1,036,325
Warrants issued in March 31, 2015 financing	Note 8(ix)	980,375	759,290
Warrants issued in April 21, 2015 financing	Note 8(x)	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	Note 8(xi)	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	Note 8(xii)	2,238,500	1,490,969
Total at inception			7,450,853
Change in fair value of warrant derivative liability			(1,382,984)
Balance at December 31, 2015			6,067,869

During the year ended December 31, 2015 the Company recorded a loss of $898,860 on initial recognition of the warrant derivative liability and a gain of $1,382,984 on re-measurement to fair value at year-end. The net impact is a gain of $484,124 for the year ended December 31, 2015 was recorded as a change in fair value of warrant derivative liability within the Company’s consolidated statements of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

10.	WARRANTS – Continued

The key inputs and assumptions used in the simulation model at inception and at December 31, 2015 are as follows:

Grant date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free rate	Dividend rate	Expected volatility	Grant date fair value ($)
At Inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457
At Year End:
December 31, 2015	16,408,250	3.16	1.4	0.65%	0%	53.58%	5,315,536
December 31, 2015	1,640,825	3.16	0.8	0.65%	0%	53.58%	752,333

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

11.	INCOME TAXES

	December 31, 2015	9 month period ended December 31, 2014
	$	$
Components of net loss before income taxes consists of the following:
U.S.	(2,372,510)	-
Canada	(3,221,396)	(2,464,747)
	(5,593,906)	(2,464,747)

Reconciliation of the statutory tax rate of 35% (2014 – 26.5%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	2015	2014
	$	$
Net loss for the period before recovery of income taxes	(5,593,906)	(2,464,747)

Statutory rate	35%	26.5%
Expected income tax recovery	(1,957,867)	(653,158)
Tax rate changes and other basis adjustments	364,651	(29,109)
Stock-based compensation	587,381	-
Non-deductible expenses	57,625	193,305
Change in valuation allowance	948,210	488,962

Recovery of income taxes	-	-

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

11.	INCOME TAXES – Continued

Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	2015	2014
	$	$
Property and equipment	47,495	36,940
Share issue costs	3,877	162,350
SR&ED pool	340,585	7,137
Other	39,947	18,621
Non-capital losses - Canada	1,149,389	812,522
Net operating losses - U.S.	404,487	-
Valuation allowance	(1,985,780)	(1,037,570)

	-	-

The Company has non-capital losses in its Canadian subsidiary of approximately $4,337,319 which will expire between 2031 and 2035. The Company has net operating losses in the U.S. parent Company of $1,155,674 which will expire in 2035.

Income taxes are provided based on the liability method, which results in deferred tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of December 31, 2015 and 2014, the Company had no uncertain tax positions.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

11.	INCOME TAXES – Continued

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2015.

United States - Federal	2013 - present
United States - State	2013 - present
Canada - Federal	2012 - present
Canada - Provincial	2012 - present

12.	COMMITMENTS AND CONTINGENCIES

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

Interest Rate Risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The Company has minimal exposure to fluctuations in the market interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

Liquidity Risk

Liquidity risk is the risk that the Company will incur difficulties meeting its financial obligations, as they are due. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will have sufficient liquidity to meet its liabilities when due. Accounts payable and accrued liabilities are due within the current operating period.

The Company has funded its operations through the issuance of capital stock, convertible debt and loans in addition to grants and investment tax credits received from the Government of Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015 and the nine month period ended December 31, 2014

(Amounts expressed in U.S. Dollars)

14.	SUBSEQUENT EVENTS

1. On March 1, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Interactive Motion Technologies, Inc., a Massachusetts corporation (“IMT”), and Bionik Mergerco Inc., a Massachusetts corporation and a wholly owned subsidiary of the Company (“Merger Subsidiary”), providing for the merger (“Merger”) of Merger Subsidiary with and into IMT, with IMT surviving the Merger as a wholly-owned subsidiary of Bionik.

Subject to the indemnification and escrow arrangements described in the Merger Agreement, at the effective time of the Merger, Bionik will issue (or reserve for issuance) an aggregate of 23,650,000 shares of Company Common Stock in exchange for all shares of IMT Common Stock and IMT Preferred Stock outstanding immediately prior to the effective time (other than shares (i) held in treasury or (ii) held by persons who properly exercise appraisal rights under Massachusetts law).

Bionik will assume each of the 3,897,500 options to acquire IMT Common Stock granted under IMT’s equity incentive plan or otherwise issued by IMT. At the effective time of the Merger, these options will represent the right to purchase an aggregate of 3,000,000 shares of Company Common Stock, of which 1,000,000 will have an exercise price of $0.25, 1,000,000 will have an exercise price of $0.95 and 1,000,000 will have an exercise price of $1.05.

Consummation of the Merger is subject to customary conditions, including without limitation, the affirmative vote or consent of the holders of a majority of the issued and outstanding shares of IMT Preferred Stock voting as a separate class, and a majority of the issued and outstanding shares of IMT Preferred Stock and of IMT Common Stock voting together as a single class. If the law permits, Bionik or IMT may each waive conditions for their benefit and their stockholders’ benefit and complete the Merger even though one or more of these conditions has not been met.

On March 14, 2015, the parties entered into an Amendment and Waiver Agreement, amending the Merger Agreement and waiving any and all potential or actual breaches and/or defaults by the Company of its representations, warranties and/or covenants in the Merger Agreement as a result of the Company’s restatement of its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015, June 30, 2015 and September 30, 2015.

During review and due diligence of IMT prior to the execution of the Merger Agreement, the Company loaned an aggregate of $300,000 to Interactive Motion, which loans were secured by certain of its assets of IMT. On March 7, 2016, the Company loaned an additional $68,750 to IMT to fund certain of its expenses in contemplation of the closing of the Merger. The loan matures upon the earlier to occur of (a) the termination date of the Merger Agreement and (b) the effective date of the Merger. Interest and security are consistent with the terms of the previous loans as disclosed in Note 4.

The Company also advanced IMT $80,000 for closing costs during 2016.

The Company has not completed the identification of the assets acquired and liabilities assumed or the related valuation work necessary to arrive at any estimate of fair value or preliminary purchase price allocation. The initial accounting for the acquisition is incomplete and the information necessary to present accurate pro forma financial information is not yet available. The Company will present this information in future filings.

2. Subsequent to year-end, 53,233 common shares related to services provided in 2015 were issued. As at December 31, 2015, these shares, valued at $43,900, have been recorded as shares to be issued with the corresponding expense included in general and administrative expense. (Note 8xiii).

3. Subsequent to year-end, 64,248 common shares were issued related to investor relations and consulting services provided in 2016.

4. Subsequent to year-end, 45,508 common shares were issued as a result of a cashless exercise of 148,787 warrants with an exercise price of $0.80.