Form 10-KT
period 2016-03-31
Bionik Laboratories Corp.
filed 2016-06-30
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended __________

or

☒	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from January 1, 2016 to March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of September 30, 2015 was $42,575,795.

The number of shares of the registrant’s common stock outstanding as of June 22, 2016 was 22,712,541 shares of common stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Transition Report on Form 10-K, including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Transition Report on Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, some of which are described in the Section of this Form 10-K entitled “Risk Factors”.

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

ii

PART I

ITEM 1. BUSINESS.

Description of Business

We are a global pioneering robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in designing, developing and commercializing cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that can rehabilitate and improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s every move.

On April 21, 2016, we acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc., a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger, dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary. The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as our wholly-owned subsidiary. In return for acquiring IMT, IMT shareholders will receive up to an aggregate of 23,650,000 shares of our common stock.

Through the acquisition of IMT, Bionik has added a portfolio of products focused on upper and lower extremity rehabilitation of stroke patients. We now have three products on the market and three products in varying stages of development that we are currently pursuing.

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist have been characterized as Class II medical devices by the U.S. Food and Drug Administration and are listed by the FDA to market and sell in the United States. In addition to these in-market products, the InMotion Ankle is in development. All of these products are designed to provide intelligent, patient-adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery.

IMT also has a License Agreement with MIT for certain research and possible transfer of technology being done at MIT in the robotics area where Dr. Hermano Igo Krebs, our newly appointed Chief Science Officer, and Neville Hogan, an advisor and former director of IMT, are professors.

The IMT clinical products have been sold in over 20 countries, including the United States. IMT has a growing body of clinical data for its products. In addition, IMT's manufacturing facility is compliant with ISO-13485 and FDA regulations.

In addition, we are developing for commercialization the ARKE lower body exoskeleton and another lower body product that will be transferred under the MIT license. We plan to develop other biomechatronic solutions through internal research and development and we may further augment our product portfolio through strategic and accretive acquisition opportunities in the future.

We also have two earlier stage development technologies: APOLLO, an intelligent prosthetic knee; and Chronos, a cloud-based intelligent patient queuing system. We currently do not have the financial capability or personnel to develop APOLLO and Chronos now that our business model has changed to include the InMotion products – both existing and in development. Accordingly, our investment in APOLLO and Chronos is on hold. We intend to continue to revisit developing our technologies and the markets for our technologies as we grow.

Since our founding, we have partnered with industry partners in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. From inception through February 25, 2015, which was immediately prior to our going-public transaction, we secured cash funding of approximately $5.5 million, which included grants as well as Scientific Research and Experimental Development tax refunds provided through the Canadian government that support our creation of technologies that could lower the costs of medical devices and medical care.

We currently hold an intellectual property portfolio that includes 5 U.S. and international patents pending, 13 U.S. provisional patents, and other patents under development. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, as a result of our acquisition of IMT, we hold exclusive licenses to three additional patents.

Through March 31, 2016, we have not generated any revenue and have a history of net losses. IMT had approximately $2.0 million of revenue for the fiscal year ended December 31, 2015 and approximately $119,000 for the fiscal quarter ended March 31, 2016.

Recent Developments

Change in Fiscal Year

On April 26, 2016, our Board of Directors authorized the changing of our fiscal year-end from December 31 to March 31. The audited financial statements for the new fiscal year are reflected in this Transition Report on Form 10-K for the transition period ended March 31, 2016.

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

As a result, we filed restated Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements later in this Transition Report on Form 10-K.

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

Products in Market

InMotion ARM

The InMotion ARM is characterized as a Class II medical device by the U.S. and is FDA listed 510(k) exempt, allowing the product to be marketed in the United States. The product is an evidence-based intelligent interactive rehabilitation technology that senses patient movements and limitations, providing assistance as needed in real time. It allows clinicians to effectively deliver optimum intensive sensormotor therapy to the shoulder and elbow to achieve the development of new neural pathways.

InMotion ARM/HAND

The InMotion ARM/Hand is characterized as a Class II medical device by the U.S. and is FDA listed 510(k) exempt, allowing the product to be marketed in the United States. The product is an add-on module to be used with the InMotion ARM. The two work together to provide as needed support for reaching with grasp and release movements, or independently for focused training on individual hand movements. It allows clinicians to efficiently deliver optimum intensive sensormotor therapy to the hand to achieve the development of new neural pathways.

InMotion WRIST

The InMotion WRIST is characterized as a Class II medical device by the U.S. and is FDA listed 510(k) exempt, allowing the product to be marketed in the United States. The product is an evidence based interactive rehabilitation device that senses patient movements and limitations, and provides assistance as needed. It can accommodate the range of motion of a normal wrist in everyday tasks and can be used by clinicians as a stand-alone treatment option or in addition to the InMotion ARM. The InMotion WRIST enables clinicians to efficiently deliver optimum intensive sensormotor wrist and forearm therapy to patients with neurological conditions.

The InMotion products have been sold in over 20 countries, including the United States, for rehabilitation. Extensive research has shown them to be effective, especially for stroke and cerebral palsy.

There is currently a clinical study – the Robot Assisted Training for the Upper Limb after Stroke (RATULS) study – which is funded by the NIHR Health Technology Assessment (HTA) Programme conducted throughout the United Kingdom, that employs our InMotion upper extremity robotic gym. The study contemplates the enrollment of 720 stroke patients in a multi-center, randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stroke care, that is expected to be completed before the end of 2018 with results to be published in 2019.

Product Pipeline

InMotion ANKLE

The InMotion ANKLE is an exoskeletal robotic system using the same principles as used in the InMotion upper extremity rehabilitation products described above. The product was designed in close collaboration with the Newman Laboratory for Biomechanics and Human Rehabilitation at MIT. The product is currently in multiple clinics used for research and a clinical plan to obtain FDA clearance to market and for use in the United States is being developed.

ARKE

The ARKE is a robotic lower body exoskeleton designed for wheelchair bound individuals suffering from spinal cord injuries, stroke and other mobility disabilities. It is designed with a control system with adaptive walking and step recovery, and a system that collects data from all sensors on the device which could allow patients to restore proper walking gait, rehabilitate more efficiently and finally could improve current methods of manual rehabilitation and its future results. The ARKE incorporates a built-in removable data interface that will give the physiotherapist full control of the product but also will allow the patient to visually see their own progress.

The ARKE is expected to complement or replace existing rehabilitation methods by enabling a patient full motion control and increasing feedback for physicians and care providers during the rehabilitation process. Further, the ability to walk during rehabilitation has the potential to reduce bone density loss, muscle atrophy, secondary illness and the frequency of re-hospitalization, while potentially helping to increase blood flow and nutrient delivery throughout the body. It is also believed that additional potential improvements in patients is expected to include but are not limited to better bowel control, better bladder control and medication reduction. Additionally, the ARKE will have the capability to interface with the provided tablet computer to allow the clinician or a rehabilitation specialist to program, change, edit and select different features within the ARKE system platform, such as selecting or saving a patient’s profile, adjusting the rehabilitation movement speed or walking gait. The tablet interface is designed to allow for the staff to be in close proximity to the user, allowing for them to closely monitor the ARKE at all times during use, making the process safer and more reliable and facilitating post session data analysis.

We have achieved significant progression in the ARKE development. Generation 2 of the ARKE exoskeleton development was completed in the second quarter of 2015 as planned and currently the manufacturing phase of the entire system is underway. We are currently collaborating on ongoing product feasibility and development of the ARKE with the University of Ottawa Rehabilitation Hospital and plan to start clinical trials in Canada in 2017. We are currently focused on the Canadian market due to lower costs and faster possible approval from Health Canada, which is expected in 2017. We are also investigating the possibility of clinical trials in Europe in 2017 in cooperation with clinical trials in Canada, with the goal of achieving CE Mark certification by the European authorities in 2017 or 2018. We currently do not have the resources to do clinical trials in the United States and will reevaluate our ability to do clinical trials in the United States after obtaining Health Canada and CE Mark certification.

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

Other Prospective Products

A lower extremity product is under development at MIT connected to our MIT License Agreement, which is expected to be transferred to us later in 2016, at which time clinical plans will be determined. We also have the early-stage APOLLO, a microprocessor-driven, above the knee prosthetic, and Chronos, a cloud-based intelligent patient queuing system, of which no prototypes have been developed. We can give no assurance at this time that any such prototypes will be developed or, if developed, commercialized. In addition, we intend to expand our product offerings and enhance the strength of our Company through, not only internal development, but also strategic and accretive partnerships or acquisitions from time to time.

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

The ARKE faces competition from companies that are focused on technologies for rehabilitation of patients suffering from spinal cord injuries, stroke and related neurological disabilities. Our competitors that we expect to compete with the ARKE in spinal cord rehabilitation therapies include Rewalk Robotics, Ekso Bionics, and Rex Bionics, each of which sell over-ground, weight bearing exoskeletons. The IMT product line may compete with products developed or sold by Parker Hannifin, Cyberdyne, Hocoma, AlterG, Aretech, Ekso Bionics, Parker Hannifin and Reha Technology.

We believe that the ARKE’s primary advantage over the aforementioned products is that it has been designed to facilitate a selling price, which we believe could be more affordable to the market than currently-approved products. When comparing the ARKE to treadmill-based products available to the rehabilitation market, the ARKE has a smaller footprint, uses standard power sources, does not need any special infrastructure and is expected to be more affordable. Importantly, the ARKE is expected to be able to mobilize pre- or non-ambulatory patients as it is a full weight-bearing product. The ARKE is also expected to be less expensive than currently approved competitors in the spinal cord rehabilitation market for over-ground exoskeleton products. Additional advantages include our patented patient profiling system, and 3D trigger point system.

The primary competitor for the InMotion product line of upper-body rehabilitation robots is Hocoma, a Swiss-based company. We believe that the InMotion product line’s primary advantage over Hocoma is the evidence based, research proven data that supports each of our products. Evidence based, research proven data is used to support reimbursement from health systems, insurance companies and governments.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada and any other market we may enter. The acquisition of IMT is expected to significantly help with our clinical trials and ability to launch ARKE, InMotion Ankle and the lower-extremity development product into the market, as IMT has clinical data on its rehabilitative products and IMT has international distributorships and relationships with rehabilitation centers around the world which we intend to leverage.

Robotic technology and its use in clinical settings is a new and emerging industry and is regulated by medical device regulatory agencies (such as the US Food and Drug Administration). We believe that we will face challenges of increased regulatory scrutiny, possible changes in regulator’s requirements, meeting quality control standards of various government regulators, increased competition in the future based on other new technologies, additional features and customizability, reduced pricing, clinical outcomes and other factors. Our strength in this market will depend on our ability to achieve market acceptance, develop new technologies, develop new products, implement production plans, develop marketing strategies, secure regulatory approvals, secure necessary data for reimbursement, protect our intellectual property and have sufficient funding to meet all these challenges.

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

Market Strategy

The Company’s products are designed to be rehabilitation tools for hospitals and clinics. We are currently selling three robotic products listed to market and for use by the FDA, through our own sales team in the United States, as well as through third party distributors around the world.

We are currently completing the safety testing and general proof of concept testing for our ARKE and InMotion ANKLE development products. We have also prepared feasibility protocols, which will test the ARKE product on paraplegic patients and gauge the medical benefits and other parameters before doing clinical trials. For the ARKE, we anticipate receiving clearance from Health Canada in 2017, and later pursue approval with the FDA if we have the funds to do so. We plan to focus initially on clinical trials in Canada and Europe before the U.S. due to the lower cost of trials in Canada and Europe.

We expect that the InMotion ANKLE will rely on certain clinical data obtained from research sites it is currently located at, as well as data that supports the upper extremity InMotion product line, and we expect to do the clinical work required by the FDA within 2 years.

Our market strategy will be the development of hospital and clinic relationships that will allow us to gain acceptance of the technology among experts and patients. We are also seeking a number of government grants in collaboration with various hospitals and clinics to allow us to partially fund trials and research projects. We expect to gain traction among the doctors and experts involved in the distribution and buying groups that are established within those selected partner hospitals. We expect to also conduct clinical trials in other countries for the purpose of gaining traction in those markets.

During the first market phase, we may sell or lease at a monthly or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities. We are also considering other revenue models.

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

IMT has historically relied upon a combination of patents, exclusive licenses and contractual rights to protect its intellectual property. The following are the patents owned by or licensed to IMT as of March 31, 2016:

Patent #	Description	Date	Expiration

7,618,381	Wrist and Upper Extremity Motion (MIT License)	11/17/09	11/17/2029

7,556,606	Pelvis Interface: key components for effective motor neuro- Rehabilitation of lower extremities (MIT License)	07/07/09	07/07/2029

8,613,691	Dynamic Lower Limb Rehabilitation Robotic Apparatus And Method of Rehabilitating Human Gait (Krebs/Bosecker License)	12/24/13	12/24/2033

IMT entered into an Agreement, executed on December 31, 1999, to license the above-referenced patents from MIT with a royalty of 3% on sales within the United States and 1.5% for sales outside the United States, with a minimum annual royalty of $10,000.

Dr. Krebs, our Chief Science Officer, is a co-licensor pursuant to an Agreement dated June 8, 2009, of patent #8,613,691, pursuant to which IMT pays Dr. Krebs and Caitlyn Joyce Bosecker an aggregate royalty of 1% of sales based on such patent.

We, and we believe IMT, have to date and generally plan to continue to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we intend to also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of our proprietary information.

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto on a full-time basis or hired as per diem consultants. Our recently-acquired InMotion products are based on research and development performed at our Boston facilities and through the work of Dr. Hermano Igo Krebs and Dr. Neville Hogan that we license from MIT or directly from Dr. Krebs.

We also work with advisors who are industry leaders in manufacturing and design and researchers and academia. These include Dr. Dany Gagnon of the University of Montreal Interdisciplinary Research Centre, Dr. Edward Lemaire of the University of Ottawa, Dr. Isadore Lieberman of the Texas Back Institute, Dr. Kaamran Raahemifar of Ryerson University and Gary Henley, a former CEO of medical device and technology companies. We are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products. Furthermore, with our acquisition of IMT, we have significantly strengthened our robotics knowledge and access to additional products and know-how, as Dr. Krebs joined the Company as Chief Science Officer and Dr. Hogan is now an adviser to the Company. Both individuals are currently professors with MIT’s Robotics Engineering Department and well-known leaders in the field of robotics around the world.

For the fiscal year ended March 31, 2016 and the three month period ended March 31, 2016, we incurred $1,397,554 and $343,742, respectively, in research and development costs.

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

In addition to the below, other regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our products, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our products and proposed products.

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The ARKE is expected to be a Class II product (products similar to the ARKE are currently designated as Class II for supervised use). Class II devices require a 510(k) premarket submission to the US FDA. Equivalent agencies in other countries also require similar submissions prior to the device being marketed. The IMT clinical products have been characterized as Class II medical devices by the US FDA and are currently sold in over 20 countries, including the United States. In addition, IMT's manufacturing facility is compliant with ISO-13485 and FDA regulations.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. The ARKE has been designated as the equivalent to a Class I device with Health Canada and IMT products have been designated as Class II devices with Health Canada. Whether or not we obtain FDA clearance for the marketing, sale and use of a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The process varies from country to country, and the time may be longer or shorter than that required by the FDA. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Employees

As of March 31, 2016 we had 15 full-time employees and 3 consultants who are based in our principal executive office located in Toronto, Canada. These employees oversee day-to-day operations of the Company supporting management, engineering, manufacturing, and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

We have hired a software engineer and quality manager in the first quarter and plan to hire approximately 5 additional full-time employees within the next 12 months whose principal responsibilities will be the support of our research and development, clinical development, production, sales and marketing and commercialization/ business development activities.

In addition, we acquired an additional 10 employees and 2 consultants based in Boston, MA upon our acquisition of IMT on April 21, 2016.

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

We have a limited operating history, both as a stand-alone company and as combined with IMT, upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the robotics market has not been fully developed, and we can give no assurance that our newly acquired InMotion products will continue to fuel revenue growth. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue we expect to generate as a result of the InMotion products. As a result, the failure to generate revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We have had no revenues since inception. Although we anticipate generating revenues in 2016 and beyond as a result of the acquisition of IMT and the sale of the InMotion products, we do not anticipate generating significant revenues from the ARKE and our other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2016, we had an accumulated deficit of $11,651,980.

Our acquisition of IMT and other companies or technologies in the future could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.

Potential future acquisitions, including the acquisition of IMT, will likely involve risks associated with our assumption of some or all of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company’s key employees or customers.

We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, including IMT, and our financial and management resources may be diverted from our existing operations. Offices outside of Canada or in multiple states or provinces, including IMT’s offices in Massachusetts, could create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

End-user satisfaction or performance problems with any future acquired business, technology, service or device, including IMT, could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted and our operating results and prospects may be harmed.

We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will likely require additional funds to further develop our business plan, including the business plan of IMT. Based on our current operating plans, which now includes the operations of IMT, our resources are no longer sufficient to fund our planned operations necessary to introduce the ARKE into the rehabilitation and ambulation market. Since it is unlikely that we will generate sufficient revenues from our operating activities to fund all of our operating and development plans, we will need to raise additional funds through equity offerings or otherwise in order to meet our expected future liquidity requirements, including development of existing products, introducing other products or pursuing new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation, the acquisition of other businesses or strategic assets and licensing of technology or other assets. The acquisition of IMT provides an expansion of our product line. To fully execute on our new business plan, we will need additional funds to respond to business opportunities and challenges, including ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we will need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock or common stock equivalents. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

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

We may not meet our product development, manufacturing, regulatory and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as to dates for achieving development goals and regulatory approvals. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative products. We have updated our schedule for the commercialization of the ARKE and plan to begin clinical tests in Canada in 2017. We are currently working on the timelines on the development products acquired through our acquisition of IMT.

We can give no assurance that our commercialization schedule will be met as we further develop the ARKE or any of our other proposed products.

Customers will be unlikely to buy the ARKE or any of our other proposed, developmental or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, we have focused primarily on research and development of the ARKE. Consequently, we have no experience in manufacturing products on a commercial basis. We may manufacture products through third-party manufacturers, or, as our new Boston location acquired in the IMT transaction is a FDA certified manufacturing facility, we may manufacture and assemble our products at this facility. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The proposed price of our products is in part dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for our products, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

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

Our medical technology products and operations are or are expected to be subject to regulation by the FDA, Health Canada and other governmental authorities both inside and outside of the United States. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical products.

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. We believe the ARKE will be a Class II medical device in the United States, however, it has been designated as the equivalent to a Class I device with Health Canada. Class II devices require a 510(k) premarket submission to the US FDA. The clinical products acquired in the IMT acquisition have been characterized as Class II devices by the FDA.

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can market the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

We believe that the ARKE will be categorized as a Class II device in the U.S. Class II devices require a 510(k) premarket submission to the US FDA. However, the FDA has not made any determination about whether our proposed medical products are Class II medical devices and, from time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our medical products should be reclassified as a Class III medical device, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific changes to the classification. Reclassification of our products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

The FDA and non-U.S. regulatory authorities require that our products be manufactured according to rigorous standards. These regulatory requirements may significantly increase our production costs and may even prevent us from making our products in amounts sufficient to meet market demand. If we change our manufacturing process, regulatory authorities may need to review the process before it may be used. Failure to comply with applicable regulatory requirements discussed could subject us to enforcement actions, including warning letters, fines, injunctions and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of our production and criminal prosecution.

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

The sales of our clinical and proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

Clinical outcome studies regarding our products may not provide sufficient data to either cause third-party payers to approve reimbursement or to make human exoskeletons a standard of care.

Our business plan in part relies on broad adoption of human exoskeletons and upper and lower body robotic rehabilitation products to provide neuro-rehabilitation to individuals who have suffered a neurological injury or disorder. Although use of human exoskeletons and upper and lower body robotic rehabilitation products in neuro-rehabilitation is new, use of robotic devices has been going on for over a decade and the clinical studies relating to such devices have had both positive and negative outcomes. Much of the rehabilitation community has rejected the use of such devices based on the data from some of these studies. Although we believe that human exoskeletons and upper and lower body robotic rehabilitation products will outperform manual equipment, this has not been widely proven. Furthermore, it may prove impossible to prove an advantage in a timely manner, or at all, which could prevent broad adoption of our products.

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

We will need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business or for strategic acquisitions. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to incur additional research and development expenditures to continue development of our existing and proposed products as well as research and development expenditures to develop new products and services. The products and services we are developing and may develop in the future may not be technologically successful. In addition, the length of our product and service development cycle may be greater than we originally expected and we may experience delays in product development. If our resulting products and services are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

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

In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. Because parts of the 2010 health care law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation and resulting regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations. The law includes a 2.3% tax on sales of medical devices beginning January 1, 2013, which had the effect of increasing company operating expenses by the amount of the tax. Medical devices sold for export are exempt from the tax. On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, which includes a two-year moratorium on the medical device excise tax, exempting medical device sales during the period of January 1, 2016 to December 31, 2017 from the tax. Absent further legislative action, the tax will be automatically reinstated on January 1, 2018, which would again result in an increase in our operating expenses.

Our operations in international markets involve inherent risks that we may not be able to control.

Our business plan includes the marketing and sale of our existing and proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

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

Risks Relating to the Acquisition of IMT

The acquisition of IMT resulted in our assumption of material indebtedness and other liabilities.

As a result of the acquisition of IMT, we indirectly assumed all of its liabilities which, as of April 21, 2016 was approximately $1.76 million, based on the internal, unaudited financial information of IMT.

Our combined operations will not initially, if ever, be able to generate sufficient cash flows to meet our debt obligations and other liabilities, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations. The combined business may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be required to be used to service such indebtedness;

•	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;

•	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

•	debt covenants to which we may have assumed through the acquisition of IMT may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

We may need to refinance or restructure all or a portion of our indebtedness and other liabilities on or before maturity. We may not be able to refinance any of our indebtedness or other liabilities on commercially reasonable terms, or at all.

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures or our research and development programs, any of which could have a material adverse effect on our operations and financial condition. If we do not have sufficient funds and are otherwise unable to arrange financing, our IMT assets may be foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

The total number of shares to be issued by us as consideration to the former securityholders of IMT, and the resulting dilution that our current stockholders will experience because of it, will be significant.

The former stockholders of IMT will receive as consideration for the sale of IMT, in the aggregate, up to 23,650,000 shares of our common stock. Although shares held by our current stockholders and Exchangeable Share holders will represent a majority of the company, our issuance of such shares to the former IMT stockholders results in significant dilution to our current stockholders in terms of their ownership percentages. As of June 22, 2016, assuming the issuance of all 23,650,000 shares of our common stock to the former IMT stockholders, such stockholders represent approximately 24.6% of our outstanding shares of common stock and Exchangeable Shares as a single class.

Misrepresentations made to us by IMT in the merger agreement regarding the business, assets and liabilities of IMT could cause us to incur substantial financial obligations and harm our business.

If we were to discover that there were misrepresentations made to us by IMT or its representatives regarding the business, assets and liabilities of IMT, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the merger agreement. However, there is no assurance that legal remedies would be available or collectible and in any such event, such remedies would result in the cancellation of the merger consideration of our common stock and not the repayment of any cash. If such unknown liabilities exist, we could incur substantial financial obligations, which could materially adversely affect our financial condition and harm our business.

If we are not able to integrate IMT’s business into our operations in a timely manner, the anticipated benefits of the acquisition may not be realized in a timely fashion, or at all, and our existing businesses may be materially adversely affected.

The success of the acquisition of IMT will depend, in part, on our ability to realize the growth opportunities and synergies of combining our company with IMT and our ability to effectively utilize the additional resources we will have following the acquisition. For instance, our inability to generate revenues from the sale of the InMotion product line could cause us to seek additional funds earlier than we otherwise contemplate, or cause us to curtail our development projects, among other things. The integration of IMT may involve unforeseen difficulties. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses, which could have a material adverse effect on our business, financial condition and operating results.

The acquisition of IMT resulted in significant costs to us.

We are required to pay our costs and we assumed at the closing, the costs of IMT related to the acquisition of IMT, including amounts payable to legal and other advisors and independent accountants, and such costs are significant.

Because our determination to purchase IMT was based in part on certain financial and other projections about future results, and projections are subject to inherent risks and uncertainties, the acquisition consideration may be greater than the fair market value of IMT.

IMT provided financial and other projections to us in connection with the determination to purchase IMT and the consideration to be paid for IMT, and we relied in part on IMT’s projections for purposes of valuing IMT and agreeing on the purchase price. The valuation is not necessarily indicative of the actual value of IMT. Accordingly, if actual financial results in the future are lower than the projections we relied upon, the consideration may be greater than the fair market value of IMT, as acquired.

We can give no assurance that the financial and other projections we relied upon are accurate and will be met in the future because the projections reflect numerous estimates and assumptions with respect to industry performance, general business, economic, regulatory, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond IMT’s and our control. As a result, actual results may differ materially from these projections. It is expected that there will be differences between actual and projected results because the projections covered multiple years and such information by its nature becomes less reliable with each successive year.

If the benefits of the acquisition of IMT do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the IMT acquisition if the IMT subsidiary does not perform as expected or we do not otherwise achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by the marketplace or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our annual report on Form 10-K. We are also required to maintain effective disclosure controls and procedures. After the acquisition of IMT, our internal controls and our disclosure controls and procedures will need to expand to encompass activities related to those assets. If material weakness arise as a result and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures covering the combined business post-acquisition could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

The loss of key executives could adversely affect our operations following the closing of the acquisition of IMT.

The success of the acquisition of IMT will be dependent upon the continued service of and relationship with, Hermano Igo Krebs, our Chief Science Officer, and Dr. Neville Hogan, an advisor. The unexpected loss of the services of Drs. Krebs and Hogan could adversely affect our ability to fully support our technologies and manage the business going forward.

Risks Related to Our Industry

The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical technology industry is characterized by intense competition and rapid technological change and we will face competition on the basis of product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than ours or may be more successful in attracting potential customers, employees and strategic partners.

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

We face competition from other medical device companies that focus on robotic rehabilitation solutions to individuals with neurological disorders.

We face competition from other companies that also focus on robotic rehabilitation solutions to individuals with neurological disorders. With respect to exoskeleton devices, Argo Medical Technologies, Ekso Bionics, Parker Hannifin and Rex Bionics compete against the ARKE. Additionally, with respect to the IMT products that we are marketing to patients with stroke-related conditions, Cyberdyne, Hocoma, AlterG, Aretech and Reha Technology are each currently selling products that may compete with such products. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

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

We own 5 U.S. and international patents pending and 13 U.S. provisional patents. We also acquired through the IMT acquisition the exclusive licensing rights to three patents. We intend to continue to seek legal protection, primarily through patents, trade secrets and contractual provisions, for our proprietary technology. Such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States and Canada.

Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technologies or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technologies or other information that we regard as proprietary. Additionally, third parties may be able to design around our patents. Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technologies, which could substantially impair our ability to compete.

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

Our ability to develop intellectual property depends in large part on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. We have entered into confidentiality and/or intellectual property assignment agreements with many of our employees and consultants as one of the ways we seek to protect our intellectual property and other proprietary technologies. However, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

Our employees and consultants may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and is using our proprietary know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect know-how than courts in the United States. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain intellectual property protection could adversely affect our competitive business position.

Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or impact offerings in our product portfolios.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products. Also, our currently pending or future patent applications may not result in issued patents, and issued patents could be subject to claims concerning priority, scope and other issues.

Furthermore, we have not filed applications for all of our patents internationally and we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products in other countries.

If we fail to meet our obligations under our license agreements, we may lose our rights to technologies on which the IMT business depends.

Our newly-acquired IMT business depends in part on licenses from third parties and in one instance, Dr. Hermano Igo Krebs, our Chief Science Officer. These license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our IMT business based on the affected technology platform could be affected adversely.

Risks Related to our Securities and Governance Matters

Our executive officers, through their ownership of common stock and/or Exchangeable Shares, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

Our executive officers collectively beneficially own shares of common stock and Exchangeable Shares, which may be exchanged for common stock, equal to approximately 27.8% of our outstanding shares of Common Stock and Exchangeable Shares as a single class. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company.

We do not currently have a majority of independent directors on our Board, which limits our ability to establish effective independent corporate governance procedures.

Our board of directors has significant control over us and we have not established committees comprised of independent directors. We have five directors, two of whom hold executive officer positions and are not independent. Furthermore, a third director who is a former executive officer should not be considered independent. Accordingly, they have significant control over all corporate issues. We do not have an audit, compensation, governance or nominating committee comprised of independent directors. Our directors as a whole perform these functions. Thus, there is a potential conflict in that our directors also engaged in management and participate in decisions concerning management compensation and audit issues, among other issues, may affect management performance.

Although we intend to add additional members to our Board of Directors as qualified candidates become available, until we have a board of directors that would include a majority of independent members, if ever, there will be limited independent oversight of our directors’ decisions and activities.

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Before the Acquisition Transaction with Drywave, Bionik Canada conducted due diligence on the Company it believed was customary and appropriate for a transaction such as the Acquisition Transaction. However, the due diligence process may not have revealed all material liabilities of the Company then existing or which may be asserted in the future against us relating to the Company’s activities before the consummation of the Acquisition Transaction with Drywave. In addition, the agreement with the Company contains representations with respect to the absence of any liabilities and indemnification for any breach thereof. However, there can be no assurance that the Company had no liabilities upon the closing of the Acquisition Transaction with Drywave or that we will be successful in enforcing the indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of the Company that survive the Acquisition Transaction with Drywave could harm our revenues, business, prospects, financial condition and results of operations.

We do not expect to pay cash dividends on our common stock.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends on our common stock in the future. Investors seeking cash dividends should not invest in our common stock for that purpose.

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

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange. We cannot assure you that we will ever be able to meet the initial listing standards of any of the NASDAQ markets or any other stock exchange, or that, if quoted, we would be able to maintain a listing of Common Stock on any of the NASDAQ markets or any other stock exchange. If our Common Stock remains quoted on an over-the-counter system rather than being listed on a national securities exchange, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock.

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

The market price for our Common Stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial or operational estimates or projections;

•	conditions in markets generally;

•	changes in the economic performance or market valuations of companies similar to ours;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our intellectual property position; and

•	general economic or political conditions in the United States, Canada or elsewhere.

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

The issuance of shares upon exercise of warrants could result in substantial dilution to the interests of other stockholders since the holders of such warrants may ultimately convert and sell the full amount issuable on conversion.

A large number of our shares may be sold in the market, which may depress the market price of our Common Stock.

We have commitments to register an aggregate of approximately 79,691,102 shares of our outstanding common stock, and common stock underlying outstanding Exchangeable Shares and outstanding warrants. The issuance and sale of such shares may depress the market price of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market could cause the market price of our Common Stock to decline.

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

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS TRANSITION REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located in premises of approximately 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We are also renting additional temporary space. We intend to move to larger Canadian premises in the future to allow for infrastructure to accommodate our development work based on our current operating plan.

IMT’s principal offices, which are now our U.S. base of operations, is located in approximately 9,300 square feet of leased space at 80 Coolidge Hill Road, Watertown, Massachusetts 02472. We believe these facilities are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCQX marketplace under the symbol “BNKL” since August 19, 2015. Prior to that, our common stock was traded on the OTC Pink marketplace and was traded on such market prior to March 13, 2015 under the symbol “DWTP”. Our common stock did not trade between approximately July 15, 2013 and February 23, 2015. The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On June 22, 2016, the closing price of our common stock as reported on the OTCQX marketplace was $0.98 per share.

Period	High	Low
March 31, 2016	$1.210	$0.735

March 31, 2015	$3.000	$2.000
June 30, 2015	$2.400	$1.050
September 30, 2015	$1.900	$1.450
December 31, 2015	$1.550	$0.600

March 31, 2014	–	–
June 30, 2014	–	–
September 30, 2014	–	–
December 31, 2014	–	–

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders

As of June 22, 2016, 22,712,541 shares of Common Stock were issued and outstanding, which were held by approximately 210 holders of record. This does not include up to 23,650,000 shares of our common stock to the approximately 78 former security holders of IMT, of which 3,809,601 are subject to forfeiture pursuant to indemnification obligations resulting from our acquisition IMT on April 21, 2016. These shares will be issued as and when we receive the letters of transmittal and other relevant documents from the former IMT shareholders. In addition, as of June 22, 2016, 50,000,000 Exchangeable Shares were issued and outstanding, which were held by approximately 37 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

Equity Compensation Plan Information

Stock Option and Incentive Plans

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 10,800,000 shares of our common stock are reserved for issuance under the 2014 Plan, and options for the purchase of 6,604,880 shares of our common stock have been granted and are outstanding as of March 31, 2016. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2016 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	6,604,880	$0.57	4,195,120

Equity compensation plans not approved by security holders	-	-	-

Total	6,604,880	-	4,195,120

Issuance of Securities

Between January 1, 2016 and March 31, 2016, an aggregate of 117,481 shares of our common stock were issued to consultants for services rendered or to be rendered, and 45,508 shares of our common stock were issued as a result of the cashless exercise of 148,787 outstanding warrants. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

Item 6. Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2016 and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the transitional three month period ended March 31, 2016, the fiscal year ended March 31, 2016, and the year ended December 31, 2015 and the nine month period ended December 31, 2014. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

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

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-KT will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

On April 21, 2016, we acquired all of the outstanding shares and, accordingly, all assets and liabilities of IMT, a Boston, Massachusetts-based global pioneer and leader in providing effective robotic tools for neurorehabilitation, pursuant to an Agreement and Plan of Merger, dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary, which provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as our wholly-owned subsidiary. In return for acquiring IMT, IMT shareholders will receive up to an aggregate of 23,650,000 shares of our common stock.

As a result of the acquisition of IMT, our product line now includes three FDA listed upper extremity clinical rehabilitation products currently on the market for clinical use, a lower-body product available for research use being developed for clinical trials, as well as a potential pipeline to other new product candidates based on recent research being done at MIT connected to Hermano Igo Krebs, our newly appointed Chief Science Officer, and Neville Hogan, an advisor and former director of IMT. The clinical products have been characterized as Class II medical devices by the U.S. Food and Drug Administration and are currently sold in over 20 countries, including the United States. IMT has a growing body of clinical data for its products. In addition, IMT's manufacturing facility is compliant with ISO-13485 and FDA regulations.

We are a global pioneering robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in the designing, developing and commercializing of cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s every move.

On April 26, 2016, our Board of Directors authorized the changing of our fiscal year-end from December 31 to March 31. The audited financial statements for the new fiscal year is reflected in this Transition Report on Form 10-K for the transition period from January 1, 2016 to March 31, 2016.

Significant Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through March 31, 2016, we have generated a deficit of $11,651,980. We expect to incur additional operating losses during the fiscal year ending March 31, 2017 and perhaps beyond, principally as a result of our continuing research and development, sales and marketing and production costs connected to the ARKE and our newly-acquired products and planned products from the IMT acquisition, expected liabilities and operating costs resulting from our merger with IMT, and general and administrative costs associated with being a public company.

Our results of operations are presented for the three month transition period ended March 31, 2016, the fiscal year ended March 31, 2016, the fiscal year ended March 31, 2015, the fiscal year ended December 31, 2015 and the nine-month transition period ended December 31, 2014.

The historical fiscal year end of Bionik Canada was March 31. In connection with our acquisition of Bionik Canada, we filed a Current Report on Form 8-K presenting “Form 10” information with respect to Bionik Canada, including audited financial statements and other information with respect to Bionik Canada as of and for its fiscal year ended March 31, 2014. Upon the acquisition, we retained our December 31 fiscal year and Bionik Canada adopted our fiscal year of December 31, thereby changing its fiscal year end from March 31 to December 31. This action created a transition period of April 1, 2014 through December 31, 2014. Accordingly, we filed a Transition Report on Form 10-K containing the audited consolidated financial statements of Bionik Canada for the nine month transition period ended December 31, 2014. On April 26, 2016, our Board of Directors authorized the changing of our fiscal year-end from December 31 to March 31. The audited consolidated financial statements for the new fiscal year are reflected in this Transition Report on Form 10-K for the transition period ended March 31, 2016.

For the Three Month Transition Period Ended March 31, 2016 Compared to the Three Month Period Ended March 31, 2015

Operating Expenses

Total operating expenses for the three month transition period ended March 31, 2016 were $1,954,926 and for the three month period ended March 31, 2015 were $1,246,817.

For the three month transition period ended March 31, 2016, we incurred research and development expenses of $343,742 (three month period ended March 31, 2015 - $435,671). The decrease in research and development expenses relates primarily to a decrease in the use of external engineering consultants.

We incurred general and administrative expenses of $1,438,553 for the three month transition period ended March 31, 2016, and $167,747 in general and administrative expenses and $261,350 of professional and consulting fees for the three month period ended March 31, 2015. The increase in general and administrative expenses relate primarily to the hiring of our CFO on a full-time basis, increased investor relations activity, payments to consultants hired to assist the Company, professional fees with respect to the restatement of our financial statements and with respect to our acquisition of IMT, insurance expense as a result of being a public company, severance costs and other administration costs connected with going public and the growth of the Company.

Stock compensation expense was $158,244 for the three month transition period ended March 31, 2016, compared to $371,637 for the three month period ended March 31, 2015, due to a greater number of outstanding options vesting during 2015.

Other Expenses

For the three month transition period ended March 31, 2016, we incurred interest expense of $Nil, and for the three month period ended March 31, 2015, we incurred interest expense of $179. The change is due to the Company earning interest on its cash and investments versus in interest expenses which relates primarily to amounts owed to third parties in 2015.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the three month transition period ended March 31, 2016, the Company recorded a gain of $870,913 on re-measurement to fair value at March 31, 2016 (loss of $6,387,473 for the three month period ended March 31, 2015), which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item.

Other Income

For the three month transition period ended March 31, 2016, other income was $8,522 and for the three month period ended March 31, 2015, $323 related to interest and other income. The Company has also filed its final claim for refundable SR&ED credits from the Government of Canada and will record this income when it is received.

Comprehensive Loss

Comprehensive loss for the three month transition period ended March 31, 2016 was $1,004,092, resulting in a loss per share of $0.01, and for the three month period ended March 31, 2015 was a comprehensive loss of $7,609,347, resulting in a loss per share of $0.14. The decrease in the comprehensive loss is primarily due to a non-cash loss of $6,387,473 resulting from the warrant derivative liability recognition and re-measurement in 2015 offset by increased operating expenses in 2016, due to costs associated with becoming a public company and lower stock compensation expense.

For the Year Ended March 31, 2016 Compared to the Year Ended March 31, 2015

Operating Expenses

Total operating expenses for the year ended March 31, 2016 were $6,632,970 and for the year ended March 31, 2015 was $3,687,490, as further described below.

For the year ended March 31, 2016, we incurred research and development expenses of $1,397,554 (year ended March 31, 2015 - $1,537,491). The decrease in research and development expenses relates primarily to less third party engineering staff being used to meet technology and regulatory requirements, and to further develop the ARKE.

We incurred general and administrative expenses of $3,676,125 for the year ended March 31, 2016 and $1,621,341 for the year ended March 31, 2015. The increase in general and administrative expenses relate primarily to the hiring of our CFO on a full-time basis, increased investor relations activity, payments to consultants hired to assist the Company, professional fees with respect to the restatement of our financial statements and with respect to our acquisition of IMT, insurance expense as a result of being a public company, severance costs and other administration costs connected with going public and the growth of the Company.

Stock compensation expense was $1,495,837 for the year ended March 31, 2016, compared to $484,210 for the year ended March 31, 2015, due to a greater number of outstanding options vesting during the year ended March 31, 2016.

Other Expenses

For the year ended March 31, 2016, we incurred interest expense and imputed interest expense of $2,839 and $nil, respectively, and for the year ended March 31, 2015, we incurred interest expense and imputed interest expense of $6,391 and $27,677, respectively. The change in interest expenses relates primarily to a change in amounts owed to third parties and the decrease in imputed interest expenses relates primarily to the decrease in below market loan arrangements.

For the year ended March 31, 2016, we incurred a foreign exchange loss of $112,771 and in the year ended March 31, 2015 we had a loss of $36,211. Losses and gains on foreign currency for the year ended March 31, 2016 and 2015 resulted from the translation of foreign currency transactions to the Company’s functional currency. On April 1, 2015, Bionik Canada and Bionik Acquisitions Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the year ended March 31, 2016 and 2015, the Company recorded a loss of $548,046 and $350,814 respectively, on initial recognition of the warrant derivative liability and a gain of $8,290,556 and loss of $6,036,659 respectively, on re-measurement to fair value at year end. The net result is a gain of $7,742,555 and loss of $6,387,473, for the year ended March 31, 2016 and 2015, respectively, which was recorded within the Company's consolidated statements of operations and comprehensive loss and represents a non-cash item.

Other Income

For the year ended March 31, 2016, other income was $42,173 and for the year ended March 31, 2015, other income was $46,349, in each case related to interest and other income. The Company has also filed its final claim for refundable SR&ED credits from the Government of Canada and will record this income when it is received.

Comprehensive (Loss) Income

Comprehensive income for the year ended March 31, 2016 was $1,036,148, resulting in income per share of $0.01, and for the year ended March 31, 2015, comprehensive loss was $10,098,484, resulting in a loss per share of $0.20. The decrease in the comprehensive loss is primarily due to a non-cash gain of $7,742,555 resulting from the warrant derivative liability recognition and re-measurement offset by increased operating expenses in 2016, as well as costs associated with becoming a public company and larger stock compensation expense.

For the Year Ended December 31, 2015 Compared to the Nine Month Period Ended December 31, 2014

Comparisons of results below compare results for the year ended December 31, 2015 to the nine-month transition period from April 1, 2014 through December 31, 2014, and accordingly are not comparing results for comparable periods of time.

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

Stock compensation expenses increased to $1,709,230 compared to $112,573 in the nine month period ended December 31, 2014 due to a substantial number of options grants vesting during 2015, compared to 2014.

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

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the year ended December 31, 2015, the Company recorded a loss of $898,860 on initial recognition of the warrant derivative liability and a gain of $1,382,984 on re-measurement to fair value at year end. The net result is a gain of $484,124 for the year ended December 31, 2015, which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item. There were no such amounts in the nine month transition period.

Other Income

For the year ended December 31, 2015 other income was $33,974 and for the transition period ended December 31, 2014, $46,026, related to interest and other income. The Company has also filed its final claim for refundable SR&ED credits from the Government of Canada and will record this income when it is received.

Comprehensive Loss

Comprehensive loss for the year ended December 31, 2015 was $5,569,107, resulting in a loss per share of $0.08, and for the nine month period ended December 31, 2014 was $2,489,137, resulting in a loss per share of $0.05. The increase in the comprehensive loss is primarily due to increased operating expenses in 2015, due to increased research and development as well as costs associated with becoming a public company and larger stock compensation expense, offset by a non-cash gain of $484,124 resulting from the warrant derivative liability recognition and re-measurement.

Liquidity and Capital Resources

We have not yet realized any revenues from our planned operations, although we expect to generate revenues through the sale of InMotion products acquired in the IMT transaction. In 2015, IMT generated approximately $2,000,000 of revenue – we can give no assurance that we will generate similar or greater revenues in 2016 as a result of the InMotion products. We have incurred a deficit of $11,651,980 from inception on March 24, 2011 to March 31, 2016.

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds after costs of $11,341,397. At March 31, 2016, we had cash and cash equivalents of $5,381,757. Assuming our current burn rate and that our newly acquired products from IMT will generate similar revenues in 2016 as in 2015, we expect that we will have sufficient funds to continue operations for at least the next 12 months, including with the acquisition of IMT and the assumption of its liabilities discussed further below; however, we will need to raise additional funds through equity offerings or otherwise to meet expected future liquidity requirements. In the event we are unable to so generate revenues from our IMT products in fiscal 2016, we will be required to delay or scale back our growth plans as early as December 2016, until we are able to raise additional funds or generate revenue, of which we can give no assurance of success.

As we proceed with the ARKE product development, the marketing of the three commercial products of IMT and the development of other IMT development-stage products, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing, clinical trials and sales expenditures.

As a result of the acquisition of IMT, the Company indirectly assumed an aggregate of approximately $1.76 million of debts and other liabilities of IMT, based on the internal, unaudited financial information of IMT, which numbers may change as we integrate IMT into our operations and audit IMT’s financial information.

Of such liabilities, we believe that:

•	An aggregate of approximately $112,000 in principal amount of loans is payable to Rodolfo Rohr, a former executive officer of IMT, which with accrued interest are due and payable the earlier of December 31, 2017 and the date the Company raises new capital exceeding $15 million in cash.

•	An aggregate of $125,000 in principal amount is payable to Hermano Igo Krebs, which with accrued interest are due and payable the earlier of December 31, 2017 and the date the Company raises new capital exceeding $15 million in cash.

•	An aggregate of (a) $50,000 in principal amount is payable to Neville Hogan, a co-founder of IMT and a former board member, which with accrued interest are due and payable the earlier of December 31, 2017 and the date the Company raises new capital exceeding $15 million in cash and (b) approximately $36,000 in principal and accrued interest on demand loans made by Mr. Hogan, which amount was paid at or about the effective date of the merger.

•	An aggregate of approximately $130,000 was due to Hermano Igo Krebs for past-due compensation and an aggregate of approximately $123,000 was due to Jules Fried for past-due compensation, which amounts were paid at or about the effective date of the Merger.

•	An aggregate of $200,000 in principal amount plus interest is payable to Park Hill Capital Inc., the maturity date of which is September 1, 2016.

•	An aggregate of $25,000 in principal amount drawn down under a maximum $200,000 line of credit from Business Credit Direct Corp., which amount was paid at or about the effective date of the merger and the line of credit was cancelled..

•	An aggregate of approximately $33,000 in principal and interest on demand loans in favor of Dr. Krebs’ wife, which amount was paid at or about the effective date of the merger.

•	An aggregate of approximately $645,000 in accounts payable is due to various vendors, suppliers, licensors and consultants for services rendered and unpaid, some of which were paid at or about the effective date of the merger.

On or about the effective date of the acquisition, we repaid or settled an aggregate of approximately $806,000 of such liabilities.

During our review and due diligence of IMT prior to the execution of the Merger Agreement, we loaned an aggregate of $300,000 to IMT, which loans were secured by certain assets of IMT. On March 7, 2016, we loaned an additional $68,750 to IMT to fund certain IMT expenses in contemplation of the closing of the merger. The loans matured upon the effective date of the merger. We also advanced IMT $172,324 for closing and operating costs during 2016 before the closing of the acquisition.

We will likely require additional funds to further develop our expanded business plan, including the anticipated commercialization of the ARKE, the marketing of IMT’s products and the development of IMT’s product pipeline. Since it is impossible to predict with certainty the timing and amount of funds required to launch our new business plans since the IMT acquisition, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

We expect to need additional funds to respond to business opportunities including potential acquisitions of complementary technologies or business, protect our intellectual property, develop new lines of business and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

Net Cash Used in Operating Activities

During the three month transition period ended March 31, 2016, we used cash in operating activities of $1,038,390 compared to $825,483 for the three month period ended March 31, 2015 ($4,590,387 for the year ended December 31, 2015). The increased use of cash is mainly attributable to the larger loss for the year ended March 31, 2016. The change in fair value of warrant derivative liability did not have any impact on cash used in operating activities as it is a non-cash item.

During the fiscal year ended March 31, 2015, we used cash in operating activities of $2,464,961. The increased use of cash during the fiscal year ended March 31, 2016 of $2,282,875 is mainly attributable to the larger cash loss for the fiscal year ended March 31, 2016 once the gain to the fair value of the warrant derivative liability is not included.

During the nine month period ended December 31, 2014, we used cash in operating activities of $1,639,478. The increased use of cash in operating activities during the year ended December 31, 2015 of $4,590,387 is mainly attributable to the larger loss for the year ended December 31, 2015. The change in fair value of warrant derivative liability did not have any impact on cash used in operating activities as it is a non-cash item.

Net Cash Used in Investing Activities

During the three month transition period ended March 31, 2016, net cash used in investing activities was $196,935, compared to $38,820 for the three month period ended March 31, 2015.

During the fiscal year ended March 31, 2015, net cash used in investing activities was $148,136, compared to $547,924 for the fiscal year ended March 31, 2016. The increase in the year ended March 31, 2016 is due to providing funds to IMT before the close of the acquisition.

Net cash used in investing was $380,195 for the year ended December 31, 2015. During the nine month period ended December 31, 2014, net cash used in investing activities was $109,316. The increase in the year ended December 31, 2015 is due to providing funds to IMT before the close of the acquisition.

Net cash used in investing activities in 2014, 2015 and 2016 was used for the acquisition of equipment and, in 2015 the Company provided a series of interest-bearing loans to Interactive Motion in the aggregate principal amount of $368,750 and other cash advances, which amounts were offset on consolidation upon the acquisition of that company in April 2016. The Company’s purchase of additional computer equipment was due to the increase in engineers and equipment to help with the development of our technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $nil for the three month transition period ended March 31, 2016, compared to $6,788,988 for the three month period ended March 31, 2015.

Net cash provided by financing activities was $11,341,397 for the year ended December 31, 2015.

Net cash provided by financing activities was $8,777,666 for the fiscal year ended March 31, 2015 compared to $4,552,409 for the year ended March 31, 2016. The principal reason for the decrease from the 2015 period to the 2016 period is due to our private offering in 2015, of which the majority of the funds raised took place during the 2015 period.

Net cash provided by financing activities was $1,988,678 for the nine month period ended December 31, 2014. The principal reason for the increase from the year ended December 31, 2015 is due to our private offering in 2015, which was much larger than the funds raised in 2014.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing on January 1, 2017. We do not anticipate that the adoption of ASU No. 2015-17 will have a material effect on our consolidated financial position or consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are still assessing the impact that the adoption of ASI 2016-09 will have on our consolidated financial position and consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. We are still assessing the impact that the adoption of ASI 2016-02 will have on our consolidated financial position and consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing on January 1, 2016. We have adopted ASU No. 2015-16 as at and for the three and twelve month periods ended March 31, 2016. There was no material effect on our consolidated financial position or consolidated results of operations and comprehensive loss.

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

Under the supervision and with the participation of our Chief Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2016 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

•	INADEQUATE SEGREGATION OF DUTIES: we have a lack of segregation of duties with internal accounting control functions limited to a relatively few individuals.

•	LACK OF AN AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY’S BOARD OF DIRECTORS: We do not have a functioning audit committee nor do we have a majority of independent directors, as only two of our five directors are independent with the remaining three members being members of management or former members of management, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The Company plans to add directors in 2016 and 2017 to allow for the creation of an independent Audit Committee.

•	RESTATEMENT OF UNAUDITED INTERIM FINANCIAL STATEMENTS: We did not maintain effective controls over the accounting of our common stock purchase warrants issued as part of the Offering. Specifically, controls were not designed to ensure that the warrants were properly accounted for as a derivative liability, instead of as equity, and management’s review process was not effective in detecting this error. This control weakness resulted in an error in the Company’s unaudited condensed consolidated financial statements contained in the Original Filings, resulting in the filing of amendments to each of the Original Filings to reflect the proper accounting treatment.

Management is committed to improving its internal controls and will:

•	continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities

•	increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and

•	may consider appointing outside directors and audit committee members in the future.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Peter Bloch	56	Chief Executive Officer and Chairman of the Board of Directors
Michal Prywata	24	Chief Operating Officer and Director
Leslie N. Markow	55	Chief Financial Officer
Hermano Igo Krebs (1)	57	Chief Science Officer
Jules Fried (2)	69	Vice President, US Operations
Thiago Caires (3)	28	Director
Robert Hariri	56	Director
Marc Mathieu	56	Director

(1)	Dr. Krebs has been our Chief Science Officer since April 21, 2016 and appointed a director as of July 1, 2016.
(2)	Mr. Fried has been our Vice President, US Operations since April 21, 2016.
(3)	Mr. Caires was the Company’s Chief Technical Officer until April 8, 2016.

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

Dr. Hermano Igo Krebs: Chief Science Officer. Dr. Krebs has been our Chief Science Officer since our acquisition of IMT on April 21, 2016. He is a co-founder of IMT and has been a member of its Board of Directors since March 1998 and Chairman of the Board since April 2015 until its acquisition. He was also IMT’s interim CEO in 2015. Dr. Krebs joined the Massachusetts Institute of Technology’s Mechanical Engineering Department in 1997 where he is a Principal Research Scientist and Lecturer. He also holds an affiliate position as an Adjunct Professor at University of Maryland School of Medicine, Department of Neurology, and as a Visiting Professor at Fujita Health University, Department of Physical Medicine and Rehabilitation, at University of Newcastle, Institute of Neuroscience, and at Osaka University, Department of Mechanical Sciences and Bioengineering. He received his B.S. and M.S. degrees in Naval Engineering (option electrical) from Politecnica School of University of Sao Paulo – Brazil, in 1980 and 1987, respectively. He received another M.S. degree in Ocean Engineering from Yokohama National University – Japan, in 1989, and the Ph.D. degree in Engineering from the Massachusetts Institute of Technology, Cambridge, in 1997. From 1977 to 1978, he taught electrical design at Escola Tecnica Federal de Sao Paulo. From 1978 to 1979, he worked at University of Sao Paulo in a project aiming at the identification of hydrodynamic coefficients during ship maneuvers. From 1980 to 1986, he was a surveyor of ships, offshore platforms, and container cranes at the American Bureau of Shipping – Sao Paulo office. In 1989, he was a visiting researcher at Sumitomo Heavy Industries – Hiratsuka Laboratories – Japan. From 1993 to 1996, he worked at Casper, Phillips & Associates, Tacoma, WA in container cranes and control systems. He is a Fellow of the IEEE. Dr. Krebs was nominated by two of IEEE societies: IEEE-EMBS (Engineering in Medicine & Biology Society) and IEEE-RAS (Robotics and Automation Society) to this distinguished engineering status “for contributions to rehabilitation robotics and the understanding of neuro-rehabilitation.” His work goes beyond Stroke and has been extended to Cerebral Palsy for which he received “The 2009 Isabelle and Leonard H. Goldenson Technology and Rehabilitation Award,” from the Cerebral Palsy International Research Foundation (CPIRF). In 2015, he received the prestigious IEEE-INABA Technical Award for Innovation leading to Production “for contributions to medical technology innovation and translation into commercial applications for Rehabilitation Robotics.”

Jules Fried: Vice President, US Operations. Mr. Fried has been our Vice President, US Operations since our acquisition of IMT on April 21, 2016. Prior to that, Mr. Fried was first a consultant to, and then the CEO of, IMT since July 2015. Since August 2008, Mr. Fried has been a founder and a director of First Commons Bank, a community bank regulated by the Office of Comptroller of the Currency in Newton, MA, where he also serves as Chairman of the Enterprise Risk Management Committee and as a member of the Audit Committee. From January 2012 until August 2013, Mr. Fried was the Principal of Atlantic VIC, a technology venture development firm specializing in licensing technology from research institutions for new ventures, and from June 2004 to April 2016, he was the Managing Director of JM Fried & Co., a business growth advisory service. From October 2007 to October 2011, Mr. Fried was the Executive Vice President of The Lappin Company, a Boston-based recruitment firm specializing in hard-to-find life science hires. From January 2004 to May 2008, Mr. Fried was a co-founder and Managing Director of Strictly Personal, Inc., a web-based software company that provided correspondence and management tools for non-profit fundraising. From 1987 to 2004, Mr. Fried was a co-founder and Senior Vice President of Roll Systems Inc., a digital printing peripheral device manufacturer and a two-time Inc. 500 awardee. Prior to that, from 1981 to 1986, he was a partner in the corporate and healthcare departments at the law firm of McDermott, Will & Emery, and from 1972 to 1980 was a trial attorney with the United States Department of Justice, Antitrust Division.

Thiago Caires: Director. Mr. Caires is the co-founder of Bionik Canada and has served as its Chief Technical Officer from May 2013 through April 8, 2016. He was its President from March 2011 to April 2013, at which time he was appointed Chief Technology Officer. He started his engineering training, studying one year in Mechatronics at PUC University, Rio de Janeiro, Brazil. Mr. Caires moved to Canada to attend Centennial College where he studied automation and robotics with a focus on robotics and CIM (computer integrated manufacturing) where he received Automation and Robotic Technician certification. After Centennial College he attended Ryerson University until the end of his third year for biomedical engineering, where his major focus was on prosthetics. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. While at Bionik Canada, Mr. Caires was responsible for managing technological advancements and creating the clinical trials strategy for the approvals of its first product. In addition, Mr. Caires, together with Mr. Prywata, was responsible for raising and securing initial seed capital - subsequent capital raises were done together with Mr. Bloch. Mr. Caires is the co-inventor of all of current intellectual property of the Company. Mr. Caires serves as a member of the Board of Directors due to his being a founder of the Company. We also believe that Mr. Caires is qualified due to his experience in the medical device industry.

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

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Peter Bloch(2)
Chief	2016T	48,061	-	-	-		-	4,757		52,818
Executive	2015	260,891	-	-	505,185	(3,10)	-	107,533	(4)	873,609
Officer	2014T	100,491	-	-	419,829	(3,5)	-	80,000		600,320

Michal Prywata
Chief	2016T	36,701	-	-	-		-	3,633		40,334
Operating	2015	198,430	-	-	202,074	(3,9)	-	71,285	(6)	471,789
Officer	2014T	145,460	-	-	419,829	(3,5)	-	-		565,289

Thiago Caires (8)
Chief	2016T	36,701	-	-	-		-	3,633		40,334
Technology	2015	204,215	-	-	-		-	71,808	(7)	276,023
Officer	2014T	145,491	-	-	419,829	(3,5)	-	-		565,320

Leslie N. Markow (9)
Chief	2016T	36,701	-	-	-		-	3,633		40,334
Financial	2015	131,727	24,000	-	488,789	(3,11)	-	4,997		649,513
Officer	2014T	32,134	-	-	-		-	-		32,134

__________

(1)	“2016T” refers to the Company’s three month transition period ended March 31, 2016. “2015” refers to the Company’s fiscal year ended December 31, 2015. “2014T” refers to the Company’s nine month transition period ended December 31, 2014.
(2)	Mr. Bloch was a consultant to Bionik Canada until August 2014. His consulting income is reflected under All Other Compensation in the table.

(3)	For assumptions made in such valuation, see Note 9 to the Company’s audited consolidated financial statements included in this Transition Report on Form 10-K, commencing on page F-23.
(4)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $99,181 and a contribution to RRSP(Canadian IRA) and other benefits of $8,352.
(5)	On July 1, 2014, the Company issued 990,864 options to Messrs. Bloch, Prywata and Caires at an exercise price of $0.23 with a term of 7 years, which vest on May 27, 2015. On February 26, 2015, as a result of the Acquisition Transaction, the options were revalued for each executive to $419,829 for a total of $1,259,487. See “Outstanding Equity Awards” below for additional information on options granted to the named executive officers during the nine-month transition period ended December 31, 2014.
(6)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $64,468 and RRSP (Canadian IRA) contributions and other benefits of $6,817.
(7)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $64,468 and RRSP (Canadian IRA) contributions and other benefits of $7,340.
(8)	Mr. Caires ceased as the Company’s Chief Technology Officer effective as of April 8, 2016.
(9)	Ms. Markow was hired by Bionik Canada on September 3, 2014 on a part-time basis and became a full time employee on September 16, 2015.
(10)	On December 14, 2015, we issued 1,000,000 options to Mr. Bloch and 400,000 options to Mr. Prywata at an exercise price of $1.00 that vest equally over three years on the anniversary date starting December 14, 2016.
(11)	On November 24, 2015, we issued 400,000 options to Ms. Markow at an exercise price of $1.22, that vest equally over three years on the anniversary date starting November 24, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2016.

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

__________

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

On February 25, 2015, 262,904 post-Acquisition Transaction common shares were issued to two former lenders connected with a $241,185 loan received and repaid in fiscal 2013. As part of the consideration for the initial loan, Messrs. Prywata and Caires transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse them 320,000 common shares, however these shares have not yet been issued.

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2016, we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2016.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal year ended March 31, 2016.

Name	Fees earned or paid in cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Robert Hariri	$20,000	-	$128,360	(1)	-	-	$-	$148,360

Marc Mathieu	-	-	$101,037	(1)	-	-	$-	$101,037

__________

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

Messrs. Bloch, Prywata and Caires received compensation for their respective services to the Company as set forth above under “-Compensation of Executive Officers.”

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

Hermano Igo Krebs

Effective as of the effective date of the acquisition of IMT, the Company hired Dr. Hermano Igo Krebs, as a part-time employee and appointed him as the Company’s Chief Science Officer, all pursuant to an Employment Agreement with Dr. Krebs dated April 19, 2016 (the “Krebs Employment Agreement”). Dr. Kreb’s employment with the Company shall be subject to any conflicting obligations he has to The Massachusetts Institute of Technology (“MIT”), and Dr. Krebs shall not have to perform any services for the Company if the performance of such services may conflict with his obligations or duties to MIT.

Dr. Krebs shall be employed by the Company indefinitely subject to the termination provisions described in the Krebs Employment Agreement. Pursuant to the terms of the Krebs Employment Agreement, Dr. Krebs shall receive an annual base salary of $218,000 per annum multiplied by his part-time percentage from time to time, which as of the date of this filing is 49%. The annual base salary shall be reviewed on an annual basis or more frequently by mutual agreement. Dr. Krebs will be entitled to participate in the Company’s equity incentive plan, and would also be entitled to receive an annual discretionary bonus of 30% of annualized actual base salary.

In the event Dr. Krebs’s employment is terminated as a result of death, Dr. Krebs’s estate would be entitled to receive the annual salary, outstanding expenses, accrued vacation and a portion of the annual bonus earned up to the date of death. In addition, all options and warrants as of the date of death would continue in full force and effect, subject to the terms and conditions thereof.

In the event Dr. Krebs’s employment is terminated as a result of disability, Dr. Krebs would be entitled to receive the annual salary, accrued vacation, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination.

In the event Dr. Krebs’s employment is terminated by the Company for cause, Dr. Krebs would be entitled to receive his annual salary, accrued vacation, benefits and expenses incurred up to the date of termination.

In the event Dr. Krebs’s employment is terminated by the Company without cause or Dr. Kreb’s terminates for good reason, he would be entitled to receive (a) six months’ salary, plus one months’ salary for each completed year of service up to a maximum of nine months’ salary, (b) unreimbursed expenses and accrued vacation time, subject to certain limitations.

Dr. Krebs will not sell or transfer any shares of the Company’s common stock owned by him as a result of the Merger except until such securities are registered for resale along with any Registrant securities it registers on behalf of Peter Bloch.

The Krebs Employment Agreement contains customary non-competition, non-solicitation and non-disparagement provisions in favor of the Company, but subject to his continued right to be employed by MIT or other non-profit entity. Dr. Krebs also agreed to customary terms regarding confidentiality and ownership of intellectual property, but subject to any rights of MIT or other non-profit entity he may work for that are required as a condition to such employment.

Jules Fried

Effective as of the effective date of the acquisition of IMT, the Company hired Jules Fried, as its Vice President of US Operations, all pursuant to an Employment Agreement with Mr. Fried dated April 19, 2016 (the “Fried Employment Agreement”).

The term of employment under the Fried Employment Agreement is 3 years subject to the termination provisions described in the Fried Employment Agreement. Pursuant to the terms of the Fried Employment Agreement, Mr. Fried shall receive an annual base salary of $218,000 per annum, will be entitled to participate in the Company’s equity incentive plan, and would also be entitled to receive an annual discretionary bonus of 30% of base salary.

In the event Mr. Fried’s employment is terminated as a result of death, Mr. Fried’s estate would be entitled to receive the annual salary, accrued vacation and a portion of the annual bonus earned up to the date of death. In addition, all options and warrants as of the date of death would continue in full force and effect, subject to the terms and conditions thereof.

In the event Mr. Fried’s employment is terminated as a result of disability, Mr. Fried would be entitled to receive the annual salary, accrued vacation, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination.

In the event Mr. Fried’s employment is terminated by the Company for cause, Mr. Fried would be entitled to receive his annual salary, accrued vacation, benefits and expenses incurred up to the date of termination.

In the event Mr. Fried’s employment is terminated by the Company without cause, he would be entitled to receive 3 months’ salary, plus four weeks’ salary for each completed year of service up to a maximum of nine months’ salary.

Mr. Fried will not sell or transfer any Registrant security owned by him as a result of the Merger except as follows:

•	Mr. Fried may rely upon Rule 144 to sell any of such securities.

•	Any shares of common stock underlying $0.25 options shall be released from such restrictions upon the effectiveness of the resale registration statement referred to in the last sentence of Section 3.11 of the Fried Employment Agreement.

•	Any shares of common stock underlying $0.95 options shall not be subject to any restrictions under the Fried Employment Agreement.

•	Any other such securities owned by Mr. Fried shall be released from such restrictions upon the effectiveness of the resale registration statement referred to in the last sentence of Section 3.11 of the Fried Employment Agreement.

The Fried Employment Agreement contains customary non-competition, non-solicitation and non-disparagement provisions in favor of the Company. Mr. Fried also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of June 22, 2016, is comprised of Peter Bloch, Michal Prywata, Thiago Caires, Robert Hariri and Marc Mathieu. Pursuant to Board of Director action on May 25, 2016 and as required pursuant to the terms of our acquisition of IMT, Hermano Igo Krebs will join our Board of Directors effective July 1, 2016.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, other than Mr. Mathieu, who did not file a Form 4 disclosing the acquisition of certain options beneficial owned by him, by the deadline, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our Common Stock as of June 22, 2016 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 22, 2016 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table provides for percentage ownership as follows: (a) assuming 96,241,292 shares are outstanding as of June 22, 2016, consisting of 46,362,541 shares of Common Stock (representing 22,712,541 issued and outstanding shares of Common Stock and 23,650,000 shares of our common stock issuable to the approximately 78 former security holders of IMT) and 50,000,000 Common Stock equivalents through the Exchangeable Shares and (b) 72,712,541 issued and outstanding shares as of June 22, 2016, consisting of 22,712,541 shares of Common Stock and 50,000,000 Common Stock equivalents through the Exchangeable Shares. The percentages below also assume the exchange by all of the holders of Exchangeable Shares of Bionik Canada for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
		(a)	(b)

Peter Bloch (1)(2)	7,074,768	7.28%	9.60%
Michal Prywata (1)(3)	8,487,215	8.73%	11.52%
Thiago Caires (1)(4)	8,487,215	8.73%	11.52%
Olivier Archambaud (1)	7,210,768	7.49%	9.92%
Leslie N. Markow (5)	94,374	*	*
Hermano Igo Krebs (6)	5,190,376	5.37%	7.10%
Jules Fried (7)	2,465,825	2.52%	3.32%
Robert Hariri (8)	291,944	*	*
Marc Mathieu	-	-	-
All directors and executive officers as a group (8 persons)	32,091,717	31.69%	41.22%

__________

* Less than 1%

(1)	Such shares will initially be held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:

•	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Acquisition Transaction;
•	Have dividend entitlements and other attributes corresponding to the Common Stock;
•	Be exchangeable, at each holder’s option, for Common Stock; and
•	Upon the direction of our board of directors, be exchanged for Common Stock on the 10-year anniversary of the First Closing, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)	Includes options to acquire 990,864 Exchangeable Shares.
(3)	Includes options to acquire 990,864 Exchangeable Shares. Does not include 160,000 Exchangeable Shares expected to be issued to Mr. Prywata.
(4)	Includes options to acquire 990,864 Exchangeable Shares. Does not include 160,000 Exchangeable Shares expected to be issued to Mr. Caires.
(5)	Represents 94,374 options to acquire shares of our common stock.
(6)	Of such shares, 1,038,075 are held in escrow to satisfy potential indemnifiable losses by the Company under the terms of the merger agreement with IMT. Includes options to acquire 360,231 shares of our common stock.
(7)	Of such shares, 173,729 are held in escrow to satisfy potential indemnifiable losses by the Company under the terms of the merger agreement with IMT. Includes options to acquire 1,597,178 shares of our common stock.
(8)	Includes options to acquire 41,944 shares of our common stock and warrants to acquire 125,000 shares of our common stock.

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

As of March 31, 2016, we had aggregate advances repayable by Messrs. Prywata and Caires of $41,445, which bear interest at a prescribed rate of 1% and are repayable on demand in Canadian dollars.

At March 31, 2016, there was $2,694 owing to Peter Bloch, $3,284 owing to Thiago Caires, a director and our former CTO, $8,812 owing to Michal Prywata and $116 owing to Leslie Markow for sums paid by them on behalf of Bionik Canada for certain of its expenses. Subsequent to March 31, 2016, all of such amounts have been paid.

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

Dr. Krebs, our Chief Science Officer, is a party to the Agreement and Plan of Merger with IMT, and acts as the shareholders representative pursuant to the terms of that agreement.

At the effective date of the Merger, (a) Dr. Krebs received an aggregate of 5,190,376 shares of Bionik common stock (subject to 20% of such shares held in escrow to satisfy indemnifiable losses by the Company under the terms of the merger agreement) in return for his ownership of IMT securities, in addition to his IMT options which are as of the effective date of the merger exercisable for an aggregate of 360,231 shares of the common stock of the Company and (b) Mr. Fried received an aggregate of 868,647 shares of Bionik common stock (subject to 20% of such shares held in escrow to satisfy indemnifiable losses by the Company under the terms of the merger agreement) in return for his ownership of IMT securities, in addition to his IMT options which are as of the effective date of the merger exercisable for an aggregate of 1,597,178 shares of the common stock of the Company

An aggregate of $125,000 in principal amount is payable to Dr. Krebs, which with accrued interest are due and payable the earlier of December 31, 2017 and the date we raise new capital exceeding $15 million in cash. In addition, we paid an aggregate of approximately $33,000 in principal and interest on demand loans in favor of Dr. Krebs’ wife at or about the effective date of the acquisition of IMT.

An aggregate of approximately $130,000 was due to Dr. Krebs for past-due compensation and an aggregate of approximately $123,000 was due to Mr. Fried for past-due compensation, which amounts were paid at or about the effective date of the acquisition of IMT.

Dr. Krebs is a licensor to IMT pursuant to an Agreement dated June 8, 2009, of patent #8,613,691, pursuant to which IMT pays Dr. Krebs and the co-licensor an aggregate royalty of 1% of sales based on such patent.

Other than the above transactions and the transaction relating to IMT and its officers and directors included elsewhere in this Transition Report on Form 10-K, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

Item 14. Principal Accounting Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the transition period and fiscal year ended March 31, 2016, the fiscal year ended December 31, 2015 and the nine-month transition period ended December 31, 2014, with management and have reviewed related written disclosures of MNP LLP, our independent accountants for the transition period and fiscal ended March 31, 2016, the year ended December 31, 2015 and the nine-month transition period ended December 31, 2014, of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in our Transition Report on Form 10-KT for the transition period ended March 31, 2016.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the three month transition period ended March 31, 2016, the year ended December 31, 2015 and the nine month transition period ended December 31, 2014 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the transition period ended March 31, 2016, the fiscal year ended December 31, 2015, the transition period ended December 31, 2014 and the fiscal year ended March 31, 2014, and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2016T	2015	2014T

Audit Fees	$61,912	$97,995	$70,216

Audit-Related Fees	-	$11,339	-

Tax Fees	-	$8,998	$8,955

All Other Fees	$10,618	$2,573	-

Total Fees	$72,530	$120,905	$79,171

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibits

2.1	Plan of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
2.2	Agreement and Plan of Merger, dated as of March 1, 2016, by and among Bionik Laboratories Corp., Bionik Mergerco Inc. and Interactive Motion Technologies Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2016)
2.3	Waiver and Amendment Agreement, dated as of March 14, 2016, by and among Bionik Laboratories Corp., Hermano Igo Krebs, Bionik Mergerco Inc. and Interactive Motion Technologies, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 18, 2016)
3.1	Articles of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.2	Certificate of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.3	Certificate of Incorporation, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.4	Delaware By-laws, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.5	Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3.6	Amended and Restated By-Laws (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.3	Form of Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.4	Form of Warrant to Pope and Company Limited (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the Fiscal Quarter Ended September 30, 2015)
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.6	Spin-Off Agreement, dated as of February 26, 2015, by and among Bionik Laboratories Corp., and Brian E. Ray and Jon Lundgreen (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.7	Assignment and Assumption Agreement, dated as of February 26, 2015, by and between Bionik Laboratories Corp. and Tungsten 74 LLC (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.8	Form of Subscription Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.9**	Peter Bloch Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.10**	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.11**	Thiago Caires Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.12**	Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.13**	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)
10.14	License Agreement with The Massachusetts Institute of Technology, as amended
10.15	Exclusive Patent Application and Patent License Agreement between Interactive Motion Technologies, Inc., and Hermano Igo Krebs and Caitlyn Joyce Bosecker
10.16	Escrow Agreement dated April 21, 2016, by and among the Registrant, Hermano Igo Krebs as Stockholders Representative, and Ruskin Moscou Faltischek, PC, as escrow agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.17	Registration Rights Agreement dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.18**	Employment Agreement with Hermano Igo Krebs dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.19**	Employment Agreement with Jules Fried dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)
31.1*	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____

* Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Peter Bloch
Peter Bloch
Chairman and Chief Executive Officer

Dated: June 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Peter Bloch	Chief Executive Officer Director and	June 30, 2016
Peter Bloch	(Principal Executive Officer)

/S/ Leslie N. Markow	Chief Financial Officer	June 30, 2016
Leslie Markow	(Principal Financial and Accounting Officer)

/S/ Michal Prywata	Chief Operating Officer	June 27, 2016
Michal Prywata	and Director

/S/ Thiago Caires	Director	June 27, 2016
Thiago Caires

/S/ Robert Hariri	Director	June 27, 2016
Robert Hariri

/S/ Marc Mathieu	Director	June 27, 2016
Marc Mathieu

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 and December 31, 2015 and 2014

(Amounts expressed in US Dollars)

Index

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at March 31, 2016, March 31, 2015, December 31, 2015 and December 31, 2014	F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the three month period ended March 31, 2016 and for the years ended March 31, 2016, March 31, 2015 (unaudited) and December 31, 2015 and the nine month period ended December 31, 2014	F-4

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the periods ended March 31, 2016, December 31, 2015, March 31, 2015 (unaudited) and the nine month period ended December 31, 2014	F-5

Consolidated Statements of Cash Flows for the period ended March 31, 2016, and for the years ended March 31, 2016, March 31, 2015 (unaudited), December 31, 2015 and the nine month period ended December 31, 2014	F-6

Notes to Consolidated Financial Statements	F-7 – F-35

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bionik Laboratories Corp.:

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. as of March 31, 2016 and 2015 and December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity (deficiency), and cash flows for the three month period and year ended March 31, 2016, the year ended December 31, 2015 and the nine month period ended December 31, 2014. Bionik Laboratories Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Bionik Laboratories Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bionik Laboratories Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionik Laboratories Corp. as of March 31, 2016 and 2015 and December 31, 2015 and 2014, and the results of its operations and its cash flows for the three month period and year ended March 31, 2016, the year ended December 31, 2015 and the nine month period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

June 29, 2016

Bionik Laboratories Corp.

Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at	As at	As at
	March 31, 2016	March 31, 2015	December 31, 2015	December 31, 2014
	$	$	$	$
Assets
Current
Cash and cash equivalents	5,381,757	6,125,108	6,617,082	209,933
Prepaid expenses and other receivables (Note 3)	231,733	158,419	188,217	81,130
Due from related parties (Note 7)	41,445	41,480	38,554	44,986
Short term advances (Note 4)	125,153	-	-	-
Loans receivable (Note 4)	379,908	-	307,459	-
Total Current Assets	6,159,996	6,325,007	7,151,312	336,049
Equipment (Note 5)	76,750	100,629	87,103	77,922
Total Assets	6,236,746	6,425,636	7,238,415	413,971

Liabilities and Shareholders' Equity (Deficiency)
Current
Accounts payable (Note 7)	320,871	208,787	134,718	308,947
Accrued liabilities (Note 7)	515,979	332,946	57,840	155,463
Warrant derivative liability (Note 10)	5,135,990	8,382,648	6,067,869	-
Total Liabilities	5,972,840	8,924,381	6,260,427	464,410
Shareholders' Equity (Deficiency)
Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1 (December 31, 2014 – Nil)	-	-	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (December 31, 2014 – 200,000,000); Exchangeable Shares; Authorized – Unlimited, Common shares Issued and outstanding – 22,591,292, 15,839,563, 22,428,313, nil; Exchangeable Shares Issued and Outstanding – 50,000,000 (December 31, 2014 – 49,737,096) (Note 8)	72,591	65,840	72,428	49,737
Additional paid-in capital	11,801,146	10,081,394	11,412,399	4,936,456
Shares to be issued (Note 8(xiii))	-	-	98,900	-
Deficit	(11,651,980)	(12,688,128)	(10,647,888)	(5,053,982)
Accumulated other comprehensive income	42,149	42,149	42,149	17,350
Total Shareholders' Equity (Deficiency)	263,906	(2,498,745)	977,988	(50,439)
Total Liabilities and Shareholders' Equity (Deficiency)	6,236,746	6,425,636	7,238,415	413,971

The accompanying notes are an integral part of these consolidated financial statements

Bionik Laboratories Corp.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts expressed in U.S. Dollars)

	3 months Ended March 31 2016	Year Ended March 31 2016	Year Ended March 31 2015 (Unaudited)	Year Ended December 31 2015	Nine month period ended December 31 2014
	$	$	$	$	$
Operating expenses
Research and development	343,742	1,397,554	1,537,491	1,489,483	1,101,820
General and administrative	1,438,553	3,676,125	1,621,341	2,666,669	1,192,244
Share-based compensation expense (Notes 8(v), 8(xiii) and 9)	158,244	1,495,837	484,210	1,709,230	112,573
Depreciation (Note 5)	14,387	63,454	44,448	59,479	34,036
Total operating expenses	1,954,926	6,632,970	3,687,490	5,924,861	2,440,673

Other expenses (income)
Imputed interest expense (Note 6)	-	-	27,677	-	27,677
Interest expense	-	2,839	6,391	3,018	6,212
Other income	(8,522)	(42,173)	(46,349)	(33,974)	(46,026)
Foreign exchange loss	(71,399)	112,771	36,211	184,125	36,211
Change in fair value of warrant derivative liability (Note 10)	(870,913)	(7,742,555)	6,387,473	(484,124)	-
Total other (income) expenses	(950,834)	(7,669,118)	6,411,403	(330,955)	24,074

Net (loss) income for the period	(1,004,092)	1,036,148	(10,098,893)	(5,593,906)	(2,464,747)
Foreign exchange translation adjustment	-	-	409	24,799	(24,390)

Net (loss) income and comprehensive (loss) income for the period	(1,004,092)	1,036,148	(10,098,484)	(5,569,107)	(2,489,137)

(Loss) income per share - basic (Note 14)	(0.01)	0.01	(0.20)	(0.08)	(0.05)
(Loss) income per share – diluted (Note 14)	(0.01)	(0.08)	(0.20)	(0.08)	(0.05)

Weighted average number of shares outstanding – basic (Note 14)	72,455,753	71,554,822	50,226,548	67,210,266	48,225,034
Weighted average number of shares outstanding – diluted (Note 14)	72,455,753	79,984,257	50,226,548	67,210,266	48,225,034

The accompanying notes are an integral part of these consolidated financial statements

Bionik Laboratories Corp.

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares		Additional Paid In	Shares to be		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Income	Total
		$		$	$	$	$	$	$
Balance, March 31, 2014	-	-	36,621,885	36,622	1,736,247	-	(2,589,235)	41,740	(774,626)
Issuance of common shares for cash	-	-	10,792,335	10,792	2,605,270	-	-	-	2,616,062
Share issue costs	-	-	-	-	(11,609)	-	-	-	(11,609)
Shares issues on conversion of loans	-	-	1,012,142	1,012	238,734	-	-	-	239,746
Beneficial conversion feature	-	-	-	-	27,677	-	-	-	27,677
Shares issued on exercise of stock options	-	-	1,310,734	1,311	227,564	-	-	-	228,875
Share compensation expense	-	-	-	-	112,573	-	-	-	112,573
Net loss for the period	-	-	-	-	-	-	(2,464,747)	-	(2,464,747)
Foreign currency translation	-	-	-	-	-	-	-	(24,390)	(24,390)
Balance, December 31, 2014	-	-	49,737,096	49,737	4,936,456	-	(5,053,982)	17,350	(50,439)
Effect of the Reverse Acquisition	1	-	6,000,063	6,000	(6,000)	-	-	-	-
Shares issued on private placement	-	-	9,839,500	9,840	4,779,564	-	-	-	4,789,404
Share compensation expense	-	-	262,904	263	371,374	-	-	-	371,637
Net loss for the year	-	-	-	-	-	-	(7,634,146)	-	(7,634,146)
Foreign currency translation	-	-	-	-	-	-	-	24,799	24,799
Balance, March 31, 2015	1	-	65,839,563	65,840	10,081,394	-	(12,688,128)	42,149	(2,498,745)
Balance, March 31, 2015	1	-	65,839,563	65,840	10,081,394	-	(12,688,128)	42,149	(2,498,745)
Shares issued on private placement	-	-	6,568,750	6,568	(6,568)	-	-	-	-
Shares to be issued for services	-	-	-	-	-	98,900	-	-	98,900
Share compensation expense	-	-	20,000	20	1,337,573	-	-	-	1,337,593
Net income for the period	-	-	-	-	-	-	2,040,240	-	2,040,240
Foreign currency translation	-	-	-	-	-	-	-	-	-
Balance, December 31, 2015	1	-	72,428,313	72,428	11,412,399	98,900	(10,647,888)	42,149	977,988
Shares issued for services	-	-	117,471	117	169,583	(98,900)	-	-	70,800
Cashless exercise of warrants	-	-	45,508	46	60,920	-	-	-	60,966
Share compensation expense	-	-	-	-	158,244	-	-	-	158,244
Net loss for the year	-	-	-	-	-	-	(1,004,092)	-	(1,004,092)
Foreign currency translation	-	-	-	-	-	-	-	-	-
Balance, March 31, 2016	1	-	72,591,292	72,591	11,801,146	-	(11,651,980)	42,149	263,906

The accompanying notes are an integral part of these consolidated financial statements

Bionik Laboratories Corp.

Consolidated Statements of Cash Flows

(Amounts expressed in U.S. Dollars)

	3 months ended March 31, 2016	Year ended March 31, 2016	Year ended March 31, 2015 (Unaudited)	Year ended December 31, 2015	Nine month period ended December 31, 2014
	$	$	$	$	$
Operating activities
Net (loss) income for the period	(1,004,092)	1,036,148	(10,098,893)	(5,593,906)	(2,464,747)
Adjustment for items not affecting cash
Depreciation	14,387	63,454	44,448	59,479	34,036
Imputed interest	-	-	27,677	-	27,677
Interest expense (income)	(4,701)	7,697	179	(7,459)	-
Share-based compensation expense	158,244	1,495,837	273,887	1,709,230	112,573
Shares issued for services	70,800	169,700	210,323	-	-
Shares to be issued for services	-	-	-	98,900	-
Change in fair value of warrant derivative liability	(870,913)	(7,742,555)	6,387,473	(484,124)	-
	(1,636,275)	(4,969,719)	(3,154,906)	(4,217,880)	(2,290,461)
Changes in non-cash working capital items
Prepaid expenses and other receivables	(43,516)	(73,314)	337,451	(107,087)	420,709
Due from related parties	(2,891)	35	-	6,432	-
Accounts payable	186,153	112,129	123,654	(174,229)	195,427
Accrued liabilities	458,139	183,033	228,840	(97,623)	34,847
Net cash used in operating activities	(1,038,390)	(4,747,836)	(2,464,961)	(4,590,387)	(1,639,478)
Investing activities
Acquisition of equipment	(3,032)	(42,863)	(148,136)	(80,195)	(109,316)
Advances	(125,153)	(125,153)	-	-	-
Provision of a loan receivable	(68,750)	(379,908)	-	(300,000)	-
Net cash used in investing activities	(196,935)	(547,924)	(148,136)	(380,195)	(109,316)
Financing activities
Proceeds from issuance of shares, net of issue costs	-	4,552,409	9,393,441	11,341,397	2,604,453
Repayment of proceeds from loans payable	-	-	(733,293)	-	(733,293)
Proceeds from the exercise of options	-	-	228,875	-	228,875
Repayment of loans from related parties	-	-	(111,357)	-	(111,357)
Net cash provided by financing activities	-	4,552,409	8,777,666	11,341,397	1,988,678
Effects of foreign currency exchange rate changes on cash and cash equivalents	-	-	(42,943)	36,334	(33,433)
Net increase in cash and cash equivalents for the period	(1,235,325)	(743,351)	6,121,626	6,407,149	206,451
Cash and cash equivalents, beginning of period	6,617,082	6,125,108	3,482	209,933	3,482
Cash and cash equivalents, end of period	5,381,757	5,381,757	6,125,108	6,617,082	209,933
Supplemental information:
Issuance of shares on conversion of loans	-	-	500,000	500,000	239,746

The accompanying notes are an integral part of these consolidated financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS

The Company and its Operations

Bionik Laboratories Corp. (formerly Drywave Technologies Inc., the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013, the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved on September 24, 2014. The consolidated financial statements consolidate the Company, subject to the Exchangeable Shares referred to below, and its wholly-owned subsidiaries Bionik Laboratories Inc. (“Bionik Canada”) and Bionik Acquisition Inc.

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

The Company has not yet realized any revenues from its planned operations. As at March 31, 2016, the Company had working capital of $187,156 (March 31, 2015 – shortfall of $2,599,374, December 31, 2015 and 2014 – $890,885 and shortfall of $128,361, respectively) and shareholders’ equity of $263,906 (March 31, 2015 – deficiency of $2,498,745, December 31, 2015 and 2014 - $977,988, deficiency of $50,439) and incurred a net loss and comprehensive loss of $1,004,092 for the three months ended March 31, 2016 and net income of $1,036,148 for the year ended March 31, 2016 (year ended December 31, 2015 loss of $5,569,107 and nine month period ended December 31, 2014 loss of $2,489,137). Further, the Company expects that the ARKE will be categorized as a Class I device under Health Canada, and Class IIa in Europe to obtain the CE Mark and be a Class II medical device under the U.S. Food and Drug Administration (“FDA”) and accordingly will be subject to FDA regulations, guidelines and the FDA’s Quality System Regulation (“QSR”) in order to market and sell their product in the U.S. The costs of obtaining the necessary FDA approval and maintaining compliance with the FDA could be significant. The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, Canada M5G 2C9

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, other receivables, accounts payable, accrued liabilities, and due from related parties’ approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

As at March 31, 2016, the Company’s warrant derivative liability is measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the year.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

Newly Adopted and Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the consolidated financial statements of adopting ASU 2014-09 will be assessed by management.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASI 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASI 2016-02 will have on the consolidated financial position and the consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing on January 1, 2016. The Company has adopted this ASU No. 2015-16 as at and for the three and twelve month periods ended March 31, 2016. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

3.	PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31, 2016	March 31, 2015	December 31, 2015	December 31, 2014
	$	$	$	$
Prepaid expenses and other receivables	87,979	6,242	120,661	18,172
Prepaid insurance	107,259	126,771	12,966	40,630
Sales taxes receivable (i)	36,495	25,406	54,590	22,328
	231,733	158,419	188,217	81,130

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

4.	LOANS RECEIVABLE AND SHORT TERM ADVANCES

During the year ended December 31, 2015, the Company provided two loans to Interactive Motion Technologies Inc. (IMT) which the Company has subsequently acquired (the “Acquisition”) (Note 16) on April 21, 2016. The original loans were an aggregate amount of $300,000 under normal commercial terms. The loans both carry an interest rate of 6% and are secured by all assets of the third party subject to a $200,000 subordination to a third party financial services company, which was released in April, 2016. During the three month period ended March 31, 2016, the Company advanced an additional $68,750 to IMT. As at March 31, 2016 accrued interest on the loans amounted to $11,158 (March 31, 2015 - $nil, December 31, 2015 and 2014 - $7,459 and $nil) which was included in the loan balance. During the three months ended March 31, 2016 the Company also advanced IMT $125,153 included in short term advances on the consolidated balance sheet, for costs related to the Acquisition (Note 16). Subsequent to April 21, 2016 both the loan receivable balance of $379,908 and the short term advances of $125,153 will be included in intercompany balances that will be eliminated on consolidation.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

5.	EQUIPMENT

Equipment consisted of the following as at March 31, 2016 and March 31, 2015:

	March 31, 2016			March 31, 2015
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	152,246	96,379	55,867	107,369	33,933	73,436
Furniture and fixtures	22,496	10,118	12,378	23,832	7,689	16,143
Tools and parts	11,422	2,917	8,505	12,100	1,050	11,050
	186,164	109,414	76,750	143,301	42,672	100,629

Equipment consisted of the following as at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	148,214	84,072	64,142	77,650	27,438	50,212
Furniture and fixtures	23,496	9,478	14,018	24,909	7,325	17,584
Tools and parts	11,422	2,479	8,943	11,913	1,787	10,126
	183,132	96,029	87,103	114,472	36,550	77,922

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and twelve month periods ended March 31, 2016 was $14,387 and $63,454, respectively. Depreciation expense during the 12 month period ended December 31, 2015 and the 9 month period ended December 31, 2014 was $59,479 and $34,036, respectively.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of March 31, 2016 the Company had advances receivable from the Chief Operating Officer (“COO”) and the former Chief Technology Officer (“CTO”) for $41,445 (March 31, 2015 – $41,480, December 31, 2015 and 2014 - $38,554 and $44,986). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. During the year ended March 31, 2016, the Company accrued interest receivable in the amount of $1,148 (three month period ended March 31, 2016 - $392, twelve month period ended December 31, 2015 - $756, nine month period ended December 31, 2014 - $Nil.); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

Accounts payable and accrued liabilities

(b)	As at March 31, 2016, $2,694 (March 31, 2015 - $1,490, December 31, 2015 and 2014 - $2,970 and $4,220) was owing to the CEO, $3,284 (March 31, 2015 - $9,752, December 31, 2015 and 2014 - $856 and $5,930) owing to the former CTO, $8,812, was owing to the COO (March 31, 2015 - $7,025, December 31, 2015 and 2014 - $878 and $nil) and $116 (March 31, 2015 – nil, December 31, 2015 and 2014 - $346 and $nil) owing to the CFO, related to business expenses, all of which are included in accounts payable or accrued liabilities.

Issuance of shares to settle due to related party

(c)	During the nine months ended December 31, 2014, one advance amounting to $85,947 ($95,000 CAD) was settled by issuance of 331,443 common shares to a former director.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL

		March 31, 2016			December 31, 2015
		Number of			Number of
		shares	$		shares	$
Exchangeable Shares:
Balance, beginning of period		50,00,000	50,000		50,000,000	50,000
Balance, end of the year		50,000,000	50,000		50,000,000	50,000

Common Shares:
Balance, beginning of the period		22,428,313	22,428		15,839,563	15,840
Shares issued under private placement		-	-	(x)-(xii)	6,568,750	6,568
Shares issued for services	(xiii)	117,471	117	(xiii)	20,000	20
Cashless exercise of warrants	(xiv)	45,508	46		-	-
Balance, end of the period		22,591,292	22,591		22,428,313	22,428
TOTAL COMMON SHARES		72,591,292	72,591		72,428,313	72,428

		March 31, 2015		December 31, 2014
		Number of		Number of
		shares	$	shares	$
Exchangeable Shares:
Balance at beginning of period		49,737,096	49,737	36,621,885	36,622
Shares issued for services	(v)	262,904	263	-	-
Shares issued under private placement	(i)	-	-	10,792,335	10,792
Shares issued on conversion and settlement of debt	(ii)(iii)	-	-	1,012,142	1,012
Shares issued on the exercise of options	(iv)	-	-	1,310,734	1,311
Balance at end of the period		50,000,000	50,000	49,737,096	49,737
Common Shares:
Balance at beginning of the period		-	-	-	-
Shares issued as Merger consideration	(vii)	6,000,063	6,000	-	-
Shares issued under private placement	(vi)(viii) (ix)	9,839,500	9,840	-	-
Balance at end of the period		15,839,563	15,840	-	-
TOTAL COMMON SHARES		65,839,563	65,840	-	-

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL – Continued

(i)	In April, 2014, the Company completed a private placement issuing 10,792,335 common shares at a price of $0.24 per share for gross proceeds of $2,616,062. A former director of the Company assisted in securing a significant portion of this financing. The Company incurred $11,609 in share issue costs related to the transaction.

(ii)	In May 2014, the Company issued 436,908 common shares in exchange for the settlement of $115,223 of unsecured debt.

(iii)	In June, 2014, the Company issued 575,234 common shares on conversion of the convertible secured promissory note (Note 6). The note plus accrued interest totaled $124,523 and was converted at a 20% discount to the April 2014 private placement.

(iv)	In June 2014, the Company issued 1,310,734 common shares for the exercise of stock options. The Company received cash of $228,875.

(v)	On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 8(vi)), and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the CTO and COO 320,000 common shares. As at March 31, 2016, these shares have not yet been issued.

(vi)	Concurrently with the closing of the Merger on February 26, 2015, the Company issued 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (the “First Closing”) (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the transaction of $848,822 and issued 773,575 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant derivative liability on the consolidated balance sheet (Note 10). After deducting the value of the warrants and the share issue costs, $4,789,404 was attributed to the value of the common shares.

(vii)	Immediately following the Merger and the First Closing, 6,000,063 common shares were held by existing Drywave stockholders, 7,735,750 were held by the investors in the Offering and Bionik Canada shareholders held an equivalent of 50,000,000 shares of the common shares through their ownership of 100% of the Exchangeable Shares which are held in 1 Special Preferred Share. The Special Preferred Share votes on behalf of the 50,000,000 Exchangeable Shares alongside the common shares of the Company as a single class.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL – Continued

(xi)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $147,566 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $37,739 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(xii)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 10). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $74,625 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(xiii)	During the year ended December 31, 2015, the Company entered into service agreements which included paying some of the fees in common shares. During the year ended December 31, 2015, the Company issued 20,000 shares pursuant to these commitments valued at $31,000 and included in share-based compensation. In addition, pursuant to these commitments the Company was obligated to issue 53,223 common shares valued at $98,900. During the three month period ended March 31, 2016 the 53,223 common shares related to services provided in 2015 were issued. As a result $98,900 recorded as shares to be issued at December 31, 2015 was reclassified to additional paid in capital. During the three months ended March 31, 2016, 64,248 common shares were issued related to investor relations and consulting services provided in 2016 valued at $75,600.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

8.	SHARE CAPITAL – Continued

(xiv)	In February 2016, 45,508 common shares were issued as a result of a cashless exercise of 148,787 warrants with an exercise price of $0.80 under the terms of the warrant agreement. The value of the warrants on exercise was attributed to the shares on exercise. As a result $60,966 was reclassified from warrant derivative liability to additional paid in capital.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the nine month period ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014 was $230,930 and $118,957 respectively.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487, which vest immediately.

On February 17, 2015, the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613.

On November 24, 2015, the Company issued 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS – Continued

On December 14, 2015, the Company issued 2,495,000 options granted to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437.

During the three and twelve month period ended March 31, 2016 the Company recorded $158,244 and $1,464,837, respectively in share based compensation related to the vesting of stock options. During the year ended December 31, 2015 and the nine month period ended December 31, 2014 the Company recorded $1,467,907 and $112,573, respectively in share based compensation related to the vesting of stock options.

These options granted and revalued during the year ended March 31, 2016 were valued using the Black-Scholes option pricing model with the following key assumptions:

Grant date	Expected life in years	Risk free rate	Dividend rate	Forfeiture rate	Expected volatility	Grant date fair value
February 17, 2015	5	1.59%	0%	0%	114%	$136,613
July 1, 2014	4.35	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	6.32	1.59%	0%	0%	114%	$118,957
April 11, 2014	4.14	1.59%	0%	0%	114%	$230,930
November 24, 2015	7	1.59%	0%	0%	114%	$694,384
December 14, 2015	7	1.59%	0%	0%	114%	$1,260,437

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2013	1,310,665	0.19
Exercised	(1,310,665)	0.19
Issued	3,894,252	0.22
Cancelled	(125,824)	0.17
Outstanding, December 31, 2014	3,768,428	0.22
Cancelled as a result of Merger	(3,768,428)	0.22
Re-issued as part of Merger	3,768,428	0.22
Issued	314,560	0.23
Outstanding March 31, 2015	4,082,988	0.22
Issued	3,145,000	1.05
Cancelled	(267,379)	0.22
Outstanding, December 31, 2015	6,960,609	0.59
Cancelled	(355,729)	0.97
Outstanding, March 31, 2016	6,604,880	0.57

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

9.	STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of March 31, 2016:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	437,236	April 1, 2021	291,492
0.23	99,610	June 20, 2021	67,107
0.23	2,972,592	July 1, 2021	2,972,592
0.23	225,442	February 17, 2022	157,285
1.22	400,000	November 24, 2022	-
1.00	2,470,000	December 14, 2022	-
	6,604,880		3,488,476

The weighted-average remaining contractual term of the outstanding options is 5.89 (March 31, 2015 – 6.27 December 31, 2015 and 2014 – 6.16 and 6.47, respectively) and for the options that are exercisable 5.26 (March 31, 2015 – 6.31, December 31, 2015 and 2014 – 5.49 and 6.33, respectively).

10.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, December 31, 2014	-	-
Issued	10,823,450	1.35
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Outstanding and exercisable, December 31, 2015	18,049,075	1.35
Issued	18,049,075	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35

In February 2016, a warrant holder exercised 148,787 warrants on a cash-less basis based on the terms of the warrant agreement and was issued 45,508 common shares. (Note 8 (xiv)).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

10.	WARRANTS – Continued

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of March 31, 2016:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40	Note 8(vi)	7,735,750	February 26, 2019
0.80	Note 8(vi)	773,575	February 26, 2019
1.40	Note 8(viii)	1,212,500	March 27, 2019
0.80	Note 8(viii)	121,250	February 26, 2019
1.40	Note 8(ix)	891,250	March 31, 2019
0.80	Note 8(ix)	89,125	February 26, 2019
1.40	Note 8(x)	3,115,000	April 21, 2019
0.80	Note 8(x)	311,500	February 26, 2019
1.40	Note 8(xi)	1,418,750	May 27, 2019
0.80	Note 8(xi)	141,875	February 26, 2019
1.40	Note 8(xii)	2,035,000	June 30, 2019
0.80	Note 8(xii)	54,713	February 26, 2019
		17,900,288

The weighted-average remaining contractual term of the outstanding warrants is 2.77 (March 31, 2015 – 3.93, December 31, 2015 and 2014 – 3.16 and nil, respectively).

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

The Company’s derivative instruments have been measured at fair value at inception and at each reporting period using a simulation model. The Company recognizes all of its warrants with price protection on its consolidated balance sheet as a derivative liability.

The following summarizes the changes in the value of the warrant derivative liability from inception until March 31, 2016:

		Number of Warrants	Value ($)

Warrants issued in February 26, 2015 financing	Note 8(vi)	8,509,325	550,374
Warrants issued in March 27, 2015 financing	Note 8(viii)	1,333,750	1,036,325
Warrants issued in March 31, 2015 financing	Note 8(ix)	980,375	759,290
Change in fair value of warrant derivative liability			6,036,659
Balance at March 31, 2015			8,382,648
Warrants issued in April 21, 2015 financing	Note 8(x)	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	Note 8(xi)	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	Note 8(xii)	2,238,500	1,490,969
Change in fair value of warrant derivative liability			(7,419,643)
Balance at December 31, 2015			6,067,869
Fair value of warrants exercised			(60,966)
Change in fair value of warrant derivative liability			(870,913)
Balance at March 31, 2016			5,135,990

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

10.	WARRANTS - Continued

During the year ended March 31, 2016 and December 31, 2015, the Company recorded a loss of $548,046 on recognition of the warrant derivative liability and a gain of $8,290,601 and $1,382,984, respectively on re-measurement to fair value at year end. The net impact is a gain of $7,742,555 and $484,124, respectively recorded as a change in fair value of warrant derivative liability within the Company’s consolidated statement of operations and comprehensive (loss) income.

During the three month period ended March 31, 2016, $870,913 was recorded as a change in fair value of warrant derivative liability within the Company’s consolidated statements of operations and comprehensive loss.

The key inputs and assumptions used in the simulation model at inception and at March 31, 2016 and 2015 and December 31, 2015 are as follows:

Grant date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free rate	Dividend rate	Expected volatility	Fair value ($)
At Inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457

At Period End:
March 31, 2016	16,408,250	2.91	1.4	0.21%	0%	62.96%	4,585,539
March 31, 2016	1,492,038	2.91	0.8	0.21%	0%	62.96%	550,451

At Period End:
December 31, 2015	16,408,250	3.16	1.4	0.65%	0%	53.58%	5,315,536
December 31, 2015	1,640,825	3.16	0.8	0.65%	0%	53.58%	752,333

At Period End:
March 31, 2015	9,839,500	3.91	1.4	0.41%	0%	52.45%	7,690,340
March 31, 2015	983,950	3.91	0.8	0.41%	0%	52.45%	692,308

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

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

The warrant derivative liability is classified within Level 3 of the fair value hierarchy because on initial recognition and again at each reporting period, it was valued using these significant inputs and assumptions that are unobservable in the market. Changes in the values assumed and used in the simulation model can materially affect the estimate of fair value.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

11.	INCOME TAXES

Components of net (loss) income before income taxes consists of the following:

	3 months ended March 31, 2016	Year ended March 31, 2016	Year ended December 31, 2015	Nine months ended December 31, 2014
	$	$	$	$
U.S.	183,461	4,706,413	(2,372,510)	-
Canada	(1,187,553)	(3,670,265)	(3,221,396)	(2,464,747)
	(1,004,092)	1,036,148	(5,593,906)	(2,464,747)

Reconciliation of the statutory tax rate of 35% (2014 - 26.5%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	3 months ended March 31, 2016	Year ended March 31, 2016	Year ended December 31, 2015	Nine months ended December 31, 2014
	$	$	$	$
Net (loss) income for the period before recovery of income taxes	(1,004,092)	1,036,148	(5,593,906)	(2,464,747)

Statutory rate	35%	35%	35%	26.5%
Expected income tax (recovery) expense	(351,432)	362,652	(1,957,867)	(653,158)
Tax rate changes and other basis adjustments	(162,267)	195,108	364,651	(29,109)
Change in fair value of derivative liability	(304,835)	(2,709,894)	(169,443)
Stock-based compensation	55,350	512,693	587,381	-
Non-deductible expenses	(99,642)	(12,073)	227,068	193,305
Change in valuation allowance	862,826	1,651,514	948,210	488,962
Recovery of income taxes	-	-	-	-

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

11.	INCOME TAXES – Continued

Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	March 31, 2016	March 31, 2015	December 31, 2015	December 31, 2014
	$	$	$	$
Property and equipment	52,331	34,556	47,495	36,940
Share issue costs	3,586	5,838	3,877	162,350
SR&ED pool	400,557	103,799	340,585	7,137
Other	215,202	32,447	39,947	18,621
Non-capital losses – Canada	1,587,439	977,178	1,149,389	812,522
Net operating losses - U.S.	589,491	43,274	404,487	-
Valuation allowance	(2,848,606)	(1,197,092)	(1,985,780)	(1,037,570)

	-	-	-	-

The Company has non-capital losses in its Canadian subsidiary of approximately $5,990,000, which will expire between 2031 and 2036. The Company has net operating losses in the U.S. parent Company of $1,684,261, which will expire in 2036.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of March 31, 2016, the Company had no uncertain tax positions.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

11.	INCOME TAXES - Continued

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2016:

United States - Federal	2013 – present
United States – State	2013 – present
Canada – Federal	2012 - present
Canada – Provincial	2012 - present

12.	COMMITMENTS AND CONTINGENCIES

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

14.	(LOSS) PER SHARE

Common share equivalents, options and warrants are were excluded from the computation of diluted loss per share for the three month periods ended March 31, 2016 and 2015 (unaudited), the years ended December 31, 2015 and March 31, 2015 (unaudited) and the nine month period ended December 31, 2014 as their effects are anti-dilutive.

The reconciliation of diluted (loss) per share for the year ended March 31, 2016 is presented below:

Numerator
Net income	$1,036,148
Change in fair value of warrant derivative liability	(7,742,555)
Net (loss) used in computation of diluted EPS	$(6,706,407)

Denominator
Basic weighted average number of shares outstanding	71,554,822
Warrants	8,429,435
Diluted weighted average number of shares outstanding	79,984,257

Diluted loss per share	$(0.08)

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

15.	TRANSITION PERIOD COMPARATIVE DATA

Three months ended
March 31, 2015 (Unaudited)
$
Operating Data:
Expenses
Research and development	435,671
Professional and consulting fees	261,350
General and administrative	167,747
Depreciation	10,412
Share-based compensation expense	371,637
1,246,817
Other expenses (income)
Interest expense	179
Other income	(323)
Change in fair value of warrant derivative liability	6,387,473
Total other expense (income)	6,387,329

Net loss for the period	(7,634,146)
Foreign exchange translation adjustment for the period	24,799
Net loss and comprehensive loss for the period	(7,609,347)
Loss per share - basic and diluted	(0.14)
Weighted average number of shares outstanding – basic and diluted	52,726,746

Cash flow Data:
Net cash used in operating activities	(825,483)
Net cash used in investing activities	(38,820)
Net cash provided by financing activities	6,788,988
Effects of foreign currency exchange rate changes	(9,510)
Net increase in cash and cash equivalents for the period	5,915,175

16.	SUBSEQUENT EVENTS

1)	Subsequent to March 31, 2016, the Company issued 70,000 common shares to consultants for services valued at $70,000.

2)	Subsequent to March 31, 2016, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80.

3)	On April 21, 2016, the Company acquired 100% of the common shares of Interactive Motion Technologies Inc., a Massachusetts corporation (“IMT”), through a transaction where Bionik

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and twelve months ended March 31, 2016 and 2015, the year ended December 31, 2015 and the nine months ended December 31, 2014

(Amounts expressed in U.S. Dollars)

Mergerco Inc., a Massachusetts corporation and a wholly owned subsidiary of the Company  (“Merger Subsidiary”), providing for the merger (“Acquisition”) of Merger Subsidiary with and into IMT, with IMT surviving the Merger as a wholly-owned subsidiary of Bionik.

Subject to the indemnification and escrow arrangements described in the Merger Agreement, Bionik will issue (or reserve for issuance) an aggregate of 23,650,000 shares of Company Common Stock in exchange for all shares of IMT Common Stock and IMT Preferred Stock outstanding immediately prior to the effective time.

Bionik will also assume each of the 3,895,000 options to acquire IMT Common Stock granted under IMT’s equity incentive plan or otherwise issued by IMT. These options will represent the right to purchase an aggregate of 3,000,000 shares of Company Common Stock, of which 1,000,000 will have an exercise price of $0.25, 1,000,000 will have an exercise price of $0.95 and 1,000,000 will have an exercise price of $1.05.

Due to the complexities in identifying and valuing the intangible assets acquired, the Company has not yet finalized the purchase price allocation. At this time the Company is not practicably able to estimate the fair value of each identifiable asset. The Company anticipates the intangible assets to consist of clinical data, sales data, license and patents/technology acquired and any excess to result in goodwill.

The following sets forth the preliminary purchase price allocation based on management’s best estimates of fair value, including a summary of major classes of consideration transferred and the recognized amounts of assets acquired and liabilities assumed at the acquisition date.

As at
April 21, 2016
$
Consideration Paid:
Fair value of 23,650,000 common shares	23,177,000
Fair value of vested stock options	1,573,229
24,750,229

Allocation of purchase price:
Net assets acquired	(2,129,089)
Intangible assets and goodwill	26,879,318
24,750,229

The unaudited pro forma combined statements of operations for the periods presented give effect to the Acquisition as if they had been consummated on January 1, 2014 the start of the December 31, 2014 year-end. The following unaudited pro forma combined financial statements are provided for informational purposes only and do not purport to represent what the actual combined results of operations or the combined financial position of the combined company would be had the Merger occurred on the dates assumed, nor are they necessarily indicative of future combined results of operations or combined financial position. The following unaudited pro forma combined financial statements have been compiled based on information available to management at this time. The unaudited combined financial statements do not reflect any cost savings or synergies that the management of Interactive Motion Technologies Inc. and Bionik Laboratories Corp. could have achieved if they were together through this period.

Bionik Laboratories Corp.

Unaudited Proforma Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at	As at
	March 31, 2016	December 31, 2015	March 31, 2015
	$	$	$
Assets
Current
Cash and cash equivalents	5,391,543	6,634,754	6,198,918
Accounts receivable, net	27,177	430,935	216,469
Due from related parties	41,445	38,554	41,480
Inventories	169,325	138,156	453,893
Prepaid expenses and other receivables	254,348	220,739	180,422
Total Current Assets	5,883,838	7,463,138	7,091,182
Equipment	83,031	95,793	115,383
Other assets	4,284	3,864	3,647
Intangible assets and goodwill	26,879,318	26,879,318	26,879,318
Total Assets	32,850,471	34,442,113	34,089,530

Liabilities and Shareholders' Equity
Current
Bank indebtedness	21,495	199,886	-
Accounts payable	907,342	739,169	876,653
Accrued liabilities	1,139,663	580,883	689,649
Customer deposits	86,487	188,187	612,197
Demand notes	345,359	268,360	258,286
Promissory notes	200,000	200,000	181,455
Warrant derivative liability	5,135,990	6,067,869	8,382,648
Total Liabilities	7,836,336	8,244,354	11,000,888
Shareholders' Equity (Deficiency)
Special Voting Preferred Stock	-	-	-
Common Shares	96,241	96,078	89,490
Additional paid-in capital	36,527,725	36,162,628	34,807,973
Shares to be issued	-	98,900	-
Deficit	(11,651,980)	(10,201,996)	(11,850,970)
Accumulated other comprehensive income	42,149	42,149	42,149
Total Shareholders' Equity	25,014,135	26,197,759	23,088,642
Total Liabilities and Shareholders' Equity	32,850,471	34,442,113	34,089,530

Bionik Laboratories Corp.

Unaudited Proforma Operations Statement

(Amounts expressed in U.S. Dollars)

	3 months	Year	Year
	Ended	Ended	Ended
	March 31 2016	March 31 2016	December 31 2015
	$	$	$
Sales	119,341	1,919,779	2,005,837
Cost of sales	151,689	1,342,780	1,411,474
Gross profit	(32,348)	576,999	594,363
Operating expenses
Research and development	390,260	1,597,379	1,696,773
General and administrative	1,715,400	4,949,415	3,462,721
Sales and marketing	90,637	264,080	240,219
Share-based compensation expense	158,244	1,509,717	1,709,230
Depreciation	16,796	65,863	69,603
Total operating expenses	2,371,337	8,386,454	7,178,546

Other income (expenses)
Interest expense	(15,344)	(68,058)	(73,836)
Other income	4,034	(43,594)	24,875
Foreign exchange loss	71,399	112,771	(184,125)
Change in fair value of warrant derivative liability	870,913	(7,742,555)	484,124
Total other income (expenses)	931,002	(7,741,436)	251,038

Net loss for the period	(1,472,683)	(15,550,891)	(6,333,145)
Foreign exchange translation adjustment	-	-	24,799
Net loss and comprehensive loss for the period	(1,472,683)	(15,550,891)	(6,308,346)