Form 10-Q
period 2016-06-30
Bionik Laboratories Corp.
filed 2016-08-15
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from _________ to________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105 Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:   (416) 640-7887

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 10, 2016, 35,052,384 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2016 and 2015

(Amounts expressed in US Dollars)

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements	3

Condensed Consolidated Interim Balance Sheets as at June 30, 2016 (Unaudited) and March 31, 2016 (Audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three month periods ended June 30, 2016 and 2015	5

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited) for the three month periods ended June 30, 2016 and 2015	6

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the three month periods ended June 30, 2016 and 2015	7

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	8-25

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at June 30, 2016 (Unaudited)	As at March 31, 2016 (Audited)
	$	$
Assets
Current
Cash and cash equivalents	2,749,953	5,381,757
Accounts receivable	120,360	-
Prepaid expenses and other receivables (Note 4)	188,430	231,733
Inventories (Note 5)	260,259	-
Due from related parties (Note 8)(a)	41,623	41,445
Short term advances	-	125,153
Loan receivable	-	379,908
Total Current Assets	3,360,625	6,159,996
Equipment (Note 6)	126,336	76,750
Intangible Assets and Goodwill (Note 3)	27,888,979	-
Total Assets	31,375,940	6,236,746

Liabilities and Shareholders' Deficiency
Current
Current portion of Lease Payable (Note 6)	4,603	-
Accounts Payable (Notes 8(b) and 13)	377,045	320,871
Accrued liabilities	848,281	515,979
Promissory Notes payable (Note 7)	221,699	-
Customer Deposits	86,487	-
Warrant Derivative Liability (Note 11)	5,527,049	5,135,990
	7,065,164	5,972,840

Demand Notes payable (Note 7)	328,840	-
Lease Payable (Note 6)	18,032	-
Total Liabilities	7,412,036	5,972,840
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1 (March 31, 2016 – 1)	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (March 31, 2016 – 150,000,000); Issued and outstanding – 35,052,384 and 50,000,000 Exchangeable Shares (March 31, 2016 – 22,591,292 and 50,000,000 Exchangeable Shares) (Note 9)	85,052	72,591
Shares to be issued	11,083,954	-
Additional paid in capital	26,727,501	11,801,146
Deficit	(13,974,752)	(11,651,980)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	23,963,904	263,906
Total Liabilities and Shareholders' Equity	31,375,940	6,236,746

Commitments and Contingencies (Note 14)

Subsequent Events (Note 16)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended June 30, 2016	Three months ended June 30, 2015
	$	$

Sales	164,191	-
Cost of Sales	58,875	-
Gross Margin	105,316	-

Operating expenses
Sales and marketing	82,198	-
Research and development	417,790	609,823
General and administrative	1,303,614	510,229
Share-based compensation expense (Notes 9(v) and 10)	219,248	1,297,558
Depreciation (Note 6)	10,163	17,002
Total operating expenses	2,033,013	2,434,612

Other expenses (income)
Interest expense (Note 7)	15,234	9,963
Other income	(11,218)	(25,208)
Change in fair value of warrant derivative liability (Note 11)	391,059	(917,749)

Total other expenses (income)	395,075	(932,994)

Net loss and comprehensive loss for the period	(2,322,772)	(1,501,618)

Loss per share - basic and diluted	$(0.03)	(0.02)

Weighted average number of shares outstanding – basic and diluted	82,050,549	68,765,736

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency)

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares		Additional Paid In	Shares to be Issued			Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total
		$		$	$		$	$	$	$
Balance, March 31, 2015	1	-	65,839,563	65,840	10,081,394	-	-	(12,688,128)	42,149	(2,498,745)
Shares issued on private placement (Notes 9(i) to (iii))	-	-	6,568,750	6,568	(6,568)	-	-	-	-	-
Share compensation expense	-	-	-	-	1,297,558	-	-	-	-	1,297,558
Net loss for the period	-	-	-	-	-	-	-	(1,501,618)	-	(1,501,618)
Balance, June 30, 2015	1	-	72,408,313	72,408	11,372,384	-	-	(14,189,746)	42,149	(2,702,805)
Shares issued for services	-	-	117,471	117	169,583	-	-	-	-	169,700
Cashless exercise of warrants	-	-	45,508	46	60,920	-	-	-	-	60,966
Share compensation expense	-	-	20,000	20	198,259	-	-	-	-	198,279
Net income for the period	-	-	-	-	-	-	-	2,537,766	-	2,537,766
Balance, March 31, 2016	1	-	72,591,292	72,591	11,801,146	-	-	(11,651,980)	42,149	263,906
Shares issued on Acquisition (Note 3)	-	-	12,339,843	12,340	12,080,706	11,310,157	11,083,954	-	-	23,177,000
Stock compensation expense – vested options on Acquisition (Note 3)	-	-	-	-	2,582,890	-	-	-	-	2,582,890
Cashless exercise of warrants	-	-	51,249	51	43,511	-	-	-	-	43,562
Shares issued for services (Note 9(v))	-	-	70,000	70	59,430	-	-	-	-	59,500
Share compensation expense (Note 10)	-	-	-	-	159,818	-	-	-	-	159,818
Net loss for the period	-	-	-	-	-	-	-	(2,322,772)	-	(2,322,772)
Balance, June 30, 2016	1	-	85,052,384	85,052	26,727,501	11,310,157	11,083,954	(13,974,752)	42,149	22,963,904

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended June 30, 2016	Three months ended June 30, 2015
	$	$
Operating activities
Net loss for the period	(2,322,772)	(1,501,618)
Adjustment for items not affecting cash
Depreciation	10,163	17,002
Interest expense	15,234	-
Share based compensation expense	159,818	1,297,558
Shares issued for services	59,500	-
Change in fair value of warrant derivative liability	391,059	(917,749)
	(1,686,998)	(1,104,807)
Changes in non-cash working capital items
Accounts receivable	(113,870)	-
Prepaid expenses and other receivables	60,142	(5,934)
Due from related parties	(178)	(671)
Inventories	(71,380)	-
Accounts payable	(703,526)	(11,705)
Accrued liabilities	(382,629)	(299,676)
Net cash used in operating activities	(2,898,439)	(1,422,793)
Investing activities
Acquisition of equipment	-	(30,917)
Provision of a loan receivable	-	(150,000)
Net cash used in investing activities	-	(180,917)
Financing activities
Proceeds from issuance of shares, net of issue costs	-	4,552,409
Cash acquired on acquisition	266,635	-
Net cash provided by financing activities	266,635	4,552,409
Effects of foreign currency exchange rate changes	-	4,409
Net (decrease) increase in cash and cash equivalents for the period	(2,631,804)	2,953,108
Cash and cash equivalents, beginning of period	5,381,757	6,125,108
Cash and cash equivalents, end of period	2,749,953	9,078,216

Supplemental information:

Assets acquired and liabilities assumed:

Current assets, including cash acquired of $266,635	$478,843
Equipment	59,749
Intangible assets and goodwill	27,888,979
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance	(1,436,164)

Non-cash consideration	$25,759,890

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

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

On February 26, 2015, the Company entered into a Share Exchange Agreement and related transactions whereby it acquired Bionik Laboratories Inc., a Canadian Corporation (Bionik Canada and Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the then outstanding common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 9).

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

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary (Bionik Mergeco). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly-owned subsidiary. In return for acquiring IMT, IMT shareholders received or will receive up to an aggregate of 23,650,000 shares of the Company’s common stock.

The Company is a global pioneering robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in designing, developing and commercializing cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. The Company strives to innovate and build devices that can rehabilitate and improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s every move.

The unaudited condensed consolidated interim financial statements consolidate the Company and its wholly-owned subsidiaries Bionik Canada, Bionik Acquisition Inc. and Bionik, Inc. (the former IMT) since its acquisition on April 21, 2016.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

As at June 30, 2016, the Company had a working capital deficit of $3,704,539 and working capital as at March 31, 2016, of $187,156 and shareholders’ equity of $23,963,904 (March 31, 2016 - $263,906) and incurred a net loss and comprehensive loss of $2,322,772 for the three-month period ended June 30, 2016 (June 30 2015 - $1,501,618).

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, Canada M5G 2C9 and Bionik, Inc.’s address is 80 Coolidge Hill Road, Watertown, MA. USA 02472.

Liquidity

Largely as a result of significant research and development activities related to the development of the Company’s advanced technology and commercialization of this technology into its medical device business, the Company has incurred significant operating losses and negative cash flows from operations since inception. As of June 30, 2016, the Company had an accumulated deficit of $13,974,752.

Cash on hand at June 30, 2016 was $2,749,953 and at March 31, 2016 it was $5,381,757. For the three months ended June 30, 2016, the Company had increased legal, accounting and other one time costs associated with the acquisition of IMT including the investment of $931,103 to close the transaction this quarter, as well as other one time legal, accounting and other costs associated with filing S-1’s to register shareholder’s shares and legal, accounting and other one time costs related to changing the Company’s year end from December to March to facilitate a possible future NASDAQ listing.

The Company’s actual capital requirements may vary significantly and will depend on many factors. Consequently, the Company will require significant additional financing in the immediate future, which the Company intends to raise before December 31, 2016 through corporate collaborations, public or private equity offerings, debt financings or warrant solicitations.

Sales of additional equity securities by the Company could result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially, including research and development, general and administrative, and sales and marketing expenses or otherwise curtail operations. However, the Company expects the foregoing, or a combination thereof, to meet the Company’s anticipated cash requirements for the next 12 months.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-KT for the period ended March 31, 2016. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing after December 15, 2016. The Company has adopted this ASU No. 2015-16 as at and for the three and twelve month periods ended March 31, 2016. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive loss.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated financial position or the consolidated results of operations.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue upon completion of its products when they are shipped from its place of manufacture.

Significant Judgments - Warrant Derivative Liability

The Company’s derivative warrant instruments are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk-free interest rate for the term of the warrant (Note 11). The warrant derivative liability is revalued at each reporting period and changes in fair value are recognized in the condensed consolidated interim statements of operations and comprehensive loss under the caption “Change in fair value of warrant derivative liability”.

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amount to $61,380 at June 30, 2016. The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $15,190 of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of good sold during the three-month period ended June 30, 2016.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, due from related parties approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

As at June 30, 2016, the Company’s warrant derivative liability was measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the period.

3.	ACQUISITION

On April 21, 2016, the Company acquired 100% of the common and preferred shares of IMT, through a transaction where Bionik Mergerco merged with and into IMT, with IMT surviving the Merger as a wholly-owned subsidiary of Bionik.

Subject to the indemnification and escrow arrangements described in the Merger Agreement, Bionik has issued (or has reserved for issuance) an aggregate of 23,650,000 shares of Company Common Stock in exchange for all shares of IMT Common Stock and IMT Preferred Stock outstanding immediately prior to April 21, 2016. 12,339,843 common shares of the 23,650,000 were issued at June 30, 2016, and the remaining 11,310,157 common shares were issued subsequent to June 30, 2016.

Bionik also assumed each of the 3,895,000 options to acquire IMT Common Stock granted under IMT’s equity incentive plan or otherwise issued by IMT. These options were exchanged for purchase an aggregate of 3,000,000 shares of Company Common Stock, of which 1,000,000 have an exercise price of $0.25, 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. Stock compensation expense on vested options of $2,582,890 was recorded on the options exchanged and this amount is included in the acquisition equation.

The Company acquired the assets of IMT, which also included five licensed patents, a MIT Licence Agreement, three FDA listed products, a FDA inspected manufacturing facility, extensive clinical and sales data, a sales group and international distributors. Due to the complexities in identifying and valuing the intangible assets acquired, the Company has not yet finalized the purchase price allocation. At this time the Company is not practicably able to estimate the fair value of each identifiable asset. The Company has retained an independent valuator to determine the purchase price allocation. At this time the Company anticipates the intangible assets to consist of clinical data, sales data, license and patents/technology acquired and any excess to result in goodwill.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	ACQUISITION – continued

The following sets forth the preliminary purchase price allocation based on management’s best estimates of fair value, including a summary of major classes of consideration transferred and the recognized amounts of assets acquired and liabilities assumed at the acquisition date.

As at
April 21, 2016
$
Consideration Paid:
Fair value of 23,650,000 common shares (a)	23,177,000
Fair value of vested stock options (b)	2,582,890
25,759,890

Allocation of purchase price:
Assets Acquired:
Cash and cash equivalents	266,635
Accounts receivable	6,490
Inventories	188,879
Prepaid expenses and other current assets	16,839
Equipment	59,749

Liabilities assumed:
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance	(1,436,164)
Net assets acquired	(2,129,089)
Intangible assets and goodwill	27,888,979
25,759,890

(a)	The fair value of common shares is based on $0.98 the closing market price of the Company’s shares on April 21, 2016.

(b)	The fair value of the vested stock options was determined using the Black Scholes option pricing model with the following key assumptions: a risk free rate of 1.59%, dividend and forfeiture rates of 0% and expected volatility of 114% which is consistent with the Company’s assumptions (Note 10).

The amount of IMT’s revenue and net loss and comprehensive loss included in the Company’s condensed consolidated interim statements of operations and comprehensive loss for the three month period ended June 30, 2016 are as follows:

For the period
April 21 - June 30, 2016
(unaudited)

Revenue	$162,588

Net loss and comprehensive loss	$(292,634)

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	ACQUISITION – continued

Pro forma results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the Merger had been completed April 1, 2016. The pro forma data is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred on April 1, 2016 or the results of future operations of the combined business. For instance, planned or expected operational synergies following the Merger are not reflected in the pro forma information. Consequently, actual result will differ from the unaudited pro forma information presented below.

	Three Months Ended June 30,
	2016	2015
	(unaudited)

Revenue	$166,028	$438,414

Net loss and comprehensive loss	$(407,245)	$(124,548)

*There were no material or nonrecurring adjustments in the supplemental pro forma revenue or results of operations as shown above.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	June 30, 2016	March 31, 2016
	$	$
Prepaid expenses and sundry receivables	75,831	87,979
Prepaid insurance	83,329	107,259
Sales taxes receivable (i)	29,270	36,495
	188,430	231,733

(i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

5.	INVENTORIES

	June 30, 2016	March 31, 2016
	$	$
Raw Materials	218,047	-
Work in Progress	42,212	-
	260,259	-

6.	EQUIPMENT

Equipment consisted of the following as at June 30, 2016 and March 31, 2016:

	June 30, 2016			March 31, 2016
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	262,853	184,636	78,217	152,246	96,379	55,867
Furniture and fixtures	36,795	24,361	12,434	22,496	10,118	12,378
Demonstration equipment	28,800	1,200	27,600	-	-	-
Manufacturing equipment	84,442	84,442	-	-	-	-
Tools and parts	11,422	3,337	8,085	11,422	2,917	8,505
	424,312	297,976	126,336	186,164	109,414	76,750

Included in Computers and Electronics are assets under capital lease of $23,019 which are being amortized over the term of the lease. Current portion of the lease as at June 30, 2016, $4,603 (March 31, 2016 - $Nil) and the long term portion as at June 30, 2016, $18,032 (March 31, 2016 - $Nil). Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the period ended June 30, 2016 was $10,163 (June 30, 2015 - $17,002).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

 (Amounts expressed in U.S. Dollars)

7.	NOTES PAYABLE

Demand Notes payable

The Company has outstanding notes payable (“Notes”) of $328,840, acquired from IMT, loan amounts represented by one such Note which is owed to a director of the Company for $148,974 at June 30, 2016. On March 1, 2016, the Company executed amendments to the Notes to accrue interest at a rate of prime, as reported by the Wall Street Journal, of 3.50% at the date of amendment and to defer the demand feature until the earlier of December 31, 2017 or the date when the Company raises new capital in excess of $15 million in cash.

Interest expense incurred on the Notes totalled $3,325 for the period ended June 30, 2016.

Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of the secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. The Promissory Note, which matured in March 2016, was extended and now matures in September 2016, may be prepaid at any time, and is secured by substantially all the assets of one of the Company’s subsidiaries. Interest expense incurred on the Note totalled $3,890 for the period ended June 30, 2016.

Subsequent to June 30, 2016, the Promissory Note was extended to March 2017 under the same terms and conditions stated above.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of June 30, 2016, the Company had advances receivable from the Chief Operating Officer (“COO”) and former Chief Technology Officer (“CTO”) for $41,623 (March 31, 2016 – $41,445). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. The Company accrued interest receivable in the amount of $392 (March 31, 2016 - $1,148); the remaining fluctuation in the balance from the prior year is due to foreign exchange.

The Company advanced funds to settle a tax assessment; the Company paid additional salary amounts that had not been made during the period; and, the Company reimbursed $37,837 ($44,000 CAD) related to various out-of-pocket costs they incurred on behalf of the Company.

Accounts payable and accrued liabilities

(b)	As at June 30, 2016, $1,118 (March 31, 2016 - $2,694) was owing to the CEO, $Nil (March 31, 2016 - $3,284) owing to the former CTO and $16,941 owing to the COO (March 31, 2016 - $8,812) and $Nil owing to the CFO (March 31, 2016 - $116), and $102 owing to our VP US Operations related to business expenses, all of which are included in accounts payable.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL

	June 30, 2016		March 31, 2016
	Number of shares	$	Number of shares	$
Exchangeable Shares:
Balance beginning and end of the period	50,000,000	50,000	50,000,000	50,000
Common Shares
Balance at beginning of the period	22,591,292	22,591	22,428,313	22,428
Shares issued on acquisition (Note 3)	12,339,843	12,339
Shares issued for services (v)	70,000	70	117,471	117
Cashless exercise of warrants (iv)	51,249	51	45,508	46
Balance at end of the period	35,052,384	35,051	22,591,292	22,591
TOTAL COMMON SHARES	85,052,384	85,052	72,591,292	72,591

(i)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”) of its 2015 private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $435,682 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(ii)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”) of its 2015 private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $147,566 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $37,739 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(iii)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”) of its private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $74,625 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL – Continued

(iv) During the three month period ended June 30, 2016, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80. Under the terms of the warrant agreement the value of the warrants on exercise is attributed to the shares on exercise and the Company has recognized a value of $43,562.

(v) The Company issued 70,000 common shares during the three month period ended June 30, 2016 for consulting services and recognized $59,500 of share compensation expense.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

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

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the nine month period ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014 was $230,930 and $118,957 respectively. An additional 62,912 options were cancelled during the quarter ended June 30, 2016 and stock compensation of $3,658 and $176 was recognized in the quarter.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487, which vest immediately. During the quarter, the management executive left the Company and 990,864 of these options will be cancelled six months after his last day according to his employment agreement.

On February 17, 2015, the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. Previously 110,100 options were cancelled and $7,400 of stock compensation was recognized in the quarter

On November 24, 2015, the Company issued 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016 250,000 options were cancelled and stock compensation expense of 62,317 was recognized. During the quarter ended June 30, 2016, $35,609 of stock compensation expense was recognized.

On December 14, 2015, the Company issued 2,495,000 options granted to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437.  During the year ended March 31, 2016, 25,000 options were cancelled and for the quarter ended June 30, 2016 40,000 options were cancelled and stock compensation expenses of $100,308 was recognized.

On April 21, 2016, the Company issued 3,000,000 stock options to employees of Bionik, Inc. in exchange for 3,895,000 options that existed before the Company purchased IMT, of which 1,000,000 have an exercise price of $0.25, 1,000,000 has an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 3).

On April 26, 2016, the Company issued 250,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $213,750. During the quarter ended June 30, 2016, $4,667 stock compensation expense was recognized.

During the three month period ended June 30, 2016, the Company recorded $159,818 in share-based compensation related to the vesting of stock options (June 30, 2015 - $1,297,558).

 BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS – Continued

These options at their respective grant dates were valued using the Black-Scholes option pricing model with the following key assumptions:

Grant date	Expected life in years	Risk free rate	Dividend rate	Forfeiture rate	Expected volatility	Grant date fair value
February 17, 2015	4.50	1.59%	0%	0%	114%	$136,613
July 1, 2014	3.90	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	6.07	1.59%	0%	0%	114%	$118,957
April 11, 2014	4.14	1.59%	0%	0%	114%	$230,930
November 24, 2015	6.5	1.59%	0%	0%	114%	$694,384
December 14, 2015	6.5	1.59%	0%	0%	114%	$1,260,437
April 21, 2016	0.59 – 9.51	1.59%	0%	0%	114%	$2,582,890
April 26, 2016	6.9	1.59%	0%	0%	114%	$213,750

A summary of the Company’s outstanding options is as follows:

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, December 31, 2015	6,960,609	0.59
Cancelled	(355,729)	0.97
Outstanding, March 31, 2016	6,604,880	0.57
Issued	3,250,000	0.77
Cancelled	(123,895)	0.45
Outstanding, June 30, 2016	9,730,985	0.64

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of June 30, 2016:

Exercise Price ($)	Number of Options	Expiry Date	Number of Exercisable Options
0.165	374,324	April 1, 2021	374,324
0.23	99,610	June 20, 2021	99,610
0.23	2,972,592	July 1, 2021	2,972,592
0.23	204,460	February 17, 2022	136,314
1.22	400,000	November 24, 2022	-
1.00	2,430,000	December 14, 2022	-
1.00	250,000	April 26, 2023	-
0.25	906,077	July 28, 2025	906,077
0.25	93,923	December 30, 2025	59,158
0.95	9,486	February 2, 2017	9,486
0.95	111,937	March 28, 2023	111,937
0.95	31,620	March 3, 2024	31,620
0.95	15,810	March 14, 2024	15,810
0.95	82,213	September 30, 2024	82,213
0.95	7,431	June 2, 2025	7,431
0.95	671,859	July 29, 2025	671,859
0.95	69,643	December 30, 2025	8,193
1.05	36,697	February 2, 2017	36,697
1.05	423,642	March 28, 2023	423,642
1.05	122,324	March 3, 2024	122,324
1.05	70,548	March 14, 2024	61,162
1.05	318,042	September 30, 2024	318,042
1.05	28,747	June 2, 2025	28,747

	9,730,985		6,477,238

The weighted-average remaining contractual term of the outstanding options is 6.50 (June 30, 2015 – 6.02) and for the options that are exercisable 6.48 (June 30, 2015 – 6.00).

11.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Outstanding and exercisable, December 31, 2015	18,049,075	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, June 30, 2016	17,638,243	1.36

In February 2016, a warrant holder exercised 148,787 warrants on a cashless basis based on the terms of the warrant agreement and was issued 45,508 common shares. During the three month period ended June 30, 2016, 262,045 warrants were exercised on a cashless basis based on the terms of the warrant agreement and the Company issued 51,249 common shares (Note 9 (iv)).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – Continued

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of June 30, 2016:

Exercise Price ($)		Number of Warrants	Expiry Date
1.40		7,735,750	February 26, 2019
1.40		1,212,500	March 27, 2019
1.40		891,250	March 31, 2019
1.40	Note 9(i)	3,115,000	April 21, 2019
1.40	Note 9 (ii)	1,418,750	May 27, 2019
1.40	Note 9(iii)	2,035,000	June 30, 2019
0.80	Note (9 i to iii)	1,229,993	February 26, 2019
		17,638,243

The weighted-average remaining contractual term of the outstanding warrants is 2.52 (March 31, 2016 – 2.77).

Exchangeable share purchase warrants

In 2014, the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction the Company was committed to issue these lenders warrants exercisable into 349,522 Exchangeable Shares at an exercise price of $0.23 per share for a period ending March 21, 2017. During the year ended March 31, 2015, the Company issued these warrants.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – Continued

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

The following summarizes the changes in the value of the warrant derivative liability from inception until June 30, 2016:

	Number of Warrants	Value ($)
Balance at March 31, 2015	10,823,450	8,382,648
Warrants issued in April 21, 2015 financing	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	2,238,500	1,490,969
Change in fair value of warrant derivative liability	-	(7,419,643)
Balance at December 31, 2015	18,049,075	6,067,869
Fair value of warrants exercised	(148,787)	(60,966)
Change in fair value of warrant derivative liability	-	(870,913)
Balance at March 31, 2016	17,900,288	5,135,990
Change in fair value of warrant derivative liability	-	434,621
Fair value of warrants exercised	(262,045)	(43,562)
Balance at June 30, 2016	17,638,243	5,527,049

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – Continued

During the three month period ended June 30, 2016, the Company recorded a loss of $391,059 on re-measurement of the warrant liability to fair value. The change is recorded as a change in fair value of warrant derivative liability within the Company’s consolidated statement of operations and comprehensive (loss) income.

The key inputs and assumptions used in the simulation model at inception and at June 30, 3016 and March 31, 2016 are as follows:

Grant date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free rate	Dividend rate	Expected volatility	Fair value ($)
At Inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457

At year end March 31, 2016:
March 31, 2016	16,408,250	2.91	1.4	0.21%	0%	62.96%	4,585,539
March 31, 2016	1,492,038	2.91	0.8	0.21%	0%	62.96%	550,451

At Period End:
June 30, 2016	16,408,250	2.66	1.4	0.26%	0%	70.77%	5,003,830
June 30, 2016	1,229,993	2.66	0.8	0.26%	0%	70.77%	523,219

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – Continued

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

12.	ROYALTY AGREEMENT

Prior to the acquisition of IMT in April 2012, IMT entered into a Patent License Agreement with an unrelated third party (the “Licensee”). Under the terms of the perpetual license agreement, the Company will receive royalties from the Licensee based on a licensed product sold by the Licensee. There was no royalty income in 2016 or 2015 under the terms of the agreement.

13.	LICENSING AGREEMENTS

The Company’s subsidiary maintains a licensing agreement with the Massachusetts Institute of Technology (“MIT”) for exclusive rights to utilize certain of MIT’s patented technology. The licensing agreement remains in effect until the expiration or abandonment of all patent rights and patent applications filed that are included under license, the last of which patent rights expires in November 2024. The agreement provides the Company with the option to sublicense the rights under the agreement. Under the terms of the agreement, as amended, royalties are payable to MIT based on 3% of certain domestic product sales and 1.5% of certain international product sales, as defined, and 50% of all sublicense income.

The Company recognized $nil of royalty expense under this agreement during the three months ended June 30, 2016. At June 30, 2016, the Company had accrued royalty and related amounts payable to MIT of $31,388 included in accrued liabilities on the condensed interim balance sheets. One of the Company’s directors is an employee of MIT as well as the Company’s Chief Science Officer.

The Company maintains a second licensing agreement with the same director noted above and an unrelated third party for exclusive rights to utilize certain patented technology. The Company has exclusive rights to the patents and related applications, as defined, until expiration in May 2027. The agreement provides the Company with the option to sublicense the rights under the agreement. Under the terms of the agreement royalties are payable to the patent holders based on 1% of net sales, as defined, and 50% of all sublicense income. There have been no sales under this agreement through June 30, 2016.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

14.	COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of our business, collection claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of current pending matters will not have a material adverse effect on its business, financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

15.	RISK MANAGEMENT

The Company’s cash balances are maintained in two banks in Canada and a Canadian Bank subsidiary in the US and a US Bank. Deposits held in banks in Canada are insured up to $100,000 CAD per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

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

16.	SUBSEQUENT EVENTS

(a)  In July 2016, the Company received a Canadian refundable tax credit totalling $403,889, which will be recorded in the second quarter as other income.

(b) The Company granted 750,000 options at $1.00 on August 8, 2016, which will vest over three years on the first anniversary of this date and two subsequent anniversaries.

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes and the Company’s Annual Report on Form 10-KT, for the transition period ended March 31, 2016 as filed with the Securities and Exchange Commission.

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Bionik, Inc.’s (IMT) operations are included since its acquisition on April 21, 2016 to June 30, 2016.

Nature of Company

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

On April 21, 2016, we acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger, dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary. The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as our wholly-owned subsidiary. In return for acquiring IMT, IMT shareholders received or will receive up to an aggregate of 23,650,000 shares of our common stock. IMT’s legal name has been changed to Bionik, Inc. subsequent to April 21, 2016.

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

We currently hold an intellectual property portfolio that includes 5 U.S. and international patents pending, 13 U.S. provisional patents, and other patents under development. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, as a result of our acquisition of IMT, we hold exclusive licenses to five additional patents.

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

From April 21, to June 30, 2015, we sold to accredited investors 6,568,750 Units for gross proceeds of $5,255,000. After payment of placement agent fees and expenses but before payment of offering expenses such as legal and accounting we received net proceeds of $4,556,818. Through the final closing of the Offering on June 30, 2015, we raised in the Offering aggregate gross proceeds of $13,126,600.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to June 30, 2016, we have generated a deficit of $13,974,752.

We expect to incur additional operating losses during the fiscal year ending March 31, 2017 and beyond, principally as a result of our continuing research and development, the acquisition of IMT which has a long sales cycle and general and administrative costs associated with being a public company.

Our results of operations are presented for the three months ended June 30, 2016 with comparatives for the three months ended June 30, 2015. The Company changed its fiscal year to March 31, effective after the Company’s previous fiscal year ended December 31, 2015 and accordingly this report relates to the first quarter of the fiscal year ending March 31, 2017.

Three Months Ended June 30, 2016 Compared to the Three Months ended June 30, 2015

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 was $2,033,013 compared to $2,434,612 for the three months ended June 30, 2015, as further detailed below.

Research and development expenses were $417,790 for the three months ended June 30, 2016, compared to expenses of $609,823 for the three months ended June 30, 2015. The decrease relates primarily to less prototyping of products nearing completion of engineering and a decrease due to a senior executive who left the Company whose salary was partially allocated to research and development.

For the three months ended June 30, 2016, we incurred general and administrative expenses of $1,303,614 compared to general and administrative expenses of $510,229 for the three months ended June 30, 2015. The increase in these expenses is primarily due to legal, accounting, and audit costs related to the IMT acquisition and the change in year-end from December 31 to March 31, the costs of being a public company and the administration costs of IMT since acquisition on April 21, 2016.

For the three months ended June 30, 2016, the Company recorded $219,248 in share-based compensation expense compared to $1,297,558 in the three months ended June 30, 2015. The decrease in stock compensation relates to the stock options granted by the Company and shares issued to consultants for services provided. The options previously granted by Bionik prior to the Acquisition Transaction were revalued on its completion and new options granted and options vesting during the quarter and the year to date resulted in this expense.

Other Expenses

For the three months ended June 30, 2016, we incurred interest expenses of $15,234 compared to interest expenses of $9,963 for the three months ended June 30, 2015. The changes in interest expenses relates to the Company having more interest bearing debt during the period.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the three month periods ended June 30, 2016, the Company recorded a loss of $391,059 on re-measurement to fair value at period end which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item.

Other Income

For the three months ended June 30, 2016, we had other income of $11,218 compared to other income of $25,208 for the three months ended June 30, 2015.

Gain and losses included in other comprehensive income

Effective April 1, 2015, the Company changed the functional currency of its wholly owned subsidiaries, Bionik Acquisition Inc. and Bionik Canada from the Canadian dollar to the U.S. dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well the Company anticipates revenues to be earned in U.S. dollars.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2016 amounted to $2,322,722 resulting in a loss per share of $(0.03) compared to a loss of $1,501,618 the three months ended June 30, 2015, resulting in a loss per share of $(0.02).

The comprehensive loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is partially due to lower research and development costs, offset by higher general and administrative costs as described above in the three months ended June 30, 2016; however, the greatest impact is that of the change in fair value of warrant derivative liability resulting in a non-cash loss of $391,059 in the three month period ended June 30, 2016.

There has been no recognition of the Company’s last SR&ED refund for the period ended February 25, 2015 to date - this refund has been received July 26, 2016 and has been recorded in the subsequent period.

Liquidity and Capital Resources

IMT generated approximately $2,000,000 of revenue in 2015, however IMT has reported revenue of $162,588 for the period of April 21, 2016 to June 30, 2016 – we can give no assurance that we will generate similar or greater revenues in 2016 as a result of the InMotion products. We have incurred a deficit of $13,974,752 from inception on March 24, 2011 to June 30, 2016.

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds after costs of $11,341,397. At June 30, 2016, we had cash and cash equivalents of $2,749,953. Assuming our current burn rate and that our newly acquired products from IMT will generate similar revenues in 2016 as in 2015, we expect that we will have sufficient funds to continue operations for at least the next 12 months, should IMT not generate sales similar to 2015, the Company would need to raise additional capital not later than December 31, 2016. We will need to raise additional funds through equity offerings or otherwise to meet expected future liquidity requirements. We will be required to delay or scale back our growth plans as early as November 2016, until we are able to raise additional funds or generate revenue, of which we can give no assurance of success.

As we proceed with the ARKE product development, the marketing of the three commercial products of IMT and the development of other IMT development-stage products, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing, clinical trials and sales expenditures.

As a result of the acquisition of IMT, the Company indirectly assumed an aggregate of approximately $1.26 million of debts and other liabilities of IMT, based on the internal, unaudited financial information of IMT, which numbers may change as we integrate IMT into our operations and audit IMT’s financial information. On or about the effective date of the acquisition of IMT, we repaid or settled an aggregate of approximately $806,000 of its outstanding liabilities.

During our review and due diligence of IMT prior to the execution of the Merger Agreement, we loaned an aggregate of $300,000 to IMT, which loans were secured by certain assets of IMT. On March 7, 2016, we loaned an additional $68,750 to IMT to fund certain IMT expenses in contemplation of the closing of the merger. The loans matured upon the effective date of the merger. We also advanced IMT $172,324 for closing and operating costs during 2016 before the closing of the acquisition and the Company advanced $900,000 to IMT on April 20, 2016 for the payment of various liabilities of which $266,635 of cash was remaining in IMT on acquisition on April 21, 2016.

We will require additional funds to further develop our expanded business plan, including the anticipated commercialization of the ARKE, the marketing of IMT’s products and the development of IMT’s product pipeline. Since it is impossible to predict with certainty the timing and amount of funds required to launch our new business plans since the IMT acquisition, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

We will need additional funds to respond to business opportunities including potential acquisitions of complementary technologies or business, protect our intellectual property, develop new lines of business and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

Net Cash Used in Operating Activities

During the three months ended June 30, 2016, we used cash in operating activities of $2,898,439 compared to $1,422,793 for the three months ended June 30, 2015. The increased use of cash is mainly attributable to the larger loss in the three months ended June 30, 2016 due to higher general and administrative costs and the costs of becoming a public company and $391,059 of change in the fair value of the warrant derivative liability compared to a gain of $917,749 in the three months ended June 30, 2015. The change in fair value of warrant derivative liability is a non-cash item.

Net Cash Used in Investing Activities

During the three months ended June 30, 2016, net cash used in investing activities was $Nil and for the three months ended June 30, 2015, net cash used in investing activities of $180,917, respectively. The decrease in 2016 is a result of there being no loans made as there was in 2015 and no cash additions to equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $266,635 for the three months ended June 30, 2016 compared to cash provided by financing activities of $4,552,409 for the three months ended June 30, 2015. The decrease is due to the Offering in 2015, and no capital has been raised in 2016; however the balance in 2016 reflects the cash remaining from a $900,000 advance sent to IMT immediately before the acquisition close of which $266,635 remained on hand on April 21, 2016.

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

Off Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective due to a lack of segregation of duties.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2016, we issued an aggregate of 70,000 shares of our common stock to consultants for services rendered, and an aggregate of 51,249 shares of our common stock upon the cashless exercise of outstanding warrants. The issuance of such shares was not registered under the Securities Act of 1933. We relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Except as set forth above, all unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

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

Dated: August 15, 2016

BIONIK LABORATORIES CORP.

By:	/s/ Peter Bloch
Name: Peter Bloch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

