Form 10-Q
period 2016-09-30
Bionik Laboratories Corp.
filed 2016-11-15
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (416) 640-7887

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2016, 46,362,541 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Amounts expressed in US Dollars)

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements	3

Condensed Consolidated Interim Balance Sheets as at September 30, 2016 (Unaudited) and March 31, 2016 (Audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and six month periods September 30, 2016 and 2015	5

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited) for the six month periods ended September 30, 2016 and 2015	6

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2016 and 2015	7

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	8-23

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at Sept. 30, 2016 (Unaudited)	As at March 31, 2016 (Audited)
	$	$
Assets
Current
Cash and cash equivalents	1,677,310	5,381,757
Accounts receivable	93,892	-
Prepaid expenses and other receivables (Note 4)	157,142	231,733
Inventories (Note 5)	294,027	-
Due from related parties (Note 8(a))	41,508	41,445
Short term advances	-	125,153
Loan receivable	-	379,908
Total Current Assets	2,263,879	6,159,996
Equipment (Note 6)	195,994	76,750
Intangible assets and goodwill (Note 3)	27,888,979	-
Total Assets	30,348,852	6,236,746

Liabilities and Shareholders’ Deficiency
Current
Accounts payable (Notes 8(b) and 13)	419,862	320,871
Accrued liabilities (Note 8(b))	806,901	515,979
Current portion of lease payable (Note 6)	4,603	-
Promissory notes payable (Note 7)	226,740	-
Customer deposits	128,287	-
Deferred revenue	108,482	-
Warrant derivative liability (Note 11)	3,353,381	5,135,990
	5,048,256	5,972,840

Demand notes payable (Note 7)	325,993	-
Lease payable (Note 6)	16,881	-
Total Liabilities	5,391,130	5,972,840
Shareholders’ Equity
Preferred Stock, par value $0.001; Authorized 9,999,999 (March 31, 2016 – 9,999,999) Issued and outstanding - nil (March 31, 2016 – nil)	-	-
Special Voting Preferred Stock, par value $0.001; Authorized, issued and outstanding – 1 (March 31, 2016 – 1)	-	-
Common Stock, par value $0.001; Authorized - 150,000,000 (March 31, 2016 – 150,000,000); Issued and outstanding – 46,362,541 and 50,000,000 Exchangeable Shares (March 31, 2016 – 22,591,292 and 50,000,000 Exchangeable Shares) (Note 9)	96,362	72,591
Additional paid in capital	38,064,417	11,801,146
Deficit	(13,245,206)	(11,651,980)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	24,957,722	263,906
Total Liabilities and Shareholders’ Equity	30,348,852	6,236,746

Going Concern (Note 1)

Commitments and Contingencies (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

For the three and six month periods ended September 30, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended Sept. 30, 2016	Six months ended Sept. 30, 2016	Three months ended Sept. 30, 2015	Six months ended Sept. 30, 2015
	$	$	$	$
Sales	18,283	182,474	-	-
Cost of Sales	12,019	70,894	-	-
Gross Margin	6,264	111,580	-	-

Operating expenses
Sales and marketing	187,265	269,463	-	-
Research and development	813,773	1,231,563	768,301	1,378,123
General and administrative	577,853	1,881,467	372,342	874,443
Share-based compensation expense (Notes 9(v) and 10)	204,842	424,090	26,724	1,324,282
Depreciation (Note 6)	23,590	33,753	15,478	32,480
Total operating expenses	1,807,323	3,840,336	1,182,845	3,609,328

Other expenses (income)
Interest expense (Note 7)	(5,203)	10,031	-	-
Other income	(395,296)	(406,514)	(5,533)	(23,012)
Change in fair value of warrant derivative liability (Note 11)	(2,130,106)	(1,739,047)	(3,496,070)	(4,413,819)

Total other expenses (income)	(2,530,605)	(2,135,530)	(3,501,603)	(4,436,831)

Net income (loss) and comprehensive income (loss) for the period	729,546	(1,593,226)	2,318,758	827,503

Income (loss) per share - basic	$0.01	$(0.02)	$0.03	$0.01
Income (loss) per share - diluted	$0.01	$(0.02)	$(0.02)	$(0.05)

Weighted average number of shares outstanding – basic	85,924,462	87,232,426	72,408,313	61,491,674
Weighted average number of shares outstanding – diluted	89,789,461	87,232,426	76,270,355	69,508,395

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency)

For the six month periods ended September 30, 2016 and 2015 (unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares		Additional Paid In		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
		$		$	$	$	$	$
Balance, March 31, 2015	1	-	65,839,563	65,840	10,081,394	(12,688,128)	42,149	(2,498,745)

Shares issued on private placement (Notes 9 iii))	-	-	6,568,750	6,568	(6,568)	-	-	-
Share compensation expense	-	-	-	-	1,297,558	-	-	1,297,558
Net income for the period	-	-	-	-	-	827,503	-	827,503
Balance, September 30, 2015	1	-	72,408,313	72,408	11,372,384	(11,860,625)	42,149	(373,684)

Shares issued for services	-	-	117,471	117	169,583	-	-	169,700
Cashless exercise of warrants	-	-	45,508	46	60,920	-	-	60,966
Share compensation expense	-	-	20,000	20	198,259	-	-	198,279
Net income for the period	-	-	-	-	-	208,645	-	208,645
Balance, March 31, 2016	1	-	72,591,292	72,591	11,801,146	(11,651,980)	42,149	263,906

Shares issued on Acquisition (Note 3)	-	-	23,650,000	23,650	23,153,350	-	-	23,177,000
Stock compensation expense – vested options on Acquisition (Note 3)	-	-	-	-	2,582,890	-	-	2,582,890
Cashless exercise of warrants	-	-	51,249	51	43,511	-	-	43,562
Shares issued for services (Note 9(v))	-	-	70,000	70	59,430	-	-	59,500
Share compensation expense (Note 10)	-	-	-	-	424,090	-	-	424,090
Net loss for the period	-	-	-	-	-	(1,593,226)	-	(1,593,226)
Balance, September 30, 2016	1	-	96,362,541	96,362	38,064,417	(13,245,206)	42,149	24,957,722

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the six month periods ended September 30, 2016 and 2015 (unaudited)

	Six months ended Sept. 30, 2016	Six months ended Sept. 30, 2015
	$	$
Operating activities
Net (loss) income for the period	(1,593,226)	827,503
Adjustment for items not affecting cash
Depreciation	33,753	32,480
Interest expense	10,031	-
Share- based compensation expense	424,090	1,324,282
Shares issued for services	59,500	-
Change in fair value of warrant derivative liability	(1,739,047)	(4,409,410)
	(2,804,899)	(2,225,145)
Changes in non-cash working capital items
Accounts receivable	(87,402)	-
Prepaid expenses and other receivables	91,430	30,460
Due from related parties	(63)	1,933
Inventories	(191,548)	(78,071)
Accounts payable	(696,874)	(214,034)
Accrued liabilities	(424,009)	-
Customer deposits	41,800	-
Lease payable	(1,151)	-
Deferred revenue	108,482	-
Net cash used in operating activities	(3,964,234)	(2,484,857)
Investing activities
Acquisition of equipment	(6,848)	(30,273)
Provision of a loan receivable	-	(303,760)
Net cash used in investing activity	(6,848)	(334,033)
Financing activities
Proceeds from issuance of shares, net of issue costs	-	4,552,409
Cash acquired on acquisition	266,635	-
Net cash provided by financing activity	266,635	4,552,409
Effects of foreign currency exchange rate changes
Net (decrease) increase in cash and cash equivalents for the period	(3,704,447)	1,733,519
Cash and cash equivalents, beginning of period	5,381,757	6,125,108
Cash and cash equivalents, end of period	1,677,310	7,858,627

Supplemental information:

Assets acquired and liabilities assumed:

Current assets, including cash acquired of $266,635	$478,843
Equipment	59,749
Intangible assets and goodwill	27,888,979
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance	(1,436,164)

Non-cash consideration	$25,759,890

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

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

On February 26, 2015, the Company entered into a Share Exchange Agreement and related transactions whereby it acquired Bionik Laboratories Inc., a Canadian Corporation (“Bionik Canada”) and Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the then outstanding common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 9).

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

References to the Company refer to the Company and its wholly owned subsidiaries, Bionik Acquisition Inc., Bionik, Inc. (the former IMT) and Bionik Canada. References to Drywave relate to the Company prior to the Merger.

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary (Bionik Mergerco). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received an aggregate of 23,650,000 shares of the Company’s common stock.

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

The unaudited condensed consolidated interim financial statements consolidate the Company and its wholly owned subsidiaries Bionik Canada, Bionik Acquisition Inc. and Bionik, Inc. (the former IMT) since its acquisition on April 21, 2016. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, Canada M5G 2C9 and Bionik, Inc.’s address is 80 Coolidge Hill Road, Watertown, MA. USA 02472.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN (continued)

Going Concern

As at September 30, 2016, the Company had a working capital deficit of $2,784,377 (working capital as at March 31, 2016, of $187,156) and an accumulated deficit of $13,245,206 (March 31, 2016 - $11,651,980) and the Company incurred a net loss and comprehensive loss of $1,593,226 for the six-month period ended September 30, 2016 (September 30, 2015 – net income of $827,503).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially, or otherwise curtail operations.

The Company expects the forgoing, or a combination thereof, to meet the Company's anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The unaudited condensed interim financial statements do not include any adjustments related to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASI 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after November 1, 2018. The Company is still assessing the impact that the adoption of ASI 2016-15 will have on the consolidated statement of cash flows.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis. Work in progress and finished goods consist of materials, labor and allocated overhead.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an agreement with customer exists, products are shipped or title passes pursuant to the terms of the agreement, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there are no significant future performance obligation. Deposits are carried as liabilities until the requirements for revenue recognition are met.

Significant Judgments - Warrant Derivative Liability

The Company’s derivative warrant instruments are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock, its expected volatility, holding cost and the risk- free interest rate for the term of the warrant (Note 11). The warrant derivative liability is revalued at each reporting period and changes in fair value are recognized in the condensed consolidated interim statements of operations and comprehensive loss under the caption “Change in fair value of warrant derivative liability”.

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amount to $57,338 at September 30, 2016 (March 31, 2016 - $Nil). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $15,190 and $25,427 of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three and six-month period ended September 30, 2016 (March 31, 2016 - $Nil).

Foreign Currency Translation

On April 1, 2015, Bionik Canada and Bionik Acquisition Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well the Company anticipates revenues to be earned in U.S. dollars. The change in accounting treatment was applied prospectively. The functional currency is separately determined for the Company and each of its subsidiaries, and is used to measure the financial position and operating results. The functional currency of the Company and its wholly owned subsidiaries is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are recognized in profit or loss. Non-monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs, which are as observable as possible, and the methods most applicable to the specific situation of each company or valued item.

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

As at September 30, 2016, the Company’s warrant derivative liability was measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the period.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

3.	ACQUISITION

On April 21, 2016, the Company acquired 100% of the common and preferred shares of IMT, through a transaction where Bionik Mergerco merged with and into IMT, with IMT surviving the Merger as a wholly-owned subsidiary of Bionik.

Subject to the indemnification and escrow arrangements described in the Merger Agreement, Bionik issued an aggregate of 23,650,000 shares of Company Common Stock in exchange for all shares of IMT Common Stock and IMT Preferred Stock outstanding immediately prior to April 21, 2016. All shares have been issued at September 30, 2016.

Bionik also assumed each of the 3,895,000 options to acquire IMT Common Stock granted under IMT’s equity incentive plan or otherwise issued by IMT. These options were exchanged for purchase of an aggregate of 3,000,000 shares of Company Common Stock, of which 1,000,000 have an exercise price of $0.25. 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. Stock compensation expense on vested options of $2,582,890 was recorded on the options exchanged and this amount is included in the acquisition equation.

As a result of the acquisition of IMT, the Company acquired assets including three licensed patents, an MIT License Agreement, three FDA listed products, an FDA inspected manufacturing facility, extensive clinical and sales data, and international distributors. Due to the complexities in identifying and valuing the intangible assets acquired, the Company has not yet finalized the purchase price allocation. At this time the Company is not practicably able to estimate the fair value of each identifiable asset. The Company has retained an independent valuator to determine the purchase price allocation. At this time the Company anticipates the intangible assets to consist of clinical data, sales data, license and patents/technology acquired and any excess to result in goodwill.

The following sets forth the preliminary purchase price allocation based on management’s best estimates of fair value, including a summary of major classes of consideration transferred and the recognized amounts of assets acquired and liabilities assumed at the acquisition date.

As at April 21, 2016
$
Fair value of 23,650,000 common shares (a)	23,177,000
Fair value of vested stock options (b)	2,582,890
25,759,890

Allocation of purchase price:
Cash and cash equivalents	266,635
Accounts receivable	6,490
Inventories	188,879
Prepaid expenses and other current assets	16,839
Equipment	59,749

Liabilities assumed:
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance	(1,436,164)
Net assets acquired	(2,129,089)
Intangible assets and goodwill	27,888,979
25,759,890

(a)	The fair value of common shares is based on $0.98 the closing market price of the Company’s common stock on April 21, 2016.

(b)	The fair value of the vested stock options was determined using the Black Scholes option pricing model with the following key assumptions: a risk free rate of 1.59%, dividend and forfeiture rates of 0% and expected volatility of 114% which is consistent with the Company’s assumptions (Note 10).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

3.	ACQUISITION (continued)

The amount of IMT’s revenue and net loss and comprehensive loss included in the Company’s condensed consolidated interim statements of operations and comprehensive loss for the three and six month period ended September 30, 2016 are as follows:

	For the period July 1 – September 30, 2016	For the period April 21 – September 30, 2016
	(unaudited)

Revenue	$18,283	$182,474

Net loss and comprehensive loss	$(551,052)	$(843,686)

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Revenue	$18,283	$374,530	$184,311	$812,944

Net loss and comprehensive loss	$(551,052)	$(249,448)	$(958,297)	$(373,996)

*There were no material or nonrecurring adjustments in the supplemental pro forma revenue or results of operations as shown above.

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	Sept. 30,	March 31,
	2016	2016
	$	$
Prepaid expenses and sundry receivables	86,240	87,979
Prepaid insurance	53,925	107,259
Sales taxes receivable (i)	16,977	36,495
	157,142	231,733

Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

5.	INVENTORIES

	Sept. 30, 2016	March 31, 2016
	$	$
Raw Materials	237,036	-
Work in Progress	56,991	-
	294,027	-

6.	EQUIPMENT

Equipment consisted of the following as at September 30, 2016 and March 31, 2016:

	September 30, 2016			March 31, 2016
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Computers and electronics	162,024	111,255	50,699	152,246	96,379	55,867
Capital leases of IT equipment	23,019	1,151	21,868	-	-	-
Furniture and fixtures	23,196	11,362	11,834	22,496	10,118	12,378
Demonstration equipment	115,200	15,450	99,750	-	-	-
Tools and parts	15,722	3,949	11,773	11,422	2,917	8,505
	339,161	143,167	195,994	186,164	109,414	76,750

Included in Computers and Electronics are assets under capital lease of $23,019 which are being amortized over the term of the lease. Current portion of the lease as at September 30, 2016, $4,603 (March 31, 2016 - $Nil) and the long term portion as at September 30, 2016, $16,881 (March 31, 2016 - $Nil). Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and six month periods ended September 30, 2016 was $23,950 and $33,753 (September 30, 2015 - $15,478 and $32,480).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

7.	NOTES PAYABLE

Demand Notes payable

The Company has outstanding notes payable (“Notes”) of $325,993, acquired from IMT on April 20, 2016. Loan amounts represented by one such Note is owed to a director of the Company for $148,974 at September 30, 2016. On March 1, 2016, the Company executed amendments to the Notes to accrue interest at a rate of prime, as reported by the Wall Street Journal, of 3.50% at the date of amendment and to defer the demand feature until the earlier of December 31, 2017 or the date when the Company raises new capital in excess of $15 million in cash.

Balance, March 31, 2016	$-
Acquisition of IMT (Note 3)	324,894
Accrued interest	1,099
Balance, September 30, 2016	$325,993

Interest expense incurred on the Notes totaled $1,138 and $4,463 for the three and six month period ended September 30, 2016, which are included in accrued liabilities.

Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of the secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. The Promissory Note, which matured in March 2016 and then September 2016, was further extended and now matures March 2017, may be prepaid at any time, and is secured by substantially all the assets of one of the Company’s subsidiaries. Interest expense incurred on the Promissory Note totaled $5,042 and $8,932 for the three and six month periods ended September 30, 2016.

Balance, March 31, 2016	$-
Acquisition of IMT (Note 3)	217,808
Accrued interest	8,932
Balance, September 30, 2016	$226,740

8.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of September 30, 2016, the Company had advances receivable from the Chief Operating Officer (“COO”) and former Chief Technology Officer (“CTO”) for $41,508 (March 31, 2016 - $41,445). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. The Company at September 30, 2016 accrued interest receivable in the amount of $2,224 (March 31, 2016 - $1,148); the remaining fluctuation in the balance from the prior year is due to foreign exchange.

Accounts payable and accrued liabilities

(b)	As at September 30, 2016, $5,560 (March 31, 2016 - $2,694) was owing to the CEO, $Nil (March 31, 2016 - $3,284) was owing to the former CTO, $5,196 was owing to the COO (March 31, 2016 - $8,812), $71 was owing to the CFO (March 31, 2016 - $116), $664 was owing to our VP US Operations (March 31, 2016 - $Nil) and $17,457 was owing to our Chief Commercial Officer (March 31, 2016 - $Nil), in each case related to business expenses, all of which are included in accounts payable and accrued liabilities.

-BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL

	September 30, 2016		March 31, 2016
	Number of shares	$	Number of shares	$
Exchangeable Shares:
Balance beginning and end of period	50,000,000	50,000	50,000,000	50,000
Common Shares
Balance at beginning of the period	22,591,292	22,591	22,428,313	22,428
Shares issued on acquisition (Note 3)	23,650,000	23,650	-	-
Shares issued for services (v)	70,000	70	117,471	117
Cashless exercise of warrants (iv)	51,249	51	45,508	46
Balance at end of the period	46,362,541	46,362	22,591,292	22,591
TOTAL COMMON SHARES	96,362,541	96,362	72,591,292	72,591

(i)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”) of its 2015 private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $435,682 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(ii)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”) of its 2015 private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $147,566 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $37,739 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.
(iii)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”) of its private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $74,625 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.
(iv)	During the six month period ended September 30, 2016, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80. Under the terms of the warrant agreement the value of the warrants on exercise is attributed to the shares on exercise and the Company has recognized a value of $43,562.
(v)	The Company issued 70,000 common shares during the six month period ended September 30, 2016 for consulting services and recognized $59,500 of share-based compensation expense.

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

For the six month periods ended September 30, 2016 and 2015

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

Options may be granted in respect of authorized and unissued shares, provided that the aggregate number of shares reserved for issuance upon the exercise of all Options granted under the Plan, shall not exceed 15% of the shares of common stock and Exchangeable Shares issued and outstanding (determined as of January 1 of each year). Optioned shares in respect of which options are not exercised shall be available for subsequent options.

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the nine month period ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014 was $230,930 and $118,957 respectively. An additional 62,912 options were cancelled during the quarter ended June 30, 2016. Stock compensation has been fully expensed on these options and so there is no compensation expense in the three months ended September 30, 2016 however there was $3,658 and $176 was recognized in the first quarter and the six months ended September 30, 2016.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487, which vests immediately. During the first quarter, one management executive left the Company and 990,864 of these options will be cancelled six months after his last day according to his employment agreement. On October 8, 2016, 990,864 of these options expired.

On February 17, 2015, the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. Previously 110,100 options were cancelled and $7,400 of stock compensation was recognized in the quarter and $14,800 of stock compensation was recognized for the six months ended September 30, 2016.

On November 24, 2015, the Company issued 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016 250,000 options were cancelled and stock compensation expense of $62,317 was recognized. During the quarter ended September 30, 2016, $35,609 of stock compensation expense was recognized and for the six months ended September 30, 2016, $78,638 of stock compensation was recognized.

On December 14, 2015, the Company issued 2,495,000 options granted to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the year ended March 31, 2016, 25,000 options were cancelled and for the quarter ended June 30, 2016 40,000 options were cancelled and for the three months ended September 30, 2016 stock compensation expenses of $102,300 was recognized. For the six months ended September 30, 2016, the stock compensation expense of $202,608 was recognized.

On April 21, 2016, the Company issued 3,000,000 stock options to employees of Bionik, Inc. in exchange for 3,895,000 options that existed before the Company purchased IMT, of which 1,000,000 have an exercise price of $0.25, 1,000,000 has an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 3). For options that have not yet vested $10,169 of compensation expense was recognized in the quarter ended September 30, 2016.

On April 26, 2016, the Company issued 250,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $213,750. During the quarter ended September 30, 2016, $17,812 of stock compensation expense was recognized. For the six months ended September 30, 2016, $22,479 of stock compensation expenses was recognized.

On August 8, 2016, the Company issued 750,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $652,068. During the quarter ended September 30, 2016, $31,552 of stock compensation expense was recognized.

During the three month period ended September 30, 2016, the Company recorded $204,842 in share-based compensation related to the vesting of stock options (September 30, 2015 - $3,309).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS (continued)

These options at their respective grant dates were valued using the Black-Scholes option pricing model with the following key assumptions:

Grant date	Expected life in years	Risk free rate	Dividend rate	Forfeiture rate	Expected volatility	Grant date fair value
February 17, 2015	5.39	1.59%	0%	0%	114%	$136,613
July 1, 2014	4.75	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	4.72	1.59%	0%	0%	114%	$118,957
April 11, 2014	4.50	1.59%	0%	0%	114%	$230,930
November 24, 2015	6.15	1.59%	0%	0%	114%	$694,384
December 14, 2015	6.21	1.59%	0%	0%	114%	$1,260,437
April 21, 2016	0.79-9.25	1.59%	0%	0%	114%	$2,582,890
April 26, 2016	6.57	1.59%	0%	0%	114%	$213,750
August 8, 2016	6.86	1.59%	0%	0%	114%	$652,068

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, March 31, 2016	6,604,880	0.57
Issued	4,000,000	0.77
Cancelled	(143,637)	0.48
Outstanding, September 30, 2016	10,461,243	0.59

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS (continued)

The following is a summary of stock options outstanding and exercisable as of September 30, 2016:

			Number of
Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	374,324	April 1, 2021	374,324
0.23	99,610	June 20, 2021	99,610
0.23	2,972,592	July 1, 2021	2,972,592
0.23	204,460	February 17, 2022	136,314
1.22	400,000	November 24, 2022	-
1.00	2,430,000	December 14, 2022	-
1.00	250,000	April 26, 2023	-
0.25	906,077	July 28, 2025	906,077
0.25	86,972	December 30, 2025	59,158
0.95	9,486	February 2, 2017	9,486
0.95	111,937	March 28, 2023	111,937
0.95	31,620	March 3, 2024	31,620
0.95	15,810	March 14, 2024	15,810
0.95	82,213	September 30, 2024	82,213
0.95	7,431	June 2, 2025	7,431
0.95	671,859	July 29, 2025	671,859
0.95	57,353	December 30, 2025	8,193
1.05	36,697	February 2, 2017	36,697
1.05	433,027	March 28, 2023	433,027
1.05	122,324	March 3, 2024	122,324
1.05	61,162	March 14, 2024	61,162
1.05	318,042	September 30, 2024	318,042
1.05	28,747	June 2, 2025	28,747
1.00	750,000	August 8, 2023	-
	10,461,243		6,486,623

The weighted-average remaining contractual term of the outstanding options is 5.80 (September 30, 2015 - 4.76) and for the options that are exercisable the weighted average is 6.22 (September 30, 2015 - 4.74).

11.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Outstanding and exercisable, December 31, 2015	18,049,075	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, September 30, 2016	17,638,243	1.36

In February 2016, a warrant holder exercised 148,787 warrants on a cashless basis based on the terms of the warrant agreement and was issued 45,508 common shares. During the six month period ended September 30, 2016, 262,045 warrants were exercised on a cashless basis based on the terms of the warrant agreement and the Company issued 51,249 common shares (Note 9 (iv)).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

11.	WARRANTS (continued)

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of September 30, 2016:

Exercise Price ($)		Number of Warrants
1.40		7,735,750	February 26, 2019
1.40		1,212,500	March 27, 2019
1.40		891,250	March 31, 2019
1.40	Note 9(i)	3,115,000	April 21, 2019
1.40	Note 9 (ii)	1,418,750	May 27, 2019
1.40	Note 9(iii)	2,035,000	June 30, 2019
0.80	Note 9 (i) to (iii)	1,229,993	February 26, 2019
		17,638,243

The weighted-average remaining contractual term of the outstanding warrants is 2.50 (March 31, 2016 - 2.77).

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

11.	WARRANTS (continued)

The following summarizes the changes in the value of the warrant derivative liability from inception until September 30, 2016:

	Number of Warrants	Value ($)

Balance at March 31, 2015	10,823,450	8,382,648
Warrants issued in April 21, 2015 financing	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	2,238,500	1,490,969
Change in fair value of warrant derivative liability	-	(7,419,643)
Balance at December 31, 2015	18,049,075	6,067,869
Fair value of warrants exercised	(148,787)	(60,966)
Change in fair value of warrant derivative liability	-	(870,913)
Balance at March 31, 2016	17,900,288	5,135,990
Change in fair value of warrant derivative liability	-	(1,739,047)
Fair value of warrants exercised	(262,045)	(43,562)
Balance at September 30, 2016	17,638,243	3,353,381

During the six month period ended September 30, 2016, the Company recorded a gain of $1,739,047 (September 30, 2015 - $4,413,819) on re-measurement of the warrant liability to fair value. The change is recorded as a change in fair value of warrant derivative liability within the Company’s consolidated statement of operations and comprehensive (loss) income.

The key inputs and assumptions used in the simulation model at inception and at September 30, 3016 and March 31, 2016 are as follows:

Grant date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free rate	Dividend rate	Expected volatility	Fair value ($)
At Inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457

At year end March 31, 2016:
March 31, 2016	16,408,250	2.91	1.4	0.21%	0%	62.96%	4,585,539
March 31, 2016	1,492,038	2.91	0.8	0.21%	0%	62.96%	550,451

At Period End:
September 30, 2016	16,408,250	2.50	1.4	0.84%	0%	69.68%	3,008,245
September 30, 2016	1,229,993	2.50	0.8	0.84%	0%	69.68%	345,136

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

11.	WARRANTS (continued)

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

Prior to the acquisition of IMT in April 2012, IMT entered into a Patent License Agreement with an unrelated third party (the “Licensee”). Under the terms of the perpetual license agreement, the Company will receive royalties from the Licensee based on a licensed product sold by the Licensee. There was no royalty income during the three and six month periods ended September 30, 2016 and 2015 under the terms of the agreement.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

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

The Company recognized $nil of royalty expense under this agreement during the three and six months ended September 30, 2016. At September 30, 2016, the Company had accrued royalty and related amounts payable to MIT of $33,369 included in accounts payable on the condensed consolidated interim balance sheets. Subsequent to September 30, 2016, the entire balance owed was paid to MIT. One of the Company’s directors is an employee of MIT as well as the Company’s Chief Science Officer.

The Company maintains a second licensing agreement with the same director noted above and an unrelated third party for exclusive rights to utilize certain patented technology. The Company has exclusive rights to the patents and related applications, as defined, until expiration in May 2027. The agreement provides the Company with the option to sublicense the rights under the agreement. Under the terms of the agreement royalties are payable to the patent holders based on 1% of net sales, as defined, and 50% of all sublicense income. There have been no sales under this agreement through September 30, 2016.

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included in this Quarterly Report on Form 10-Q, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward- looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as otherwise required by applicable law.

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes and the Company’s Annual Report on Form 10-KT, for the transition period ended March 31, 2016 as filed with the Securities and Exchange Commission.

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Bionik, Inc.’s (IMT) operations are included since its acquisition on April 21, 2016 to September 30, 2016.

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

On April 21, 2016, we acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger, dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary. The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as our wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received or will receive up to an aggregate of 23,650,000 shares of our common stock. IMT’s legal name has been changed to Bionik, Inc. subsequent to April 21, 2016.

Through the acquisition of IMT, Bionik has added a portfolio of products focused on upper and lower extremity rehabilitation of stroke patients. We now have three products on the market and four products in varying stages of development that we are currently pursuing.

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist have been characterized as Class II medical devices by the U.S. Food and Drug Administration and are listed by the FDA to market and sell in the United States. In addition to these in-market products, the InMotion Anklebot is in development, and we are also developing the InMotion LIGHT, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home and is being developed on the same design platform as the InMotion clinical products. All of these products are designed to provide intelligent, patient-adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery.

Patented technology used in the InMotion Wrist is licensed to us from the Massachusetts Institute of Technology, where Dr. Hermano Igo Krebs, our newly appointed Chief Science Officer, and Neville Hogan, an advisor and former director of IMT, are professors.

The IMT clinical products have been sold in over 20 countries, including the United States. IMT has a growing body of clinical data for its products. In addition, IMT's manufacturing facility is compliant with ISO-13485 and FDA regulations.

In addition, we are developing for commercialization the ARKE lower body exoskeleton, as well as a new product candidate for gait assistance for rehabilitation based on a design being developed by Dr. Krebs, which we expect to further advance in 2017 assuming resources are available. We plan to develop other biomechatronic solutions through internal research and development and we may further augment our product portfolio through strategic and accretive acquisition opportunities in the future.

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

Immediately prior to the closing of the Acquisition Transaction and the First Closing (as defined below), we transferred all of the business, properties, assets, operations and goodwill of the Company (other than cash and cash equivalents), and liabilities as of March 6, 2013, to our then-existing wholly owned subsidiary, Strategic Dental Alliance, Inc., a Colorado corporation (“Strategic Dental Alliance”), and then transferred all of the capital stock of Strategic Dental Alliance to Brian E. Ray, a former officer and existing director (through March 20, 2015) and Jon Lundgreen, a former officer and director, pursuant to a Spin- Off Agreement (the “Spin-Off Agreement”). Also as of immediately prior to the closing of the Acquisition Transaction and the First Closing, we entered into an Assignment and Assumption Agreement with Tungsten 74 LLC, pursuant to which Tungsten 74 LLC assumed all of our remaining liabilities through the closing of the Acquisition Transaction (the “Assignment and Assumption Agreement”). Accordingly, as of the closing of the Acquisition Transaction and the First Closing, we had no assets or liabilities.

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

As part of the Exchangeable Share Transaction, we entered into the following agreements, each dated February 26, 2015:

•	Voting and Exchange Trust Agreement (the “Trust Agreement”) with Bionik Canada and Computershare Trust Company of Canada (the “Trustee”); and

•	Support Agreement (the “Support Agreement”) with Acquireco and Bionik Canada

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

The Offering was being offered with a minimum offering amount of $6,000,000 (the “Minimum Offering Amount”) and up to a maximum offering amount of $12,800,000 (subject to a $2,600,000 overallotment option). Once the Minimum Offering amount was reached and held in escrow and other conditions to closing were satisfied (including the simultaneous closing of the Acquisition Transaction), the Company and the placement agent were able to conduct a first closing (the “First Closing”). As a result of the Offering, after payment of placement agent fees and expenses but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $5,339,778 at the First Closing, including the $500,000 in bridge loans we previously received that were taken into account as part of the Minimum Offering Amount. In addition, the placement agent was granted 10% warrant coverage for all Units sold in the Offering, which are exercisable at $0.80 per share for a period of 4 years.

As of the Acquisition Transaction and the First Closing, an aggregate of 90,575,126 shares of our Common Stock were deemed cancelled, of which 90,207,241 were held by the former Chief Executive Officer of Drywave.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to September 30, 2016, we have generated a deficit of $13,245,206.

The Company expects to incur additional operating losses during the fiscal year ending March 31, 2017 and beyond, principally as a result of our continuing research and development, the acquisition of IMT, sales and marketing expenses and general and administrative costs associated with being a public company.

Our results of operations are presented for the three and six months ended September 30, 2016 with comparatives for the three and six months ended September 30, 2015. The Company changed its fiscal year to March 31, effective after the Company’s previous fiscal year ended December 31, 2015 and accordingly this report relates to the second quarter of the fiscal year ending March 31, 2017.

Three and Six Months Ended September 30, 2016 Compared to the Three and Six Months ended September 30, 201

Sales and Cost of Sales

The Company recorded revenues of $18,283 and $182,474 for the three and six months ended September 30, 2016 compared to $Nil for the three and six months ended September 30, 2015. The 2015 revenues of IMT were not consolidated in to the prior year’s results as this was prior to the IMT acquisition. IMT revenues were $374,530 and $812,944 for the three and full six months ended September 30, 2015. In 2015, the acquired company was under-funded and had no commercial sales team, which significantly impacted 2016 revenues. The Company hired a Chief Commercialization Officer in August 2016 to build out the sales and marketing team, and has seen positive initial results of these efforts which we expect to accelerate as the Company continues to invest in commercialization efforts. Based on the strong clinical data, new sales and marketing efforts, an expanded product range as well as expanding the Company’s sales efforts geographically, the Company expects revenues to grow significantly from 2016 levels.

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2016 was $1,807,323 and $3,840,336 compared to $1,182,845 and $3,609,328 for the three and six months ended September 30, 2015, as further detailed below.

Research and development expenses were $813,773 and $1,231,563 for the three and six months ended September 30, 2016, compared to expenses of $768,301 and $1,378,123 for the three and six months ended September 30, 2015. The decrease for the six months relates primarily to less prototyping of products nearing completion of engineering and a decrease due to a senior executive who left the Company, being partially offset by higher expenses resulting from the IMT acquisition.

For the three and six months ended September 30, 2016, the Company incurred general and administrative expenses of $577,853 and $1,881,467 compared to general and administrative expenses of $372,342 and $874,443 for the three and six months ended September 30, 2015. The increase in these expenses is primarily due to legal, accounting, and audit costs related to the IMT acquisition and the change in year-end from December 31 to March 31, the costs of being a public company and the administration costs of IMT since acquisition on April 21, 2016.

For the three and six months ended September 30, 2016, the Company recorded $204,842 and $424,090 in share-based compensation expense compared to $26,724 and $1,324,282 in the three and six months ended September 30, 2015. The decrease in stock compensation expense relates to fewer stock options granted by the Company in this period over last year and fewer shares issued to consultants for services provided. The options previously granted by Bionik prior to the Acquisition Transaction were revalued on its completion and new options granted and options vesting during the quarter and the year to date resulted in the current expense.

Other Expenses

For the three and six months ended September 30, 2016, the Company incurred interest expenses of $(5,203) and $10,031 compared to interest expenses of $nil and $nil for the three months ended September 30, 2015. The changes in interest expenses relates to the Company having more interest bearing debt during the period, and the adjustment of minor over-expense of interest on demand loans whose interest rate was decreased.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues certain common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula. During the three and six month periods ended September 30, 2016, the Company recorded a gain of $2,130,106 and $1,739,047 on re-measurement to fair value at period end September 30, 2016 (gain of $3,496,070 and $4,413,819 for the three and six months ended September 30, 2015) which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item.

Other Income

For the three and six months ended September 30, 2016, the Company had other income of $395,296 and $406,514 compared to other income of $5,533 and $23,012 for the three and six months ended September 30, 2015. The increase is other income in the quarter and six months ended September 30, 2016 was due to the receipt of the Company’s final scientific research credit from the Canadian government which related to a claim when the Company was a private company, the sale of redundant equipment and interest income. In 2015, other income was from interest income only.

Gain and losses included in other comprehensive income

Effective April 1, 2015, the Company changed the functional currency of its wholly owned subsidiaries, Bionik Acquisition Inc. and Bionik Canada from the Canadian dollar to the U.S. dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency, and the Company sells its product and service revenues in U.S. dollars.

Comprehensive Loss

Comprehensive income for the three months ended September 30, 2016 amounted to $729,546 or $0.01 per share and the comprehensive loss for the six months ended September 30, 2016 was $1,593,226 resulting in a loss per share of $(0.02) compared to comprehensive income of $2,318,758 for the three months ended September 30, 2015, resulting in income per share of $0.03, and for the six months ended September 30, 2015 income of $827,503 which resulted in income per share of $0.01.

The comprehensive income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is impacted by change in fair value of warrant derivative liability resulting in a non-cash gain of $2,130,106 in the three month period ended September 30, 2016 (September 30, 2015 - $3,496,070).

Liquidity and Capital Resources

IMT generated approximately $2,000,000 of revenue in 2015, however our wholly owned subsidiary since its acquisition on April 21, 2016 has reported revenue of $182,474 for the period of April 21, 2016 to September 30, 2016 – we can give no assurance that we will generate similar or greater revenues in 2016 when compared to 2015 as a result of the InMotion products, and capital sales to hospitals and clinic sales have a longer sale cycle due to the capital budget approval process. As described earlier we have significantly increased our commercial strategy and expect that these efforts will result in success in the future.

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600, which resulted in net proceeds after costs of $11,341,397. At September 30, 2016, we had cash and cash equivalents of $1,677,310. Additionally, as a result of the acquisition of IMT, the Company indirectly assumed an aggregate of approximately $1.26 million of debts and other liabilities of IMT, based on the internal, unaudited financial information of IMT.

There is no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due and consequently continue as a going concern. We will require additional funds to further develop our expanded business plan, including the anticipated commercialization of the ARKE, the marketing of our newly-acquired InMotion products and the development of our product pipeline. We will require additional financing this year to fund our operations and we are currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, we would reduce our discretionary overhead costs substantially, or otherwise curtail operations.

We expect the forgoing, or a combination thereof, to meet our anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also need additional funds to respond to business opportunities including potential acquisitions of complementary technologies or business, protect our intellectual property, develop new lines of business and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

As we proceed with the ARKE product development, the marketing of the three commercial products of IMT and the development of other development-stage products, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing, clinical trials and sales expenditures.

Net Cash Used in Operating Activities

During the six months ended September 30, 2016, the Company used cash in operating activities of $3,964,234 compared to $2,484,857 for the six months ended September 30, 2015. The increased use of cash is mainly attributable to the larger loss in the six months ended September 30, 2016 due to higher general and administrative costs and the costs of becoming a public company and $1,739,047 of change in the fair value of the warrant derivative liability compared to a $4,409,410 in the six months ended September 30, 2015. The change in fair value of warrant derivative liability is a non-cash item.

Net Cash Used in Investing Activities

During the six months ended September 30, 2016, net cash used in investing activities was $6,848 and for the six months ended September 30, 2015, net cash used in investing activities of $343,033. The decrease in 2016 is a result of there being no loans made as there was in 2015 and minimal cash additions to equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $266,635 for the six months ended September 30, 2016 compared to cash provided by financing activities of $4,552,409 for the six months ended September 30, 2015. The decrease is due to the Offering in 2015, and no capital has been raised in 2016; however the balance in 2016 reflects the cash remaining from a $900,000 advance sent to IMT immediately before the acquisition close of which $266,635 remained on hand on April 21, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016=15 is effective for the fiscal year commencing after November 1, 2018. The Company is still assessing the impact that the adoption of ASI 2016-15 will have on the consolidated statement of cash flows.

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

Item 4. Controls and Procedures

During the three and six months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective due to a lack of segregation of duties as well as lack of administrative and financial personnel and related resources.

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

Dated: November 14, 2016

BIONIK LABORATORIES CORP.

By:	/s/ Peter Bloch
Name:	Peter Bloch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leslie Markow
Name:	Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

