Form 10-Q
period 2016-12-31
Bionik Laboratories Corp.
filed 2017-02-14
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2016

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 14, 2017, 47,242,709 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

BIONIK LABORATORIES CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2016 and 2015

(Amounts expressed in US Dollars)

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements	3

Condensed Consolidated Interim Balance Sheets as at December 31, 2016 (Unaudited) and March 31, 2016 (Audited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and nine month periods December 31, 2016 and 2015	5

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited) for the nine month periods ended December 31, 2016 and 2015	6

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2016 and 2015	7

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	8-23

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in U.S. Dollars)

	As at Dec. 31, 2016 (Unaudited)	As at March 31, 2016 (Audited)
	$	$
Assets
Current
Cash and cash equivalents	580,952	5,381,757
Accounts receivable	253,849	-
Prepaid expenses and other receivables (Note 4)	153,010	231,733
Inventories (Note 5)	194,573	-
Due from related parties (Note 8(a))	40,913	41,445
Short term advances	-	125,153
Loan receivable	-	379,908
Total Current Assets	1,223,297	6,159,996
Equipment (Note 6)	203,745	76,750
Intangible assets and goodwill (Note 3)	27,888,979	-
Total Assets	29,316,021	6,236,746

Liabilities and Shareholders’ Deficiency
Current
Accounts payable (Notes 8(b) and 13)	405,315	320,871
Accrued liabilities (Notes 8(b) and 7)	738,863	515,979
Current portion of lease payable (Note 6)	4,603	-
Promissory notes payable (Note 7)	231,781	-
Convertible loans (Note 7)	483,333	-
Customer deposits	114,487	-
Deferred revenue	97,165	-
Warrant derivative liability (Note 11)	2,582,040	5,135,990
	4,657,587	5,972,840

Demand notes payable (Note 7)	328,361	-
Lease payable (Note 6)	15,729	-
Total Liabilities	5,001,677	5,972,840
Shareholders’ Equity
Preferred Stock, par value $0.001; Authorized 9,999,999 (March 31, 2016 – 9,999,999) Issued and outstanding - nil (March 31, 2016 – nil)	-	-
Special Voting Preferred Stock, par value $0.001; Authorized, issued and outstanding – 1 (March 31, 2016 – 1)	-	-
Common Stock, par value $0.001; Authorized - 150,000,000 (March 31, 2016 – 150,000,000); Issued and outstanding – 46,362,541 and 50,000,000 Exchangeable Shares (March 31, 2016 – 22,591,292 and 50,000,000 Exchangeable Shares) (Note 9)	96,362	72,591
Additional paid in capital	38,232,457	11,801,146
Deficit	(14,056,624)	(11,651,980)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	24,314,344	263,906
Total Liabilities and Shareholders’ Equity	29,316,021	6,236,746

Going Concern (Note 1)

Commitments and Contingencies (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

For the three and nine month periods ended December 31, 2016 and 2015 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended Dec. 31, 2016	Nine months ended Dec. 31, 2016	Three months ended Dec. 31, 2015	Nine months ended Dec. 31 2015
	$	$	$	$
Sales	372,426	553,900	-	-
Cost of Sales	334,786	405,680	-	-
Gross Margin	37,640	148,220	-	-

Operating expenses
Sales and marketing	377,046	646,509	-	-
Research and development	571,671	1,803,234	593,686	1,971,809
General and administrative	409,669	2,291,136	438,628	1,313,071
Share-based compensation expense (Notes 9(v) and 10)	227,540	651,630	13,291	1,337,573
Depreciation (Note 6)	24,028	57,781	20,877	53,357
Total operating expenses	1,609,954	5,450,290	1,066,482	4,675,810

Other expenses (income)
Interest expense (Note 7)	13,808	23,839	-	-
Other income	(4,363)	(410,877)	(5,566)	(28,578)
Foreign exchange loss	-	-	184,125	184,125
Change in fair value of warrant derivative liability (Note 11)	(771,341)	(2,510,388)	(2,457,778)	(6,871,597)

Total other expenses (income)	(761,896)	(2,897,426)	(2,279,219)	(6,716,050)

Net income (loss) and comprehensive income (loss) for the period	(810,418)	(2,404,644)	1,212,737	2,040,240

Income (loss) per share – basic	$(0.01)	$(0.03)	$0.02	$0.03
Income (loss) per share – diluted	$(0.01)	$(0.03)	$0.02	$0.03

Weighted average number of shares outstanding – basic	96,362,541	90,286,864	72,412,532	67,210,266

Weighted average number of shares outstanding – diluted	93,043,498	94,320,801	72,412,532	67,210,266

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency)

for the nine month periods ended December 31, 2016 and 2015 (unaudited)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common Shares
	Shares	Amount $	Shares	Amount $	Additional Paid in Capital $	Shares to be Issued $	Deficit $	Accumulated Other Comprehensive Income $	Total $
Balance, March 31, 2015	1		65,839,563	65,840	10,081,394	-	(12,688,128)	42,149	(2,498,745)
Shares issued on private placement
(Notes 9(i),(ii) and (iii))	-	-	6,568,750	6,568	(6,568)	-	-	-	-
Shares to be issued for services	-	-	-	-	-	98,900	-	-	98,900
Share compensation expense	-	-	20,000	20	1,337,573	-	-	-	1,337,593
Net income for the period	-	-	-	-	-	-	2,040,240	-	2,040,240
Balance, December 31, 2015	1	-	72,428,313	72,428	11,412,399	98,900	(10,647,888)	42,149	977,988

Shares issued for services	-	-	117,471	117	169,583	(98,900)	-	-	70,800
Cashless exercise of warrants	-	-	45,508	46	60,920	-	-	-	60,966
Share compensation expense	-	-	-	-	158,244	-	-	-	158,244
Net income for the period	-	-	-	-	-	-	(1,004,092)	-	(1,004,092)
Balance, March 31, 2016	1	-	72,591,292	72,591	11,801,146	-	(11,651,980)	42,149	263,906

Shares issued on Acquisition (Note 3)	-	-	23,650,000	23,650	23,153,350	-	-	-	23,177,000
Stock compensation expense – vested
options on Acquisition (Note 3)	-	-	-	-	2,582,890	-	-	-	2,582,890
Cashless exercise of warrants	-	-	51,249	51	43,511	-	-	-	43,562
Shares issued for services (Note 9(v))	-	-	70,000	70	59,430	-	-	-	59,500
Share compensation expense
(Note 10)	-	-	-	-	592,130	-	-	-	592,130
Net loss for the period	-		-	-	-	-	(2,404,644)	-	(2,404,644)
Balance, December 31, 2016	1	-	96,362,541	96,362	38,232,457	-	(14,056,624)	42,149	24,314,344

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the nine month periods ended December 31, 2016 and 2015 (unaudited)

(Amounts expressed in US dollars)

	Nine months ended Dec. 31, 2016	Nine months ended Dec. 31, 2015
	$	$
Operating activities
Net (loss) income for the period	(2,404,644)	2,040,240
Adjustment for items not affecting cash
Depreciation	57,781	53,357
Interest expense	23,839	-
Share- based compensation expense	592,130	1,337,573
Shares issued for services	59,500	98,900
Change in fair value of warrant derivative liability	(2,510,388)	(6,871,597)
	(4,181,782)	(3,341,527)
Changes in non-cash working capital items
Accounts receivable	(247,359)	-
Prepaid expenses and other receivables	95,562	(29,798)
Due from related parties	532	2,926
Inventories	(120,894)	(74,069)
Accounts payable	(718,270)	(275,106)
Accrued liabilities	(492,047)	-
Customer deposits	28,000	-
Lease payable	(2,303)	-
Deferred revenue	97,615	-
Net cash used in operating activities	(5,540,946)	(3,717,574)
Investing activities
Acquisition of equipment	(9,827)	(39,811)
Provision of a loan receivable	-	(307,459)
Net cash used in investing activity	(9,827)	(347,270)
Financing activity
Proceeds from issuance of shares, net of issue costs	-	4,556,818
Provision of convertible loans	483,333	-
Cash acquired on acquisition	266,635	-
Net cash provided by financing activity	749,968	4,556,818

Net (decrease) increase in cash and cash equivalents for the period	(4,800,805)	491,974
Cash and cash equivalents, beginning of period	5,381,757	6,125,108
Cash and cash equivalents, end of period	580,952	6,617,082

Supplemental information:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $266,635	$478,843
Equipment	59,749
Intangible assets and goodwill	27,888,979
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance	(1,436,164)
Non-cash consideration	$25,759,890

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine month periods ended December 31, 2016 and 2015 (unaudited)

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

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN (continued)

Going Concern

As at December 31, 2016, the Company had a working capital deficit of $3,434,290 (working capital as at March 31, 2016, of $187,156) and an accumulated deficit of $14,056,624 (March 31, 2016 - $11,651,980) and the Company incurred a net loss and comprehensive loss of $2,404,644 for the nine-month period ended December 31, 2016 (December 31, 2015 – net income of $2,040,240).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations.

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

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements and should be read in conjunction with those annual audited financial statements filed on Form 10-KT for the year ended March 31, 2016. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing after December 15, 2016. The Company has adopted this ASU No. 2015-16 as at and for the three and twelve-month periods ended March 31, 2016. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive income (loss).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019.

Inventories

Inventory is stated at the lower of cost or market. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis. Work in progress and finished goods consist of materials, labor and allocated overhead.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an agreement with customer exists, products are shipped or title passes pursuant to the terms of the agreement, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there is no significant future performance obligation. Deposits are carried as liabilities until the requirements for revenue recognition are met.

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

For the three and nine month periods ended December 31, 2016 and 2015

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amounted to $64,957 at December 31, 2016 (March 31, 2016 - $Nil). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $15,355 and $30,732 of expenses related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three and nine-month period ended December 31, 2016 (March 31, 2016 - $Nil).

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

As at December 31, 2016, the Company’s warrant derivative liability was measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the period.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

3.	ACQUISITION

On April 21, 2016, the Company acquired 100% of the common and preferred shares of IMT, through a transaction where Bionik Mergerco merged with and into IMT, with IMT surviving the Merger as a wholly owned subsidiary of Bionik.

Subject to the indemnification and escrow arrangements described in the Merger Agreement, Bionik issued an aggregate of 23,650,000 shares of Company Common Stock in exchange for all shares of IMT Common Stock and IMT Preferred Stock outstanding immediately prior to April 21, 2016. All shares have been issued at December 31, 2016.

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

As at
April 21, 2016
$
Fair value of 23,650,000 common shares (a)	23,177,000
Fair value of vested stock options (b)	2,582,890
25,759,890

Allocation of purchase price:
Cash and cash equivalents	266,635
Accounts receivable	6,490
Inventories	188,879
Prepaid expenses and other current assets	16,839
Equipment	59,749

Liabilities assumed:
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance	(1,436,164)
Net assets acquired	(2,129,089)
Intangible assets and goodwill	27,888,979
25,759,890

(a)	The fair value of common shares is based on $0.98 the closing market price of the Company’s common stock on April 21, 2016.

(b)	The fair value of the vested stock options was determined using the Black-Scholes option pricing model with the following key assumptions: a risk free rate of 1.59%, dividend and forfeiture rates of 0% and expected volatility of 114% which is consistent with the Company’s assumptions (Note 10).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

3.	ACQUISITION (continued)

The amount of IMT’s revenue and net loss and comprehensive loss included in the Company’s condensed consolidated interim statements of operations and comprehensive loss for the three and nine-month period ended December 31, 2016 are as follows:

	For the period Oct. 1 - Dec. 31, 2016	For the period April 21 - Dec. 31, 2016
Revenue	$372,426	$553,900

Net loss and comprehensive loss	$(662,563)	$(1,506,249)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue	$372,426	$987,494	$557,340	$1,800,437

Net (loss) income and comprehensive (loss) income	$(810,418)	$833,706	$(2,592,024)	$1,314,766

*There were no material or nonrecurring adjustments in the supplemental pro forma revenue or results of operations as shown above.

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	Dec. 31,	March 31,
	2016	2016
	$	$
Prepaid expenses and sundry receivables	92,236	87,979
Prepaid insurance	32,716	107,259
Sales taxes receivable (i)	28,058	36,495
	153,010	231,733

(i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

5.	INVENTORIES

	Dec. 31,	March 31,
	2016	2016
	$	$
Raw Materials	169,173	-
Work in Progress	25,400	-
	194,573	-

During the period ended December 31, 2016, $43,009 of inventory has been written off as it is not expected to be used as a result of the introduction of new versions of existing InMotion products as well as $129,416, which was provided for due to an interim sample count on inventory at December 31, 2016.

6.	EQUIPMENT

Equipment consisted of the following as at December 31, 2016 and March 31, 2016:

	December 31, 2016			March 31, 2016
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	165,003	117,632	47,371	152,246	96,379	55,867
Capital leases of IT equipment	23,019	2,303	20,716	-	-	-
Furniture and fixtures	27,496	12,289	15,207	22,496	10,118	12,378
Demonstration equipment	144,000	30,859	113,141	-	-	-
Tools and parts	11,422	4,112	7,310	11,422	2,917	8,505
	370,940	167,195	203,745	186,164	109,414	76,750

Included in computers and electronics are assets under capital lease of $23,019 which are being amortized over the term of the lease. Current portion of the lease as at December 31, 2016, $4,603 (March 31, 2016 - $Nil) and the long-term portion as at December 31 2016, $15,729 (March 31, 2016 - $Nil). Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and nine-month periods ended December 31, 2016 was $24,028 and $57,781 (December 31, 2015 - $20,877 and $53,357).

7.	NOTES PAYABLE

Demand Notes payable

The Company has outstanding notes payable (“Notes”) of $324,894, acquired from IMT on April 20, 2016. Loan amounts represented by one such Note are owed to a director of the Company for $149,688 at December 31, 2016. On March 1, 2016, the Company executed amendments to the Notes to accrue interest at a rate of prime, as reported by the Wall Street Journal, of 3.50% at the date of amendment and to defer the demand feature until the earlier of December 31, 2017 or the date when the Company raises new capital in excess of $15 million in cash.

Balance, March 31, 2016	$-
Acquisition of IMT (Note 3)	324,894
Accrued interest	3,467
Balance, December 31, 2016	$328,361

Interest expense incurred on the Notes totaled $2,367 and $3,467 for the three and nine-month period ended December 31, 2016, which are included in accrued liabilities.

Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of the secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. The Promissory Note, which matured in March 2016 and then September 2016, was further extended and now matures March 2017, may be prepaid at any time, and is secured by substantially all the assets of one of the Company’s subsidiaries. Interest expense incurred on the Promissory Note totaled $5,041 and $13,973 for the three and nine month periods ended December 31, 2016.

Balance, March 31, 2016	$-
Acquisition of IMT (Note 3)	217,808
Accrued interest	13,973
Balance, December 31, 2016	$231,781

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

7.	NOTES PAYABLE (continued)

Convertible Notes Payable

In December 2016, several non-related shareholders of the Company agreed to loan the Company $1,500,000, in three tranches, $500,000 upon origination of the loans and $500,000 on each of January 15 and February 15, 2017. At December 31, 2016, $483,333 of the initial $500,000 loans was received. The loans bear interest at 6% and are due for repayment on March 31, 2017. Under certain conditions these loans can be converted into Company shares. If the loans are not repaid or the shareholders decide not to convert their loans into common shares of the Company, these shareholders will take security over all assets of the Company.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

(a)	As of December 31, 2016, the Company had advances receivable from the Chief Operating Officer (“COO”) and former Chief Technology Officer (“CTO”) for $40,913 (March 31, 2016 - $41,445). These advances are unsecured, bear interest at a rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are payable on demand in Canadian dollars. The Company, at December 31, 2016, has accrued interest receivable in the amount of $1,177 (March 31, 2016 - $1,148); the remaining fluctuation in the balance from the prior year is due to foreign exchange.

Accounts payable and accrued liabilities

(b)	As at December 31, 2016, $28,081 (March 31, 2016 - $2,694) was owing to the CEO, $Nil (March 31, 2016 - $3,284) was owing to the former CTO, $11,815, was owing to the COO (March 31, 2016 - $8,812), $2,671 was owing to the CFO (March 31, 2016 - $116), and $5,054 was owing to our Chief Commercial Officer (March 31, 2016 - $Nil), in each case related to business expenses, all of which are included in accounts payable and accrued liabilities.

9.	SHARE CAPITAL

	December 31, 2016		March 31, 2016
	Number of		Number of
	shares	$	Shares	$
Exchangeable Shares:
Balance beginning and end of period	50,000,000	50,000	50,000,000	50,000
Common Shares
Balance at beginning of the period	22,591,292	22,591	22,428,313	22,428
Shares issued on acquisition (Note 3)	23,650,000	23,650	-	-
Shares issued for services (v)	70,000	70	117,471	117
Cashless exercise of warrants (iv)	51,249	51	45,508	46
Balance at end of the period	46,362,541	46,362	22,591,292	22,591
TOTAL COMMON SHARES	96,362,541	96,362	72,591,292	72,591

(i)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”) of its 2015 private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $435,682 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(ii)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”) of its 2015 private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $147,566 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $37,739 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL (Continued)

(iii)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”) of its private offering. Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $74,625 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(iv)	During the nine-month period ended December 31, 2016, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80. Under the terms of the warrant agreement the value of the warrants on exercise is attributed to the shares on exercise and the Company has recognized a value of $43,562.

(v)	The Company issued 70,000 common shares during the nine-month period ended December 31, 2016 for consulting services and recognized $59,500 of share-based compensation expense.

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

For the three and nine month periods ended December 31, 2016 and 2015

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

Options may be granted in respect of authorized and unissued shares, provided that the aggregate number of shares reserved for issuance upon the exercise of all Options granted under the Plan shall not exceed 15% of the shares of common stock and Exchangeable Shares issued and outstanding (determined as of January 1 of each year). Optioned shares in respect of which options are not exercised shall be available for subsequent options.

On April 11, 2014 and June 20, 2014 the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the nine-month period ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014 was $230,930 and $118,957 respectively. An additional 62,912 options were cancelled during the quarter ended June 30, 2016. Stock compensation has been fully expensed on these options and so there is no compensation expense in the three months ended December 31, 2016 however there was $3,834 was recognized in the nine months ended December 31, 2016.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487, which vested immediately. On October 8, 2016, 990,864 of these options expired.

On February 17, 2015, the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. During the nine months ended December 31, 2016, 110,100 options were cancelled and $7,400 of stock compensation was recognized in the quarter and $22,200 of stock compensation was recognized for the nine months ended December 31, 2016.

On November 24, 2015, the Company issued 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016 250,000 options were cancelled and stock compensation expense of $62,317 was recognized. During the quarter ended December 31, 2016, $35,609 of stock compensation expense was recognized and for the nine months ended December 31, 2016, $106,828 of stock compensation was recognized.

On December 14, 2015, the Company issued 2,495,000 options granted to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the year ended March 31, 2016, 25,000 options were cancelled and for the quarter ended June 30, 2016 40,000 options were cancelled and for the three months ended December 31, 2016 stock compensation expenses of $102,300 was recognized. For the nine months ended December 31, 2016, stock compensation expense of $304,908 was recognized.

On April 21, 2016, the Company issued 3,000,000 stock options to employees of Bionik, Inc. in exchange for 3,895,000 options that existed before the Company purchased IMT, of which 1,000,000 have an exercise price of $0.25, 1,000,000 has an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 3). For options that have not yet vested $10,169 of compensation expense was recognized in the quarter ended December 31, 2016 and $20,177 for the nine months ended December 31, 2016.

On April 26, 2016, the Company issued 250,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $213,750. During the quarter ended December 31, 2016, $17,813 of stock compensation expense was recognized. For the nine months ended December 31 2016, $48,292 of stock compensation expense was recognized.

On August 8, 2016, the Company issued 750,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $652,068. During the quarter ended December 31, 2016, $54,339 of stock compensation expense was recognized and for the nine months ended December 31, 2016 $85,891 of stock compensation was recognized.

During the three-month period ended December 31, 2016, the Company recorded $227,630 in share-based compensation related to the vesting of stock options (December 31, 2015 - $13,311). During the nine-month period ended December 31, 2016, the Company recorded $592,130 in share-based compensation related to the vesting of stock options (December 31, 2015 - $1,337,593).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS (continued)

These options at their respective grant dates were valued using the Black-Scholes option pricing model with the following key assumptions:

	Expected life	Risk	Dividend	Forfeiture	Expected	Grant date
Grant date	in years	free rate	rate	rate	volatility	fair value
February 17, 2015	5.39	1.59%	0%	0%	114%	$136,613
July 1, 2014	4.75	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	4.72	1.59%	0%	0%	114%	$118,957
April 11, 2014	4.50	1.59%	0%	0%	114%	$230,930
November 24, 2015	6.15	1.59%	0%	0%	114%	$694,384
December 14, 2015	6.21	1.59%	0%	0%	114%	$1,260,437
April 21, 2016	0.79-9.25	1.59%	0%	0%	114%	$2,582,890
April 26, 2016	6.57	1.59%	0%	0%	114%	$213,750
August 8, 2016	6.86	1.59%	0%	0%	114%	$652,068

		Weighted-Average
	Number of Options	Exercise Price ($)
Outstanding, March 31, 2016	6,604,880	0.57
Issued	4,000,000	0.81
Cancelled	(1,134,001)	0.26
Outstanding, December 31, 2016	9,470,879	0.71

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS (continued)

The following is a summary of stock options outstanding and exercisable as of December 31, 2016:

			Number of
Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	374,324	April 1, 2021	374,324
0.23	99,610	June 20, 2021	99,610
0.23	1,981,728	July 1, 2021	1,981,728
0.23	204,460	February 17, 2022	136,314
1.22	400,000	November 24, 2022	133,333
1.00	2,430,000	December 14, 2022	810,000
1.00	250,000	April 26, 2023	-
0.25	906,077	July 28, 2025	906,077
0.25	86,972	December 30, 2025	59,158
0.95	9,486	February 2, 2017	9,486
0.95	111,937	March 28, 2023	111,937
0.95	31,620	March 3, 2024	31,620
0.95	15,810	March 14, 2024	15,810
0.95	82,213	September 30, 2024	82,213
0.95	7,431	June 2, 2025	7,431
0.95	671,859	July 29, 2025	671,859
0.95	57,353	December 30, 2025	8,193
1.05	36,697	February 2, 2017	36,697
1.05	433,027	March 28, 2023	433,027
1.05	122,324	March 3, 2024	122,324
1.05	61,162	March 14, 2024	61,162
1.05	318,042	September 30, 2024	318,042
1.05	28,747	June 2, 2025	28,747
1.00	750,000	August 8, 2023	-
	9,470,879		6,439,092

The weighted-average remaining contractual term of the outstanding options is 6.20 (December 31, 2015 – 6.16) and for the options that are exercisable the weighted average is 6.19 (December 31, 2015 – 5.49).

11.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of	Average
	Warrants	Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Outstanding and exercisable, December 31, 2015	18,049,075	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, December 31, 2016	17,638,243	1.36

In February 2016, a warrant holder exercised 148,787 warrants on a cashless basis based on the terms of the warrant agreement and was issued 45,508 common shares. During the nine-month period ended December 31, 2016, 262,045 warrants were exercised on a cashless basis based on the terms of the warrant agreement and the Company issued 51,249 common shares (Note 9 (iv)).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

11.	WARRANTS (continued)

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of December 31, 2016:

Exercise Price ($)		Number of Warrants
1.40		7,735,750	February 26, 2019
1.40		1,212,500	March 27, 2019
1.40		891,250	March 31, 2019
1.40	Note 9(i)	3,115,000	April 21, 2019
1.40	Note 9 (ii)	1,418,750	May 27, 2019
1.40	Note 9(iii)	2,035,000	June 30, 2019
0.80	Note 9 (i) to (iii)	1,229,993	February 26, 2019
		17,638,243

The weighted-average remaining contractual term of the outstanding warrants is 2.25 (March 31, 2016 - 2.77).

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

The Company has the option to redeem the warrants for $0.001 per warrant if the daily volume weighted-average price of the common shares is 200% or more of the exercise price for twenty consecutive trading days provided there is an effective registration statement covering the common shares available throughout the thirty-day period after the redemption date. The warrant holders then have thirty days to exercise the warrants or receive the redemption amount.

The Company’s derivative instruments have been measured at fair value at inception and at each reporting period using a simulation model. The Company recognizes all of its warrants with price protection on its consolidated balance sheet as a derivative liability.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

(unaudited) (Amounts expressed in U.S. Dollars)

11.	WARRANTS (continued)

The following summarizes the changes in the value of the warrant derivative liability from inception until December 31, 2016:

	Number of Warrants	Value ($)
Balance at March 31, 2015	10,823,450	8,382,648
Warrants issued in April 21, 2015 financing	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	2,238,500	1,490,969
Change in fair value of warrant derivative liability	-	(7,419,643)
Balance at December 31, 2015	18,049,075	6,067,869
Fair value of warrants exercised	(148,787)	(60,966)
Change in fair value of warrant derivative liability	-	(870,913)
Balance at March 31, 2016	17,900,288	5,135,990
Change in fair value of warrant derivative liability	-	(2,510,388)
Fair value of warrants exercised	(262,045)	(43,562)
Balance at December 31, 2016	17,638,243	2,582,040

During the nine-month period ended December 31, 2016, the Company recorded a gain of $2,510,388 (December 31, 2015 - $7,419,643) on re-measurement of the warrant liability to fair value. The change is recorded as a change in fair value of warrant derivative liability within the Company’s consolidated statement of operations and comprehensive (loss) income.

The key inputs and assumptions used in the simulation model at inception and at December 31, 3016 and March 31, 2016 are as follows:

		Expected
	Number of	life in	Exercise Price	Risk free	Dividend	Expected	Fair
Grant date	Warrants	years	($)	rate	Rate	Volatility	value ($)
At Inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457

At year end March 31, 2016:
March 31, 2016	16,408,250	2.91	1.4	0.21%	0%	62.96%	4,585,539
March 31, 2016	1,492,038	2.91	0.8	0.21%	0%	62.96%	550,451

At Period End:
December 31, 2016	16,408,250	2.50	1.4	0.84%	0%	69.68%	2,314,826
December 31, 2016	1,229,993	2.50	0.8	0.84%	0%	69.68%	267,214

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

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

Prior to the acquisition of IMT in April 2012, IMT entered into a Patent License Agreement with an unrelated third party (the “Licensee”). Under the terms of the perpetual license agreement, the Company will receive royalties from the Licensee based on a licensed product sold by the Licensee. There was no royalty income during the three and nine-month periods ended December 31, 2016 and 2015 under the terms of the agreement.

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

The Company recognized $2,500 and $7,500 of royalty expense under this agreement during the three and nine months ended December 31, 2016. At September 30, 2016, the Company had accrued royalty and related amounts payable to MIT of $33,369 included in accounts payable on the condensed consolidated interim balance sheets and during the quarter ended December 31, 2016, the entire balance owed was paid to MIT. One of the Company’s directors is an employee of MIT as well as the Company’s Chief Science Officer.

The Company maintains a second licensing agreement with the same director noted above and an unrelated third party for exclusive rights to utilize certain patented technology. The Company has exclusive rights to the patents and related applications, as defined, until expiration in May 2027. The agreement provides the Company with the option to sublicense the rights under the agreement. Under the terms of the agreement royalties are payable to the patent holders based on 1% of net sales, as defined, and 50% of all sublicense income. There have been no sales under this agreement through December 31, 2016.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2016 and 2015

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

·	projected operating or financial results, including anticipated cash flows used in operations;

·	expectations regarding capital expenditures; and

·	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

·	the loss of key management personnel on whom we depend;

·	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and

·	our expectations with respect to our acquisition activity.

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

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Bionik, Inc.’s (IMT) operations are included since its acquisition on April 21, 2016 to December 31, 2016.

Nature of Company

We are a global robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in designing, developing and commercializing cost-effective physical rehabilitation technologies and assistive robotic products. We are committed to improving the quality of life for the millions of people with neurological impairment and mobility challenges, while reducing the growing financial burden to society. Our goal is to be the market leader in evidence based rehabilitative and assistive robotic technologies, allowing people to lead fuller and more independent lives.

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

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist have been characterized as Class II medical devices by the U.S. Food and Drug Administration and are listed by the FDA to market and sell in the United States. In addition to these in-market products, the InMotion Anklebot is in development, and we are also developing the InMotionHome, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home and is being developed on the same design platform as the InMotion clinical products. All of these products are designed to provide intelligent, patient-adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery.

Patented technology used in the InMotion Wrist is licensed to us from the Massachusetts Institute of Technology, where Dr. Hermano Igo Krebs, our Chief Science Officer, and Neville Hogan, an advisor and former director of IMT, are professors.

Our products have been tested in over 240 locations across 20 countries, generating clinical data which management believes confirms a strong foundation for commercialization success. In addition, IMT's manufacturing facility is compliant with ISO-13485 and FDA regulations.

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

We also have two earlier stage development technologies: APOLLO, an intelligent prosthetic knee; and Chronos, a cloud-based intelligent patient queuing system, which we have put on hold as we do not have the financial capability or personnel to develop these products now that our business model has changed to include the InMotion products – both existing and in development.

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

We are focused on bringing new products to market and expanding our global footprint to drive future revenue growth, including by expecting our advanced InMotion AnkleBot™ to be commercially available in the first calendar quarter of 2018, launching the next generation upper body commercial product line planned in the second calendar quarter of 2017, and negotiating with a Tier-1 ODM to optimize manufacturing and distribute products in Asian markets. We are also evaluating multiple financing options, including strategic partnerships, that are in the best interest of the Company and its shareholders in the near and long term to continue our business operations.

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

As part of the Exchangeable Share Transaction, we entered into the following agreements, each dated February 26, 2015:

·	Voting and Exchange Trust Agreement (the “Trust Agreement”) with Bionik Canada and Computershare Trust Company of Canada (the “Trustee”); and

·	Support Agreement (the “Support Agreement”) with Acquireco and Bionik Canada

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

Concurrently with the closing of the Acquisition Transaction and in contemplation of the Acquisition Transaction, we sold 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private placement offering (the “Offering”). Each Unit consists of one share of common stock, par value $0.001 per share (the “Common Stock”) and a four-year warrant (the “Warrant”) to purchase one share of Common Stock at an initial exercise price of $1.40 per share (the “Warrant Shares”). We incurred share issued costs related to this transaction of $848,822.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to December 31, 2016, we have generated a deficit of $14,056,624.

The Company expects to incur additional operating losses during the fiscal year ending March 31, 2017 and beyond, principally as a result of our continuing research and development, sales and marketing expenses and general and administrative costs associated with being a public company.

Our results of operations are presented for the three and nine months ended December 31, 2016 with comparatives for the three and nine months ended December 31, 2015. The Company changed its fiscal year to March 31, effective after the Company’s previous fiscal year ended December 31, 2015 and accordingly this report relates to the second quarter of the fiscal year ending March 31, 2017.

Three and Nine Months Ended December 31, 2016 Compared to the Three and Nine Months ended December 31, 2015.

Sales and Cost of Sales

The Company recorded revenues of $372,426 and $553,900 for the three and nine months ended December 31, 2016 compared to $Nil and $Nil for the three and nine months ended December 31, 2015. The 2015 revenues of IMT were not consolidated in to the prior year’s results as this was prior to the IMT acquisition. IMT unaudited revenues were $987,494 and $1,800,437 for the three and full nine months ended December 31, 2015.

In 2015, the acquired company was under-funded and had no commercial sales team, which significantly impacted 2016 revenues. The Company hired a Chief Commercialization Officer in August 2016 to build out the sales and marketing team, and has seen positive initial results of these efforts, which we expect to accelerate as the Company continues to invest in commercialization efforts. Based on the strong clinical data, new sales and marketing efforts, an expanded product range as well as expanding the Company’s sales efforts geographically, the Company expects revenues to grow significantly from 2016 levels in 2017 and beyond.

Cost of sales was $334,786 and $405,680 for the three and nine months ended December 31, 2016 ($Nil and $Nil for the three and nine months ended December 31, 2015). The gross margin of 10% in the quarter and 27% for the nine months has been impacted by a write off in the quarter of $43,009 of inventories not expected to be used due to the introduction of a new version of the InMotion equipment expected in 2017 and $129,416 resulting from an internal sample count of inventories at December 31, 2016. If the provision recorded for inventory was excluded, then the gross margins would be 56% for the three month period ended December 31, 2016 and 58% for the nine month period ended December 31, 2016.

Gross margin of 10% and 27% for the three and nine months ended December 31, 2016 ($Nil and $Nil) and for the three and nine months ended December 31, 2015 reflect the additional write-off noted above during the three months ended December 31, 2016. Cost of goods also includes related employee allocated costs. We expect that margins will improve with higher sales in 2017 and beyond.

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 2016 were $1,609,954 and $5,450,290 compared to $1,066,482 and $4,675,810 for the three and nine months ended December 31, 2015 as further detailed below.

Sales and marketing expenses were $377,046 and $646,509 for the three and nine month periods ended December 31, 2016 ($Nil and $Nil for the three and nine month periods ended December 31, 2015). Sales and marketing expenses are related to the InMotion product acquired in the IMT acquisition. For the period ended December 31, 2015, the Company had no products in the market. The acquisition of IMT improved market products, resulting in sales and marketing expenses. In addition, since August 2016, the sales and marketing team has been expanded to focus on existing products and increasing revenues.

Research and development expenses were $571,671 and $1,803,234 for the three and nine months ended December 31, 2016, compared to expenses of $593,686 and $1,971,809 for the three and nine months ended December 31, 2015. The decrease for the nine months relates primarily to less prototyping of products nearing completion of engineering and a decrease due to a senior executive who left the Company, being partially offset by higher expenses resulting from the IMT becoming part of the Company.

For the three and nine months ended December 31, 2016, the Company incurred general and administrative expenses of $409,669 and $2,291,136 compared to general and administrative expenses of $438,628 and $1,313,071 for the three and nine months ended December 31, 2015. These expenses realized a slight decrease in the three month period; however, the increase in these expenses over the nine-month period is primarily due to increased legal and accounting costs, the costs of being a public company, the added costs of the IMT acquisition and additional administration costs resulting from IMT becoming a part of the Company.

For the three and nine months ended December 31, 2016, the Company recorded $227,540 and $651,630 in share-based compensation expense compared to $13,291 and $1,337,573 in the three and nine months ended December 31, 2015. The decrease in stock compensation expense relates to fewer stock options granted by the Company in this period over the corresponding prior nine-month period and fewer shares issued to consultants for services provided. Options previously granted by IMT prior to the Acquisition Transaction were revalued on its completion of the transaction and new options granted and options vesting during the quarter and the year to date resulted in the current expense.

Other Expenses

For the three and nine months ended December 31, 2016, the Company incurred interest expense of $13,808 and $23,839 compared to interest expense of $Nil and $Nil for the three months and nine months ended December 31, 2015. The changes in interest expenses relates to the Company having more interest bearing debt during the period as a result of the IMT acquisition.

During the three and nine month periods ended December 31, 2016, the Company recorded a gain of $771,341 and $2,510,388 on re-measurement to fair value at period end December 31, 2016 (gain of $2,457,778 and $6,871,597 for the three and nine months ended December 31, 2015) which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre-defined formula.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues certain common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants

Other Income

For the three and nine months ended December 31, 2016, the Company had other income of $(4,363) and $(410,877) compared to other income of $(5,566) and $(28,578) for the three and nine months ended December 31, 2015. The increase is other income in the nine months ended December 31, 2016 was due to the receipt of the Company’s final scientific research credit from the Canadian government which related to a claim when the Company was a private company as well as the sale of redundant equipment and interest income. In 2015, other income was from interest income only.

Gain and losses included in other comprehensive income

Effective April 1, 2015, the Company changed the functional currency of its wholly owned subsidiaries, Bionik Acquisition Inc. and Bionik Canada from the Canadian dollar to the U.S. dollar. This reflects the fact that an economic environment influences the majority of the Company’s business denominated in U.S. currency, and the Company sells its product and service revenues in U.S. dollars.

Comprehensive Loss

Comprehensive loss for the three months ended December 31, 2016 amounted to $(810,418) or $(0.01) per share and the comprehensive loss for the nine months ended December 31, 2016 was $(2,404,644) resulting in a loss per share of $(0.03) compared to comprehensive income of $1,212,737 for the three months ended December 31, 2015, resulting in income per share of $0.02, and for the nine months ended December 31, 2015 income of $2,040,240 which resulted in income per share of $0.03.

The comprehensive loss for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 is impacted by change in fair value of warrant derivative liability resulting in a non-cash gain of $771,341 in the three-month period ended December 31, 2016 (December 31, 2015 - $2,457,778).

Liquidity and Capital Resources

IMT generated approximately $2,000,000 of revenue in 2015, however since its acquisition on April 21, 2016, we have reported revenue of $553,900 for the period of April 21, 2016 to December 31, 2016. The capital budget approval process for InMotion products has a 12 to 18 months sale cycle. Underinvestment in the IMT sales and marketing resources in 2015 negatively impacted our 2016 revenues. In August 2016, we began rebuilding the sales and marketing infrastructure, which we expect to significantly increase revenues over the course of 2017 and future years. We can give no assurance that we will generate similar or greater revenues for the year ending March 31, 2017, when compared to 2015.

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600, which resulted in net proceeds after costs of $11,341,397. At December 31, 2016, we had cash and cash equivalents of $580,952.

Additionally, as a result of the acquisition of IMT, the Company indirectly assumed an aggregate of approximately $1.26 million of debts and other liabilities of IMT, based on the internal, unaudited financial information of IMT, of which approximately 50% - mostly trade payables - have been repaid at December 31, 2016. The remaining debt assumed is due at March 1, 2017 and December 31, 2017. The Company hopes to renegotiate the $200,000 promissory note payable and interest before March 1, 2017.

In late December 31, 2016, certain of the Company’s shareholders agreed to loan the company $1,500,000, $500,000 in December, $500,000 in January 2017 and $500,000 in February 2017, of which $483,333 of the initial $500,000 loan was received on December 31, 2016. These loans are convertible under certain circumstances and bear interest at 6%. These loans are due to be converted or repaid by March 31, 2017.

The Company has signed with one finance company to assist with the capital sales process, which we hope will accelerate cash payments from sales in the future.

There is however no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due and consequently continue as a going concern.

The Company will require additional funds to further develop our expanded business plan, including the anticipated commercialization of the ARKE, the marketing of our newly acquired InMotion products and the development of our development product pipeline.

The Company will require additional financing this year to fund our operations and we are currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, we would reduce our discretionary overhead costs substantially, or otherwise curtail operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company also need additional funds to respond to business opportunities including potential acquisitions of complementary technologies or business, protect our intellectual property, develop new lines of business and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

As we proceed with the ARKE product development, the marketing of the three commercial products of IMT and the development of other development-stage products, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs and operations, marketing, clinical trials and sales expenditures, all subject to available cash.

Net Cash Used in Operating Activities

During the nine months ended December 31, 2016, the Company used cash in operating activities of $5,540,946 compared to $3,717,574 for the nine months ended December 31, 2015. The increased use of cash is mainly attributable to the larger loss in the nine months ended December 31, 2016 than the nine months ended December 31, 2015, due to higher general and administrative costs and the costs of becoming a public company and $2,510,388 of change in the fair value of the warrant derivative liability compared to $6,871,597 in the nine months ended December 31, 2015. The change in fair value of warrant derivative liability is a non-cash item.

Net Cash Used in Investing Activities

During the nine months ended December 31, 2016, net cash used in investing activities was $9,827 and for the nine months ended December 31, 2015, net cash used in investing activities of $347,270. The decrease in investing activities in 2016 is a result of there being no loans made as there was in 2015 and minimal cash additions to equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $749,968 for the nine months ended December 31, 2016 compared to cash provided by financing activities of $4,556,818 for the nine months ended December 31, 2015. The decrease is due to the Company completing an Offering in 2015, and having raised no capital during 2016. However, the balance in 2016 reflects the cash remaining from a $900,000 advance sent to IMT immediately before the acquisition close of which $266,635 remained on hand on April 21, 2016, as well as convertible loans received from shareholders and the convertible loans received from shareholders in December 2016.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019.

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

Item 4. Controls and Procedures

During the three and nine months ended December 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 14, 2017

BIONIK LABORATORIES CORP.

	By:	/s/ Peter Bloch
	Name:	Peter Bloch
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Leslie Markow
	Name:	Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

