Form 10-K
period 2017-03-31
Bionik Laboratories Corp.
filed 2017-06-29
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of September 30, 2016 was $31,056,046.

The number of shares of the registrant’s common stock outstanding as of June 25, 2017 was 48,885,107 shares of common stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

BASIS OF PRESENTATION

Unless otherwise noted, references in this Annual Report on Form 10-K to “Bionik,” the “Company,” “we,” “our,” or “us” means Bionik Laboratories Corp., and, unless the context otherwise requires, together with its subsidiaries, Bionik Laboratories, Inc., a Canadian corporation (“Bionik Canada”) and Bionik, Inc., a Massachusetts corporation (formerly Interactive Motion Technologies, Inc., “IMT”). References to Bionik Canada refer to such company prior to its acquisition by the Company on February 26, 2015 and references to IMT refer to such company prior to its acquisition by the Company on April 21, 2016.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements, some of which are described in the Section of this Form 10-K entitled “Risk Factors”.

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

ii

PART I

ITEM 1. BUSINESS.

Company Overview

Bionik Laboratories Corp. is a robotics company focused on providing rehabilitation and mobility solutions to individuals with neurological and mobility challenges from hospital to home. The Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility impair patients, including three products in the market and four products in varying stages of development. The InMotion Systems - the InMotion ARM, In Motion Wrist, InMotion Hand – are designed to provide intelligent, adaptive therapy in a manner that has been clinically verified to maximize neurorecovery. Bionik is also developing a lower-body exoskeleton - the ARKE - designed to allow paraplegics as well as other wheelchair users the ability to rehabilitate through walking. ARKE is defined to continually adapt to the patient’s ability and provide real time feedback to the physiotherapist.

The Company acquired it in-market FDA listed products on April 21, 2016, when we acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc., a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger, dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary. The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as our wholly-owned subsidiary. As consideration, IMT shareholders received an aggregate of 23,650,000 shares of our common stock.

Through the acquisition of IMT, Bionik has added the portfolio focused on upper and lower extremity rehabilitation of stroke patients. Our product and development pipeline now includes three FDA listed upper extremity clinical rehabilitation products, a lower- body product InMotion AnkleBot being developed for clinical trials, as well as other potential new development product candidates. In addition, our development team has begun improvements to our current products that are on the market to be more competitive.

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist have been characterized as Class II medical devices by the U.S. Food and Drug Administration and are listed with the FDA to market and sell in the United States. The products have also been sold in over 20 other countries. In addition to these in-market products, the InMotion AnkleBot is a development candidate, and we are also developing the InMotion Home, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This is being developed on the same design platform as the InMotion clinical products. All of the above products are designed to provide intelligent, patient-adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery.

Two hundred fifty of our clinical robotics products for stroke have been sold in over 20 countries, including the United States. We have a growing body of clinical data for our products. In addition, our Massachusetts-based manufacturing facility is compliant with ISO-13485 and FDA regulations.

In addition, we are developing for commercialization the ARKE lower body exoskeleton. We have a further development candidate for gait assistance for rehabilitation, which we expect to further advance as funds allow in 2018 assuming resources are available. We plan to develop other biomechatronic solutions, including consumer-level medical assistive and rehabilitative products, through internal research and development and we may in the future further augment our product portfolio through acquisition opportunities.

We have partnered with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. Most recently, on May 23, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd. to establish a cooperative joint venture enterprise in the People’s Republic of China and on June 22, 2017 we entered into a joint development and manufacturing agreement with Wistron Medical Tech Holding Company of Taiwan to jointly develop a consumer mobility product targeting the aging population.

We currently hold an intellectual property portfolio that includes 5 U.S. and international pending patents, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, as a result of our acquisition of IMT, we hold exclusive licenses to three additional patents. Patented technology used in the InMotion Wrist is licensed to us from the Massachusetts Institute of Technology.

We have a history of net losses. We had $571,945 of revenue for the year ended March 31, 2017 (March 31, 2016 – nil).

The Acquisition Transaction and Offering

On February 26, 2015, we entered into an Investment Agreement (the “Investment Agreement”) with Bionik Acquisition Inc., a company existing under the laws of Canada and our wholly owned subsidiary (“Acquireco”), and Bionik Laboratories, Inc. (“Bionik Canada”), whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada, taking into account the Exchangeable Share Transaction (as defined below) (the “Acquisition Transaction”). After giving effect to the Acquisition Transaction, we commenced operations through Bionik Canada.

Bionik Canada was incorporated on March 24, 2011 under the Canada Business Corporations Act. Bionik Canada’s principal executive office is located at 483 Bay Street, N105, Toronto, ON Canada M5G 2C9 and its telephone number is (416) 640-7887 x108. Our website address is www.bioniklabs.com.

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

Concurrently with the closing of the Acquisition Transaction and in contemplation of the Acquisition Transaction, we sold 7,735,750 units (the “Units”) for gross proceeds of $6,188,600 (including $500,000 of outstanding bridge loans converted into Units at the offering price) at a purchase price of $0.80 per Unit (the “Purchase Price”) in a private offering (the “Offering”). Each Unit consists of one share of common stock, par value $0.001 per share (the “Common Stock”) and a warrant (the “Warrant”) to purchase one share of Common Stock at an initial exercise price of $1.40 per share (the “Warrant Shares”). Highline Research Advisors LLC, formerly an affiliate of Merriman Securities, acted as placement agent in the Offering along with sub-agents.

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

On March 27, 2015, we sold to accredited investors in a second closing, 1,212,500 Units for gross proceeds of $970,000 at the Purchase Price. After payment of placement agent fees and expenses, but before the payment of other Offering expenses such as legal and accounting expenses, we received net proceeds of $828,900.

On March 31, 2015, we sold to accredited investors in a third closing of the Offering, 891,250 Units for gross proceeds of $713,000 at the Purchase Price. After payment of placement agent fees and expenses, but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $615,901.

On April 21, 2015, we sold to accredited investors in a fourth closing of the Offering, 3,115,000 Units for gross proceeds of $2,492,000 at the Purchase Price. After payment of placement agent fees and expenses, but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $2,153,040.

On May 27, 2015, we sold to accredited investors in a fifth closing of the Offering, 1,418,750 Units for gross proceeds of $1,135,000 at the Purchase Price. After payment of placement agent fees and expenses, but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of $987,434.

On June 30, 2015, we sold to accredited investors in a sixth and final closing of the Offering, 2,035,000 Units for gross proceeds of $1,628,000 at the Purchase Price. After payment of placement agent fees and expenses, but before the payment of other offering expenses such as legal and accounting expenses, we received net proceeds of approximately $1,416,344.

Through the final closing of the Offering on June 30, 2015, we raised in the Offering aggregate gross proceeds of $13,126,600.

Products in Market

InMotion ARM

The InMotion ARM is characterized as a Class II medical device by the U.S. and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States. The product is an evidence-based intelligent interactive rehabilitation technology that senses patient movements and limitations, providing assistance as needed in real time. It allows clinicians to effectively deliver optimum intensive sensor motor therapy to the shoulder and elbow to achieve the development of new neural pathways.

InMotion ARM/HAND

The InMotion ARM/HAND is characterized as a Class II medical device by the U.S. and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States. The product is an add-on module to be used with the InMotion ARM. The two work together to provide as needed support for reaching with grasp and release movements, or independently for focused training on individual hand movements. It allows clinicians to efficiently deliver optimum intensive sensor motor therapy to the hand to achieve the development of new neural pathways.

InMotion WRIST

The InMotion WRIST is characterized as a Class II medical device by the U.S. and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States. The product is an evidence based interactive rehabilitation device that senses patient movements and limitations, and provides assistance as needed. It can accommodate the range of motion of a normal wrist in everyday tasks and can be used by clinicians as a stand-alone treatment option or in addition to the InMotion ARM. The InMotion WRIST enables clinicians to efficiently deliver optimum intensive sensor motor wrist and forearm therapy to patients with neurological conditions.

We have commenced a development project geared towards advancing the existing InMotion products to improve the user experience and product design. We intend to launch this next generation product line towards the end of 2017.

Two Hundred Fifty InMotion products have been sold for research and rehabilitation in over 20 countries, including the United States. Extensive research has shown the InMotion products to be effective, especially for stroke and cerebral palsy. Based on clinical trials of the InMotion ARM conducted by the U.S. Department of Veterans Affairs, the American Heart Association (AHA) Stroke council recommended, in 2010, the use of robot-assisted therapy to improve upper extremity motor coordination in individuals with some voluntary finger extension in outpatient and chronic care settings. The Department of Veterans Affairs clinical trials demonstrated efficacy and a reduction in healthcare expenses when using the InMotion ARM when compared to non-robotic therapy.

The InMotion product was exclusively selected for the Robot Assisted Training for the Upper Limb after Stroke (RATULS) study – which is funded by the NIHR Health Technology Assessment (HTA) Program conducted throughout the United Kingdom (the UK National Health System) that employs our InMotion upper extremity robotic gym. The study contemplates the enrollment of 720 stroke patients in a multi-center, randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stroke care, that is expected to be completed before the end of 2018 with results to be published in 2019.

Product Pipeline

InMotion AnkleBot

The InMotion AnkleBot is an exoskeletal robotic system using the same principles as used in the InMotion upper extremity rehabilitation products described above. The product was designed in close collaboration with the Newman Laboratory for Biomechanics and Human Rehabilitation at MIT. The product is currently in multiple clinics used for research and a clinical plan to obtain FDA listing to market and for use in the United States will be developed as funding allows.

InMotion HOME

The InMotion Home is an upper extremity product that would allow patients to extend their therapy for as long as needed while rehabilitating at home, and is being developed on the same design platform as the InMotion clinical products described above. The InMotion Home is currently in development and we expect to release it commercially in 2018.

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

The ARKE is expected to complement or replace existing rehabilitation methods by enabling a patient full motion control and increasing feedback for physicians and care providers during the rehabilitation process. Further, the ability to walk during rehabilitation has the potential to reduce bone density loss, muscle atrophy, secondary illness and the frequency of re-hospitalization, while potentially helping to increase blood flow and nutrient delivery throughout the body. It is also believed that additional potential improvements in patients is expected to include, but are not limited to better bowel control, better bladder control and medication reduction.

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

We have achieved significant progression in the ARKE development. Generation 2 of the ARKE exoskeleton development was completed in the second quarter of 2015 as planned and currently the manufacturing phase of the entire system is underway. We are currently collaborating with an ongoing product feasibility and development study of the ARKE with the University of Ottawa Rehabilitation Hospital (UORH), and have started evaluations of the development product with the UORH in Canada in 2017. We are currently focused on the Canadian market due to lower costs and faster possible approval from Health Canada, which is expected in 2017 or 2018.

Other Prospective Products

We have a new product candidate for gait assistance for rehabilitation based on a design being developed by Dr. Krebs and licensed by him, and we expect to further advance the development of this product in 2018, as funding allows.

We may from time to time expand our product offerings and enhance the strength of our Company through internal development, as well as through strategic and accretive partnerships or acquisitions from time to time.

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

The ARKE faces competition from companies that are focused on technologies for rehabilitation of patients suffering from spinal cord injuries, stroke and related neurological disabilities. Our competitors that we expect to compete with the ARKE in spinal cord rehabilitation therapies include Rewalk Robotics, Ekso Bionics, and Rex Bionics, each of which sell over-ground, weight bearing exoskeletons. The InMotion product line may compete with products developed or sold by Parker Hannifin, Cyberdyne, Hocoma, AlterG, Aretech, Ekso Bionics, Parker Hannifin and Reha Technology.

We believe that the ARKE’s primary advantage over the aforementioned products is that it has been designed to facilitate a selling price, which we believe could be more affordable to the market than currently approved products. When comparing the ARKE to treadmill- based products available to the rehabilitation market, the ARKE has a smaller footprint, uses standard power sources, does not need any special infrastructure and is expected to be more affordable. Importantly, the ARKE is expected to be able to mobilize pre- or non- ambulatory patients as it is a full weight-bearing product. Additional advantages include our patented patient profiling system, and 3D trigger point system.

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

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada and any other market we may enter. Our InMotion products and technologies are expected to significantly help with our clinical trials and our ability to launch ARKE, InMotion Ankle and the lower-extremity development product into the market. , as we intend to leverage clinical data on our rehabilitative products and international distributorships and relationships with rehabilitation centers around the world.

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

Market Strategy

The Company’s current products are designed to be rehabilitation products and mobility solutions for patients in hospitals and clinics. We currently have three robotic products that listed with the FDA, which are the products sold through our own sales team in the United States, as well as through third party distributors around the world.

We are currently completing the safety testing and general proof of concept testing for our ARKE and the InMotion AnkleBot development products. We have also prepared feasibility protocols, which will test the ARKE product on paraplegic patients and gauge the medical benefits and other parameters before doing clinical trials. For the ARKE, we anticipate receiving clearance from Health Canada in 2017, and later pursue approval with the FDA if we have the funds to do so. We plan to focus initially on clinical trials in Canada and Europe before the U.S. due to the lower cost of trials in Canada and Europe.

We expect that the InMotion AnkleBot will rely on certain clinical data obtained from research sites it is currently located at, as well as data that supports the upper extremity InMotion product line, and we expect to do the clinical work required by the FDA as funding allows.

We expect that InMotion Home, our planned home version of our InMotion product line, will be released to the market in 2018.

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

During the first market phase, we may sell or rent at a monthly or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities. We are also considering other revenue models.

Intellectual Property

We use intellectual property developed, acquired or licensed, including patents, trade secrets and technical innovations to provide our future growth and to build our competitive position. We have 5 U.S. and international patents pending and other patents under development. As we continue to expand our intellectual property portfolio, it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Our patents pending, all of which are expected to expire in 2033 or 2034, are as follows:

Algorithms & Control Systems	Filed US & International
Sensory Technology	Filed US & International
Robotics	Filed US & International
Robotics	Filed US & International
Robotics	Filed US & International

We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

The following are the patents licensed to us, that we acquired on April 21, 2016:

Patent #	Description	Date	Expiration

7,618,381	Wrist and Upper Extremity Motion (MIT License)	11/17/09	10/27/2024

7,556,606	Pelvis Interface: key components for effective motor neuro- Rehabilitation of lower extremities (MIT License)	07/07/09	05/17/2027

8,613,691	Dynamic Lower Limb Rehabilitation Robotic Apparatus And Method of Rehabilitating Human Gait (Krebs/Bosecker License)	12/24/13	4/16/2030

IMT entered into an Agreement, executed on December 31, 1999, to license the first two above-referenced patents from MIT with a royalty of 3% on sales within the United States and 1.5% for sales outside the United States, with a minimum annual royalty of $10,000. As of the date of this Annual Report on Form 10-K, we have not determined whether we intend to commercialize the patent relating to the pelvis.

Dr. Krebs, one of our directors, is a co-licensor pursuant to an Agreement dated June 8, 2009, of patent #8,613,691, pursuant to which we are required to pay Dr. Krebs and Caitlyn Joyce Bosecker an aggregate royalty of 1% of sales based on such patent. As this product connected to the patent is not yet commercialized, no sales have been made.

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

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto and Boston on a full-time basis or hired as per diem consultants. InMotion products are based on research and development originally done at MIT. Our InMotion Wrist product is based on a patent that we license from MIT.

We also work with advisors who are industry leaders in manufacturing and design and researchers and academia. These include Dr. Edward Lemaire of the University of Ottawa and Dr. Kaamran Raahemifar of Ryerson University. We are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products. Furthermore, with our acquisition of IMT, we have significantly strengthened our robotics knowledge and access to know-how through the two founders of IMT who are professors at MIT’s Robotics Engineering Department and well known leaders in the field of robotics around the world.

In March 2017, we entered into an option agreement with The University of Texas at Dallas (“UT Dallas”) with respect to certain of UT Dallas’ novel robotics and control systems technologies. The agreement establishes a one-year period in which we can evaluate these technologies, and grants to us an exclusive option to negotiate an exclusive, worldwide license under certain patent rights owned by UT Dallas, as well as an option to negotiate a non-exclusive license under certain technology rights owned by UT Dallas. We are evaluating these technologies to determine whether they can be used to enhance our planned assistive product line expansion. The Company has a commitment of $1,000 per month for 12 months to give it time to decide if it wants to license the technology.

For the fiscal years ended March 31, 2017 and March 31, 2016, the Company incurred $2,633,146 and $1,397,554, respectively, in research and development costs.

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

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The ARKE is expected to be a Class II product (products similar to the ARKE are currently designated by the FDA as Class II for supervised use). Class II devices require a 510(k) premarket submission to the US FDA. Equivalent agencies in other countries also require similar submissions prior to the device being marketed. The InMotion clinical products have been characterized as Class II medical devices by the FDA. In addition, our manufacturing facility in Boston is compliant with ISO-13485 and FDA regulations.

We also are required to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We are doing this in compliance with the internationally recognized standard ISO 13485:2013 Quality Management Systems. Following the introduction of a product, the FDA and foreign agencies may engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA or other foreign agencies’ policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. The ARKE has been designated as the equivalent to a Class I device with Health Canada and InMotion products have also been designated as Class I devices with Health Canada. Whether or not we obtain FDA clearance for the marketing, sale and use of a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The process varies from country to country, and the time may be longer or shorter than that required by the FDA. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Employees

As of June 25, 2017 we had 8 full-time employees, 1 part-time employee, and 4 consultants who are based in our principal executive office located in Toronto, Canada, and 13 full time employees, 2 part-time employees, and 4 consultants who are connected to our Boston, Massachusetts facility. These employees oversee day-to-day operations of the Company supporting management, engineering, manufacturing, sales and marketing and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

Subject to available funds, we plan to hire up to 5 additional full-time employees within the next 12 months whose principal responsibilities will be the support of our research and development, clinical development, production, sales and marketing and commercialization/ business development activities.

We consider relations with our employees to be satisfactory.

RISK FACTORS

Investment in our common stock involves a substantial degree of risk and should be regarded as speculative. You should carefully consider the risk and uncertainties described below in addition to the other information in this Annual Report on Form 10-K and other information incorporated herein by reference. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have a limited operating history upon which investors can evaluate our future prospects.

We have a limited operating history, upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the robotics market has not been fully developed, and we can give no assurance that our InMotion products will continue to fuel revenue growth. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue we expect to generate as a result of the InMotion products. As a result, the failure to generate revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We began generating revenues after April 21, 2016 as a result of the acquisition of IMT and the sale of the InMotion products, however, we do not anticipate generating significant revenues from the ARKE and our other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products, or generate increased revenues from the sale of our commercialized InMotion products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2017, we had an accumulated deficit of $15,588,554.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2017 audited financial statements included in herein. As stated in the notes to our audited financial statements for the fiscal year ended March 31, 2017, we have a negative working capital deficit and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. We do not have an established source of funds sufficient to cover operating costs and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements.

We are subject to significant indebtedness and other liabilities.

As of March 31, 2017, we had total liabilities of $5,777,805. Our operations are not currently able to generate sufficient cash flows to meet our debt obligations and other liabilities, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be required to be used to service such indebtedness;

•	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;

•	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

•	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

We may need to refinance or restructure all or a portion of our indebtedness and other liabilities on or before maturity. We may not be able to refinance any of our indebtedness or other liabilities on commercially reasonable terms, or at all.

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures or our research and development programs, any of which could have a material adverse effect on our operations and financial condition. In particular, we have outstanding aggregate principal amount of $2,000,000 in convertible notes maturing in November 15, 2017 if not earlier converted and demand loans of $330,600 maturing December 31, 2017. We also have outstanding aggregate principal amount of $236,538 in indebtedness maturing July 1, 2017, which if we pay the interest before June 30, 2017 will be extended to October 31, 2017. If we do not have sufficient funds and are otherwise unable to arrange financing to repay such indebtedness, our assets may be foreclosed upon, among other damages to the lenders, which could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of companies or technologies could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.

Potential acquisitions will likely involve risks associated with our assumption of some or all of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company’s key employees or customers.

We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. For instance, we diverted some resources from our existing technologies under development to focus on the InMotion products acquired from IMT in April 2016. Offices outside of Canada or in multiple states or provinces, including our offices in Massachusetts acquired through the acquisition of IMT, could create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

End-user satisfaction or performance problems with any acquired business, technology, service or device, including the InMotion products, could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted and our operating results and prospects may be harmed.

We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will require additional funds to further develop our business plan. Based on our current operating plans, our resources are no longer sufficient to fund our planned operations necessary to introduce the ARKE or other development-stage products into the rehabilitation and mobility markets. Since it is unlikely that we will generate sufficient revenues from our operating activities to fund all of our operating and development plans, we will need to raise additional funds through equity offerings or otherwise in order to meet our expected future liquidity requirements, including development of existing products, introducing other products or pursuing new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation, the acquisition of other businesses or strategic assets and licensing of technology or other assets. The acquisition of IMT provided an expansion of our product line. To fully execute on our business plan, we will need additional funds to respond to business opportunities and challenges, including ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we will need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock or common stock equivalents. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

We may never complete the development of the ARKE lower body exoskeleton or any of our other proposed products into marketable products.

We do not know when or whether we will successfully complete the development of the ARKE lower body exoskeleton, planned development-stage InMotion products, or any other proposed, developmental or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

We may not meet our product development, manufacturing, regulatory, commercialization and other milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as to dates for achieving development goals and regulatory approvals, among other things. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative products. We have updated our schedule for the commercialization of the ARKE and plan to begin clinical tests in Canada in 2017 and 2018. We have proposed timelines on our InMotion products in development, which have had the effect of changing or delaying some of the timelines and milestones for our other technologies being developed.

We can give no assurance that our commercialization schedule will be met as we concentrate our efforts on the InMotion products and we further develop the ARKE or any of our other proposed products.

Customers will be unlikely to buy the ARKE or any of our other proposed, developmental or contemplated InMotion products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

Through April 2016, we focused primarily on research and development of the ARKE. Consequently, we have no experience in manufacturing the ARKE on a commercial basis. We may manufacture products through third-party manufacturers, or, as our Boston location is an FDA certified manufacturing facility, we may manufacture and assemble the ARKE at this facility. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market the ARKE or any of our other proposed or contemplated products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The proposed price of the ARKE and our other proposed or contemplated products is in part dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for our products, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

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

Additionally, our other products require specific patient profiles for use and, accordingly, not all patients will be able to use the InMotion products.

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

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. We believe the ARKE will be a Class II medical device in the United States, however, it has been designated as the equivalent to a Class I device with Health Canada. Class II devices require a 510(k) premarket submission to the US FDA. Our InMotion products have been characterized as Class II devices by the FDA.

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

We believe that the ARKE, the InMotion products and certain other products under development will be categorized as a Class II device in the U.S. Class II devices require a 510(k) premarket submission to the US FDA. However, the FDA has not made any determination about whether our proposed medical products are Class II medical devices and, from time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our medical products should be reclassified as a Class III medical device, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific changes to the classification. Reclassification of our products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

Our business plan in part relies on broad adoption of human exoskeletons and upper and lower body robotic rehabilitation products to provide neuro-rehabilitation to individuals who have suffered a neurological injury or disorder. Although use of human exoskeletons and upper and lower body robotic rehabilitation products in neuro-rehabilitation is new, use of robotic devices has been in the market for over a decade and the clinical studies relating to such devices have had both positive and negative outcomes. Much of the rehabilitation community has rejected the use of such devices based on the data from some of these studies. Although we believe that human exoskeletons and upper and lower body robotic rehabilitation products will outperform manual equipment, this has not been widely proven. Furthermore, it may prove impossible to prove an advantage in a timely manner, or at all, which could prevent broad adoption of our products.

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

In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. Because parts of the 2010 health care law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation and resulting regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations. The law includes a 2.3% tax on sales of medical devices beginning January 1, 2013, which had the effect of increasing the company’s operating expenses by the amount of the tax. Medical devices sold for export are exempt from the tax. On December 18, 2015, former President Obama signed into law the Consolidated Appropriations Act, 2016, which includes a two-year moratorium on the medical device excise tax, exempting medical device sales during the period of January 1, 2016 to December 31, 2017 from the tax. Absent further legislative action, the tax will be automatically reinstated on January 1, 2018, which would again result in an increase in our operating expenses. We also cannot predict whether the 2010 health care law will be repealed in whole or in part, or whether it will be replaced, by the current administration.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our annual report on Form 10-K. We are also required to maintain effective disclosure controls and procedures. Since the acquisition of IMT, we have consolidated our accounting in Toronto; however, our internal controls need to expand to encompass activities related to those assets. If material weaknesses arise as a result and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures covering the combined business post-acquisition could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

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

We face competition from other companies that also focus on robotic rehabilitation solutions to individuals with neurological disorders. With respect to exoskeleton devices, Argo Medical Technologies, Ekso Bionics, Parker Hannifin, ReWalk Robotics and Rex Bionics compete against the ARKE. Additionally, with respect to the InMotion products that we are marketing to patients with stroke- related conditions, Cyberdyne, Hocoma, AlterG, Aretech and Reha Technology are each currently selling products that may compete with such products. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations. We expect similar strong competition with respect to any other product or technology we develop or acquire.

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

The industry in which we operate, including, in particular, the medical device industry, are characterized by extensive intellectual property litigation and, from time to time, we might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on its business, cash flows, financial condition or results of operations.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We own 5 U.S. and international patents pending. We also have exclusive licensing rights to three patents. We intend to continue to seek legal protection, primarily through patents, trade secrets and contractual provisions, for our proprietary technology. Such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States and Canada.

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

If we fail to meet our obligations under our license agreements, we may lose our rights to technologies on which our business and proposed business depends.

Our existing and proposed business depends in part on licenses from third parties and in one instance, Dr. Hermano Igo Krebs, one of our directors and former Chief Science Officer. These license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our InMotion business based on the affected technology platform could be affected adversely.

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

Our executive officers collectively beneficially own shares of common stock and Exchangeable Shares, which may be exchanged for common stock, equal to approximately 19% of our outstanding shares of Common Stock and Exchangeable Shares as a single class. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as:

•	A merger or a sale of our Company,

•	A sale of all or substantially all of our assets, and

•	Amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company.

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

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange, or remain listed or quoted.

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange, in spite of our attempts to up-list to the Nasdaq market. We cannot assure you that we will ever be able to meet the initial listing standards of any of the NASDAQ markets or any other stock exchange, or that, if quoted, we would be able to maintain a listing of Common Stock on any of the NASDAQ markets or any other stock exchange. Prior to any such up-listing, we expect for our stock to begin trading on the OTCQB market from the OTCQX market. If our Common Stock remains quoted on an over-the-counter system rather than being listed on a national securities exchange, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock.

Because Bionik Canada became a reporting company by means of the Acquisition Transaction, we may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms

Because we did not become a reporting company by the traditional means of conducting an initial public offering of common stock, we may be unable to establish a liquid market for the Company’s Common Stock. Moreover, we do not expect security analysts of brokerage firms to provide coverage of the Company in the near future. In addition, investment banks may be less likely to agree to underwrite secondary offerings on behalf of the Company or our stockholders than they would if we were to become a public reporting company by means of an initial public offering of Common Stock. If all or any of the foregoing risks occur, it would have a material adverse effect on the Company.

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

The Company’s Common Stock is quoted on the OTCQX marketplace operated by OTC Markets Group, Inc.; however, we intend in the second quarter of the fiscal year ending 2018 to move the OTCQB market as a result of not meeting the net tangible asset requirements of the OTCQX market. These markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE. No assurances can be given that our Common Stock will ever actively trade on such markets, much less a senior market like NASDAQ or NYSE. Furthermore, we can give no assurance that our current trading levels will be sustained after our expected move to the OTCQB market. In any of these events, there could remain a highly illiquid market for the Company’s Common Stock and you may be unable to dispose of your Common Stock at desirable prices or at all.

An active and visible public trading market for the Company’s Common Stock may not develop and the market for our Common Stock is limited.

Our Common Stock is thinly traded and any recently reported sales price may not be a true market-based valuation of our Common Stock. There can be no assurance that an active market for our Common Stock will develop, or that we will be successful to up-list to NASDAQ or another national securities exchange, especially in light of our expected move to the OTCQB market. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Consequently, holders of shares of our common stock may not be able to liquidate their investment in the Company’s shares at prices that they may deem appropriate.

The market price for our Common Stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	Actual or anticipated fluctuations in our quarterly or annual operating results;

•	Changes in financial or operational estimates or projections;

•	Conditions in markets generally;

•	Changes in the economic performance or market valuations of companies similar to ours;

•	Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Our planned move from the OTCQX market to the OTCQB market;

•	Our intellectual property position; and

•	General economic or political conditions in the United States, Canada or elsewhere.

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

On June 27, 2017, we closed on an offer to amend and exercise our existing warrants, of which approximately 5.0 million warrants were exercised at $0.25 per share for aggregate cash proceeds of approximately $1,250,000. As a result, there remain approximately 12.7 million shares underlying warrants that may be issued upon future exercises (before determination of an upward adjustment to the number of shares based on existing price-based weighted-average anti-dilution provisions in the warrants).

The issuance of shares upon exercise of warrants could result in substantial dilution to the interests of other stockholders since the holders of such warrants may ultimately convert and sell the full amount issuable on conversion.

A large number of our shares may be sold in the market, which may depress the market price of our Common Stock.

We have registered an aggregate of approximately 79,691,102 shares of our outstanding common stock, and common stock underlying outstanding Exchangeable Shares and outstanding warrants. The issuance and sale of such shares may depress the market price of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market could cause the market price of our Common Stock to decline

As our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is now and may in the future continue to be less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	Make a special written suitability determination for the purchaser;

•	Receive the purchaser’s prior written agreement to the transaction;

•	Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies and

•	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS ANNUAL REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

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

Our U.S. base of operations is located in approximately 9,300 square feet of leased space at 80 Coolidge Hill Road, Watertown, Massachusetts 02472. We believe these facilities are adequate for our current needs.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information

Our common stock is traded on the OTCQX marketplace under the symbol “BNKL” since August 19, 2015. Prior to that, our common stock was traded on the OTC Pink marketplace and was traded on such market prior to March 13, 2015 under the symbol “DWTP”. Our common stock did not trade between approximately July 15, 2013 and February 23, 2015. We intend in the second quarter of the fiscal year ending March 31, 2018 to move to the OTCQB market as a result of not meeting the net tangible asset requirements of the OTCQX market. The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. On June 23, 2017, the closing price of our common stock as reported on the OTCQX marketplace was $0.29 per share.

Quarterly Period Ended	High	Low
March 31, 2017	$0.800	$0.410
June 30, 2017 (through to June 23, 2017)	$0.475	$0.211

March 31, 2016	$1.210	$0.735
June 30, 2016	$1.080	$0.670
September 30, 2016	$1.080	$0.735
December 31, 2016	$0.80	$0.60

March 31, 2015	$3.00	$2.00
June 30, 2015	$2.40	$1.05
September 30, 2015	$1.90	$1.45
December 31, 2015	$1.55	$0.60

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market- based valuation of our common stock.

Holders

As of June 25, 2017, 48,885,107 shares of Common Stock were issued and outstanding, which were held by approximately 288 holders of record, In addition, as of June 25, 2017, 47,909,336 Exchangeable Shares were issued and outstanding, which were held by approximately 30 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

Equity Compensation Plan Information

Stock Option and Incentive Plans

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 15% of our common stock and common stock reserved for issuance from the Exchangeable Shares are reserved for issuance under the 2014 Plan, and options for the purchase of 9,903,650 shares of our common stock have been granted and are outstanding as of March 31, 2017. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2017 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	9,903,650	$0.59	4,613,433

Equity compensation plans not approved by security holders	–	–	–

Total	9,903,650		4,613,433

Between January 1, 2017 and March 31, 2017, an aggregate of 217,047 shares of our common stock were issued to consultants for services rendered or to be rendered, 174,759 shares of our common stock were issued upon the exercise of outstanding warrants, 51,249 shares of common stock were issued from a cashless exercise of outstanding warrants, 110,096 shares of our common stock were issued upon the exercise of outstanding employee options and 2,090,664 shares of our common stock were issued upon the exchange and redemption of our outstanding Exchangeable Shares for common shares. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

Item 6. Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company up to March 31, 2017 and should be read in conjunction with the audited financial statements and related notes of the Company as of March 31, 2017. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward- looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report.

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

On April 21, 2016, we acquired all of the outstanding shares and, accordingly, all assets and liabilities of IMT, a Boston, Massachusetts-based global pioneer and leader in providing effective robotic tools for neurorehabilitation, pursuant to an Agreement and Plan of Merger, dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary, which provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as our wholly-owned subsidiary. In return for acquiring IMT, IMT shareholders received 23,650,000 shares of our common stock.

As a result of the acquisition of IMT, our product line now includes three FDA listed upper extremity clinical rehabilitation products currently on the market for clinical use, a lower-body product available for research use being developed for clinical trials, as well as a potential pipeline to other new product candidates. Our clinical products have been characterized as Class II medical devices by the U.S. Food and Drug Administration and 250 units have been sold in over 20 countries, including the United States. We have a growing body of clinical data for our products. In addition, our manufacturing facility in Boston is compliant with ISO-13485 and FDA regulations.

We are a global pioneering robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in the designing, developing and commercializing of cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s ever move.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through March 31, 2017, we have generated a deficit of $15,588,554. We expect to incur additional operating losses during the fiscal year ending March 31, 2018 and perhaps beyond, principally as a result of our continuing research and development, sales and marketing and production costs connected to the ARKE and our newly-acquired products and planned products from the IMT acquisition, expected liabilities and operating costs resulting from our merger with IMT, and general and administrative costs associated with being a public company.

In connection with our acquisition of Bionik Canada, we filed a Current Report on Form 8-K presenting “Form 10” information with respect to Bionik Canada, including audited financial statements and other information with respect to Bionik Canada as of and for its fiscal year ended March 31, 2014. Upon the acquisition, we retained our December 31 fiscal year and Bionik Canada adopted our fiscal year of December 31, thereby changing its fiscal year end from March 31 to December 31. This action created a transition period of April 1, 2014 through December 31, 2014. Accordingly, we filed a Transition Report on Form 10-K containing the audited consolidated financial statements of Bionik Canada for the nine-month transition period ended December 31, 2014. On April 26, 2016, our Board of Directors authorized the changing of our fiscal year-end from December 31 to March 31.

Our results of operations are presented for the fiscal year ended March 31, 2017 and the fiscal year ended March 31, 2016.

For the Fiscal Year Ended March 31, 2017 Compared to the Fiscal Year Ended March 31, 2016

Sales were $571,945 for the year ended March 31, 2017 (March 31, 2016 - $Nil). The sales comprise sales of InMotion products and service and warranty income commencing from the acquisition of IMT on April 21, 2016.

Cost of Sales and Gross Margin

Cost of sales were $388,756 for the year ended March 31, 2017 (March 31, 2016 - $Nil), which included inventory write downs totaling $167,425, or product costs of sales of $221,331. This resulted in a gross margin before inventory write downs of $350,614 (March 31, 2016 – $Nil).

Operating Expenses

Total operating expenses for the year ended March 31, 2017 were $8,829,481 and for the year ended March 31, 2016 was $6,632,970, as further described below.

For the year ended March 31, 2017, the Company incurred $1,188,207 in sales and marketing expenses (year ended March 31, 2016 – $Nil). Upon the acquisition of IMT in April 2016, we acquired and further built a sales and marketing team to sell the InMotion products which increased our sales and marketing expenses.

For the year ended March 31, 2017, the Company incurred research and development expenses of $2,663,146 (year ended March 31, 2016 – $1,397,554). The increase in research and development expenses relates primarily to the additional engineers and technology product development resulting from the acquisition of IMT.

The Company incurred general and administrative expenses of $3,346,230 for the year ended March 31, 2017 and $3,676,125 for the year ended March 31, 2016. The decrease in general and administrative expenses resulted from less legal and investor relation costs in 2017 over 2016.

Stock compensation expense was $1,001,950 for the year ended March 31, 2017, compared to $1,495,837 for the year ended March 31, 2016, due to fewer option grants in the year ended March 31, 2017 compared to the year ended March 31, 2016.

Amortization of technology and other assets allocated from the purchase of IMT were $550,080 for the year ended March 31, 2017 (March 31, 2016 – Nil). Assets acquired such as workforce are being amortized over one year, whereas non-compete agreements and customer relationships are two years, trademarks are indefinite and patents and our exclusive license agreements over their lifetime, all as further described in our financial statements included in this Annual Report on Form 10-K.

Other Expenses

For the year ended March 31, 2017, we incurred interest expense of $43,735 (prior year – $2,839). The increase in interest expenses relates to our various debt agreements assumed in the IMT acquisition and new indebtedness incurred during the year ended March 31, 2017.

For the year ended March 31, 2017, we incurred a foreign exchange loss of $115,135 (March 31, 2017 – $112,771). Losses and gains on foreign currency for the year ended March 31, 2016 and 2015 resulted from the translation of foreign currency transactions to the Company’s functional currency. On April 1, 2015, Bionik Canada and Bionik Acquisitions Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event that the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased based on a pre- defined formula. The Company recorded a gain of $4,176,390 for the year ended March 31, 2017 and $7,742,555 for the year ended March 31, 2016, which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item.

Other Income

For the year ended March 31, 2017, other income was $692,198 and for the year ended March 31, 2016, other income was $42,173, in each case related to interest and other income. The increase in other income was from the receipt of the final claim for refundable SR&ED credits from the Government of Canada.

Comprehensive (Loss) Income

Comprehensive income for the year ended March 31, 2017 was $(3,936,574) resulting in loss per share of $0.04, and for the year ended March 31, 2016, comprehensive income was $1,038,148, resulting in income per share of $0.01. The increase in the comprehensive loss is primarily due to larger operating expenses in the current year as a result of the acquisition of IMT compared to 2016 as well as the non-cash gain of $7,742,555 from the change in the fair value of the warrant derivative value in 2016 being larger compared to $4,176,390 for the year ended March 31, 2017.

Liquidity and Capital Resources

We have not yet realized substantial revenues from our operations, although we expect to generate increasing revenues through the sale of our InMotion products in the future. We have incurred a deficit of $15,588,554 from inception on March 24, 2011 to March 31, 2017.

We have historically funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. At March 31, 2017, we had cash and cash equivalents of $543,650.

Subsequent to March 31, 2017, the Company received $500,000 in loans evidenced by convertible promissory notes from its Chinese JV partners and received aggregate gross proceeds of approximately $1,250,000, before fees and expenses, on June 27, 2017 from the exercise of outstanding warrants upon the closing of its offer to amend and exercise to its warrantholders. The exercise of these warrants is also expected to lower the volatility of the warrant derivative liability by the number of warrant holders who exercise under to the offer to amend and exercise.

With the Company’s current expenses at approximately $550,000 per month, the Company expects that it will have sufficient funds to continue operations for at least the next 12 months assuming it is successful in its planned capital-raising efforts. In the event we are unable to so raise capital or generate sufficient revenues in fiscal 2018, of which we can give no assurance, we will be required to delay or scale back our growth plans as early as September 2017, until we are able to raise additional funds or generate revenue, of which we can give no assurance of success. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

We have notes with an aggregate principal amount of $236,538 maturing on July 1, 2017, convertible loans with an aggregate principal amount of $2,000,000 maturing on November 15, 2017 if not earlier converted, and demand loans with an aggregate principal amount of $330,600 maturing December 31, 2017. If we do not have sufficient funds and are otherwise unable to arrange financing to repay such indebtedness, our assets may be foreclosed upon and we could be subject to other damages to the lenders, which could have a material adverse effect on our business, financial condition and results of operations.

As we proceed with the ARKE product development, the marketing of our three commercial products and the development of other development-stage products, we have devoted and expect to continue to devote significant resources in the areas of research and development costs and operations, clinical trials and sales and marketing expenditures.

As we require additional funds to further develop our expanded business plan, including the anticipated commercialization of the ARKE, the marketing of existing products and the development of our product pipeline, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

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

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2017, we used cash in operating activities of $6,992,313. The increased loss in the fiscal year ended March 31, 2017 of $3,936,574 is mainly attributable to the larger use of operating cash compared to $4,747,836 for the year ended March 31, 2016.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2017, net cash used in investing activities was $170,790, compared to $547,924 for the fiscal year ended March 31, 2016. The decrease in the year ended March 31, 2017 resulted from there being no investment activity compared to the year ended March 31, 2016 when the Company was providing funds to IMT before the close of that acquisition in April 2016.

Net cash used in investing activities in 2016 and 2017 was used for the acquisition of equipment. The Company’s purchase of additional computer equipment was due to the increase in engineers and equipment to help with the development of our technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,324,966 for the fiscal year ended March 31, 2017 compared to $4,552,409 for the year ended March 31, 2016. The principal reason for the decrease from the 2016 period to the 2017 period is due to our private offering in 2016 being larger than the convertible loan received and the warrant and option exercises in 2017.

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

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company has adopted this ASU No. 2014-15 as at and for the year ended March 31, 2017. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive income (loss).

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing after December 15, 2016. The Company has adopted this ASU No. 2015-16 as at and for the year ended March 31, 2016. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive income (loss).

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the consolidated financial position and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated financial position and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASU 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the consolidated statement of cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company.

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

Under the supervision and with the participation of our Chief Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2017 based on the framework set forth in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

•	INADEQUATE SEGREGATION OF DUTIES: we have a lack of segregation of duties with internal accounting control functions limited to a relatively few individuals.

•	LACK OF AN AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY’S BOARD OF DIRECTORS: We do not have a functioning audit committee nor do we have a majority of independent directors, as only two of our five directors are independent with the remaining three members being members of management or former members of management, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The Company plans to add directors in 2017 and 2018 to allow for the creation of an independent Audit Committee.

Management is committed to improving its internal controls and will:

•	Continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities

•	Increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and

•	May consider appointing outside directors and audit committee members in the future.

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

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Peter Bloch	57	Chairman and Chief Executive Officer
Michal Prywata	25	Chief Operating Officer and Director
Leslie N. Markow	56	Chief Financial Officer
Timothy McCarthy	51	Chief Commercial Officer
Hermano Igo Krebs	58	Director
Robert Hariri	57	Director
Marc Mathieu	57	Director

Peter Bloch: Chief Executive Officer and Chairman of the Board of Directors. Mr. Bloch has served as the Company’s Chief Executive Officer since April 2013 and as Chairman of the Board of Directors since February 2014. From April 2012 to April 2013, Mr. Bloch served as our Chief Financial Officer. Mr. Bloch is a CPA, CA with a track record of building both public and private technology companies, mainly in the life sciences industry. From January 2008 to February 2009, Mr. Bloch served as the Chief Financial Officer of Just Energy, a public electricity and gas company. Since December 2011, Mr. Bloch has also served as a Director for EnerSpar Corp. His past 25 years of executive management experience includes serving as Chief Financial Officer and joint interim CEO of Sanofi Canada Inc., the Canadian affiliate of Sanofi, a global healthcare leader; Chief Financial Officer of Intellivax Inc., a biotechnology company which was sold to GlaxoSmithKline for $1.75 billion; founder of Tribute Pharmaceuticals, a specialty pharmaceutical company; and Chief Financial Officer of Gennum Corporation, a public semiconductor company focused on the TV and medical device market. These companies have ranged in size from start-ups to companies with revenues of over $2 billion. In these roles, Mr. Bloch has secured significant funding for both private and public companies, gained experience with initial public offerings and led a number of acquisitions and partnership transactions. We believe Mr. Bloch is qualified to serve as Chairman of the Board of Directors due to his public service experience, experience in the biotechnology and pharmaceuticals industries and his business contacts.

Michal Prywata: Chief Operating Officer and Director. Mr. Prywata is the co-founder of Bionik Canada and has served as our Chief Operating Officer since April 2013 and as a Director since March 2011. Mr. Prywata previously served as our Chief Executive Officer from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University until the end of his second year, with a focus on electronics and software development for medical products. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. He has spent the past 5 years with Bionik Canada, managing technological advancements, managing day-to-day operations, and developing concepts into products. In addition, Mr. Prywata, together with his co-founder and Mr. Bloch, was responsible for raising and securing initial seed capital and subsequent capital raises. Mr. Prywata is the co-inventor of the Company’s ARKE technology platform. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

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

Timothy A. McCarthy: Chief Commercialization Officer. Mr. McCarthy has been our Chief Commercialization Officer since August 2016. From January 2014 through July 2016, Mr. McCarthy was the Chief Executive Officer of Medical Compression Systems, Inc., a Concord, Massachusetts-based medical device company developing smart compression treatments that enhance arterial, venous and lymphatic circulation, where he led a commercial stabilization and turnaround effort in order to prepare it for a merger & acquisition transaction in 2016. Prior to that, from December 2009 through May 2014, Mr. McCarthy was the President and Chief Executive Officer of iWalk Inc., a medical robotics company commercializing the M.I.T. invented BiOM T2 System; an actively powered lower limb bionic prosthesis to normalize gait. From April 2000 through November 2009, he held various positions at Ossur Americas (formerly Flex Foot), a leading global company in non-invasive orthopedics, culminating in the position of Vice President of Sales and Marketing (2003-2009). Prior to that, from January 1997 through March 2000, Mr. McCarthy was a Vice President/Principal of Northeast Rehab, Inc. and OMEX, Inc., a regional distributor of post-operative orthopedic rehabilitation products and DME billing services. From 1991 through 1997, he was first Area Sales Manager and then Regional Sales Manager for The Chattanooga Group, Inc., which represents itself as the world’s largest manufacturer of rehabilitation products for the treatment of orthopedic, neurological, and soft tissue disorders. Mr. McCarthy graduated cum laude from Northeastern University with a BS in Business Administration, and received his MBA from the University of California, Los Angeles.

Dr. Hermano Igo Krebs: Director. Dr. Krebs has been a director since our acquisition of IMT on April 21, 2016 and our Chief Science Officer from April 2016 to June 2017. He is a co-founder of IMT and was a member of its Board of Directors since March 1998 and Chairman of the Board since April 2015 until its acquisition. He was also IMT’s interim CEO in 2015. Dr. Krebs joined the Massachusetts Institute of Technology’s Mechanical Engineering Department in 1997 where he is a Principal Research Scientist and Lecturer. He also holds an affiliate position as an Adjunct Professor at University of Maryland School of Medicine, Department of Neurology, and as a Visiting Professor at Fujita Health University, Department of Physical Medicine and Rehabilitation, at University of Newcastle, Institute of Neuroscience, and at Osaka University, Department of Mechanical Sciences and Bioengineering. He received his B.S. and M.S. degrees in Naval Engineering (option electrical) from Politecnica School of University of Sao Paulo – Brazil, in 1980 and 1987, respectively. He received another M.S. degree in Ocean Engineering from Yokohama National University – Japan, in 1989, and the Ph.D. degree in Engineering from the Massachusetts Institute of Technology, Cambridge, in 1997. From 1977 to 1978, he taught electrical design at Escola Tecnica Federal de Sao Paulo. From 1978 to 1979, he worked at University of Sao Paulo in a project aiming at the identification of hydrodynamic coefficients during ship maneuvers. From 1980 to 1986, he was a surveyor of ships, offshore platforms, and container cranes at the American Bureau of Shipping – Sao Paulo office. In 1989, he was a visiting researcher at Sumitomo Heavy Industries – Hiratsuka Laboratories – Japan. From 1993 to 1996, he worked at Casper, Phillips & Associates, Tacoma, WA in container cranes and control systems. He is a Fellow of the IEEE. Dr. Krebs was nominated by two of IEEE societies: IEEE-EMBS (Engineering in Medicine & Biology Society) and IEEE-RAS (Robotics and Automation Society) to this distinguished engineering status “for contributions to rehabilitation robotics and the understanding of neuro-rehabilitation.” His work goes beyond Stroke and has been extended to Cerebral Palsy for which he received “The 2009 Isabelle and Leonard H. Goldenson Technology and Rehabilitation Award ,” from the Cerebral Palsy International Research Foundation (CPIRF). In 2015, he received the prestigious IEEE-INABA Technical Award for Innovation leading to Production “for contributions to medical technology innovation and translation into commercial applications for Rehabilitation Robotics.

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

Marc Mathieu: Director. Mr. Mathieu has been the U.S. Chief Marketing Officer of Samsung North America since June 2015. Prior to that, from April 2011 to June 2015, he was Senior Vice President of Global Marketing at Unilever, where he was responsible for the development of Unilever’s global marketing strategy. Mr. Mathieu has also overseen the implementation of pivotal programs such as Project Sunlight, the first Unilever brand consumer initiative to motivate millions of people to adopt more sustainable lifestyles, and The Unilever Foundry, a platform that provides a single entry-point for innovative start-ups seeking to partner with Unilever. Since January 2011, Mr. Mathieu has been the Chairman and Co-founder of We & Co, a social app for people who provide and enjoy great service. From January 2009 through August 2011, Mr. Mathieu founded and was principal of the strategic brand consultancy, BeDo, which worked to build brands with purpose and fuse marketing and sustainability agendas. From 1996 through 2008, Mr. Mathieu held various positions at Coca-Cola, culminating in Senior Vice President Global Brand Marketing. He sits on the Advisory Panel of the Guardian Digital and Media network and writes for Marketing Week magazine. He is a regular conference and keynote speaker on themes such as the Future of Marketing. Mr. Mathieu has a passion for theatre and sits on the Board of Directors for the Almeida Theatre and Punchdrunk. We believe Mr. Mathieu is qualified to serve as a member of the Board of Directors due to his marketing experience.

There are no family relationships among any of our current or proposed officers and directors.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of Bionik for the periods indicated.

Name and Principal Position	Year(1)	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Peter Bloch (3)	2017	275,000	-	-	-		-	13,750		288,750
Chief Executive	2016T	48,061	-	-	-		-	4,757		52,818
Officer	2015	260,891	-	-	505,185	(4)	-	107,533	(5)	873,609
	2014T	100,491	-	-	419,829	(6)	-	80,000		600,320
Michal Prywata	2017	210,000	-	-	-		-	10,500		220,500
Chief Operating	2016T	36,701	-	-	-		-	3,633		40,334
Officer	2015	198,430	-	-	202,074	(4)	-	71,285	(7)	471,789
	2014T	145,460	-	-	419,829	(6)	-	-		565,289
Leslie N. Markow (8)	2017	210,000	-	-	-		-	10,500		220,500
Chief Financial	2016T	36,701	-	-	-		-	3,633		40,334
Officer	2015	131,727	24,000	-	488,789	(9)	-	4,997		649,513
	2014T	32,134	-	-	-		-	-		32,134
Timothy McCarthy (10)	2017	166,684	-	-	652,068	(11)	-	1,000		819,752
Chief Commercial	2016T	-	-	-	-		-	-
Officer	2015	-	-	-	-		-	-
	2014T	-	-	-	-		-	-
Hermano Igo Krebs (12)	2017	103,027	-	-	-		-	1,000		104,627
Chief Science	2016T	-	-	-	-		-	-
Officer	2015	-	-	-	-		-	-
	2014T	-	-	-	-		-	-

(1)	“2017” represents the year ended March 31, 2017. 2016T” refers to the Company’s three month transition period ended March 31, 2016. “2015” refers to the Company’s fiscal year ended December 31, 2015. “2014T” refers to the Company’s nine month transition period ended December 31, 2014.
(2)	For assumptions made in such valuation, see Note 9 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-23.
(3)	Mr. Bloch was a consultant to Bionik Canada until August 2014. His consulting income is reflected under All Other Compensation in the table.
(4)	On December 14, 2015, we issued 1,000,000 options to Mr. Bloch and 400,000 options to Mr. Prywata at an exercise price of $1.00 that vest equally over three years on the anniversary date starting December 14, 2016.
(5)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $99,181 and a contribution to RRSP (Canadian IRA) and other benefits of $8,352.
(6)	On July 1, 2014, the Company issued 990,864 options to Messrs. Bloch, and Prywata at an exercise price of $0.23 with a term of 7 years, which vested on May 27, 2015. On February 26, 2015, as a result of the Acquisition Transaction, the options were revalued for each executive to $419,829 for a total of $839,658.
(7)	Represents additional compensation as a result of the successful consummation of the Company’s Acquisition Transaction and Offering of $64,468 and RRSP (Canadian IRA) contributions and other benefits of $6,817.
(8)	Ms. Markow was hired by Bionik Canada on September 3, 2014 on a part-time basis and became a full time employee on September 16, 2015.
(9)	On November 24, 2015, we issued 400,000 options to Ms. Markow at an exercise price of $1.22, that vest equally over three years on the anniversary date starting November 24, 2016.
(10)	On August 8, 2016, Mr. McCarthy was hired as our Chief Commercial Officer with a base salary of $260,000.
(11)	On August 8, 2016, we issued 750,000 options to Mr. McCarthy at an exercise price of $1.00 that vest equally over three years on the anniversary date of August 1, 2016.
(12)	Dr. Krebs was appointed as our Chief Science Officer in April 2016 and stepped down from his Chief Science Officer position in June 2017. We intend to continue to pay him his salary until June, 2018 pursuant to certain provisions of his employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Peter Bloch	990,864	(1)	-		$0.23	July 1, 2021
	333,333	(2)	-		$1.00	December 14, 2022
	-		666,667	(2)	$1.00	December 14, 2022

Michal Prywata	990,864	(1)	-		$0.23	July 1, 2021
	133,333	(2)	-		$1.00	December 14, 2022
	-		267,667	(2)	$1.00	December 14, 2022

Leslie N. Markow	141,557	(3)	-		$0.23	February 16, 2022
	133,333	(4)	-		$1.22	November 24, 2022
	-		267,667	(4)	$1.22	November 24, 2022

Timothy McCarthy			750,000	(5)	$1.00	August 8, 2023

Hermano Igo Krebs(6)	73,992				$0.95	March 28, 2023
	286,238				$1.05	March 28, 2023

(1)	On July 1, 2014, Bionik Canada issued 2,972,592 options (adjusted for post-Acquisition Transaction) equally split between Messrs. Bloch, and Prywata at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. All of such options were issued subject to and contingent on the successful consummation of the Offering and the Acquisition Transaction, which took place on February 26, 2015. Accordingly, such options are deemed issued as of February 26, 2015.
(2)	On December 14, 2015, we issued 1,000,000 options to Mr. Bloch and 400,000 options to Mr. Prywata at an exercise price of $1.00 that vest equally over three years on the anniversary date starting December 14, 2016.
(3)	On February 17, 2015, we issued 141,557 options (adjusted for post-Acquisition Transaction) to Ms. Markow at an exercise price of $0.23, that vested one-third immediately and two-thirds over the next two anniversary dates with an expiry date of seven years.
(4)	On November 24, 2015, we issued 400,000 options to Ms. Markow at an exercise price of $1.22, that vest equally over three years on the anniversary date starting November 24, 2016.
(5)	In August 8, 2016, we issued 750,000 options to Mr. McCarthy at an exercise price of $1.00, that vest equally over three years on the anniversary date of August 8, 2016.
(6)	On April 21, 2016, the options of Dr. Krebs originally granted to him by IMT were transferred from IMT to Bionik pursuant to the terms of the merger and the IMT option plan.

On February 25, 2015, 262,904 post-Acquisition Transaction common shares were issued to two former lenders connected with a $241,185 loan received and repaid in fiscal 2013. As part of the consideration for the initial loan, Mr. Prywata and Mr. Caires, a former executive of the Company, collectively transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse them 320,000 common shares; however these shares have not yet been issued.

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2017, we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2017.

Director Compensation

During the year ended March 31, 2017, there were no amounts paid or stock awards made to our non-employee directors during the fiscal year ended March 31, 2017.

On December 14, 2015, Dr. Hariri and Mr. Mathieu were each granted 200,000 options exercisable at $1.00, which vest equally over three years on the anniversary date starting December 14, 2016. In addition, Dr. Hariri was granted 62,914 options on February 15, 2015, exercisable at $0.23, of which one third vested immediately and the remainder vested equally on the one year and two year anniversary of the date of grant.

Our independent directors are each entitled to receive an annual cash payment of up to $20,000, as well as reimbursement for expenses incurred by them in connection with attending board meetings The Company have accrued for these fees but have not paid any amounts during the year ended March 31, 2017. They also are eligible for stock option grants.

Messrs. Bloch, Prywata and McCarthy and Ms. Markow received compensation for their respective services to the Company as set forth above under “- Compensation of Executive Officers.”

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

In the event Mr. Bloch’s employment is terminated by the Company for cause, Mr. Bloch would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event Mr. Bloch’s employment is terminated by the Company without cause, he would be entitled to receive 12 months’ pay (salary and bonus) and full benefits, plus one month for each year of service. Furthermore, Mr. Bloch will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

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

In the event Mr. Prywata’s employment is terminated by the Company for cause, Mr. Prywata would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event Mr. Prywata’s employment is terminated by the Company without cause, he would be entitled to receive 12 months’ pay and full benefits, plus one month for each year of service. Furthermore, Mr. Prywata will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

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

In the event Ms. Markow’s employment is terminated by the Company for cause, Ms. Markow would be entitled to receive her annual salary, benefits and expenses incurred up to the date of termination.

In the event Ms. Markow’s employment is terminated by us without cause, or she decides to leave the Company she would be entitled to receive 6 months but no more than 9 months’ pay and full benefits. Furthermore Ms. Markow will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Ms. Markow agrees not to compete and solicit with the Company. Ms. Markow also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Tim McCarthy

We entered into an employment agreement with Tim McCarthy on August 8, to serve as our Chief Commercial Officer. Pursuant to the terms of the agreement, as amended, Mr. McCarthy receives an annual base salary of $260,000 payable semi-monthly in arrears. The salary will be reviewed on an annual basis to determine potential increases based on Mr. McCarthy’s performance and that of the Company. Mr. McCarthy would also be entitled to receive a target annual cash bonus of 50% of base salary and 750,000 options at $1.00 vesting over three years on the anniversary date.

In the event Mr. McCarthy’s employment is terminated as a result of death, Mr. McCarthy’s estate would be entitled to receive the annual salary and a portion of the annual bonus earned up to the date of death. In addition, all vested options and warrants as of the date of death would continue in full force and effect, subject to the terms and conditions of the plan.

In the event Mr. McCarthy’s employment is terminated as a result of disability, Mr. McCarthy would be entitled to receive the annual salary, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination.

In the event Mr. McCarthy’s employment is terminated by the Company for cause, Mr. McCarthy would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event Mr. McCarthy’s employment is terminated by us without cause, he would be entitled to receive 6 months. Furthermore Mr. McCarthy will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Ms. Markow agrees not to compete and solicit with the Company. Mr. McCarthy also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of June 25, 2017 is comprised of Peter Bloch, Michal Prywata, Robert Hariri, Hermano Igo Krebs and Marc Mathieu.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our Common Stock as of June 25, 2017 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 25, 2017 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 96,794,443 shares are outstanding as of June 25, 2017, consisting of 48,885,107 shares of Common Stock and 47,909,336 Common Stock equivalents through the Exchangeable Shares. The percentages below also assume the exchange by all of the holders of Exchangeable Shares of Bionik Canada for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Peter Bloch (1)(2)	7,408,101	7.55%
Michal Prywata (1)(3)	8,620,548	8.80%
Thiago Caires (1)(4)	7,496,351	7.74%
Olivier Archambaud (1)	7,210,768	7.45%
Leslie N. Markow (5)	274,890	*
Timothy McCarthy (6)	250,000	*
Hermano Igo Krebs (7)	5,190,376	5.34%
Robert Hariri (8)	379,581	*
Marc Mathieu(9)	66,666	*
All directors and executive officers as a group (7 persons)	22,190,162	22.09%

* Less than 1%

(1)	Such shares will initially be held as Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:
•	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Acquisition Transaction;
•	Have dividend entitlements and other attributes corresponding to the Common Stock;
•	Be exchangeable, at each holder’s option, for Common Stock; and
•	Upon the direction of our board of directors, be exchanged for Common Stock on the 10-year anniversary of the First Closing, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)	Includes options to acquire 990,864 Exchangeable Shares and 333,333 shares of our common stock.
(3)	Includes options to acquire 990,864 Exchangeable Shares and 133,333 shares of our common stock. Does not include 160,000 Exchangeable Shares expected to be issued to Mr. Prywata.
(4)	Does not include 160,000 Exchangeable Shares expected to be issued to Mr. Caires.
(5)	Represents options to acquire shares of our common stock.
(6)	Represents options to acquire shares of our common stock that vest within 60 days of June 25, 2017.
(7)	Includes options to acquire 360,231 shares of our common stock.
(8)	Includes options to acquire 129,580 of our common stock and warrants to acquire 125,000 shares of our common stock.
(9)	Represents options to acquire shares of our common stock.

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

As of March 31, 2017, we had aggregate advances repayable by Mr. Prywata of $18,731. The loan from Mr. Thiago Caires, a former executive officer and director, of $22,714 was forgiven as part of his termination. The loan to Mr. Prywata bears interest at a prescribed rate of 1% and is repayable on demand in Canadian dollars.

At March 31, 2017, there was $4,135 owing to Peter Bloch, $12,607 owing to Michal Prywata and $nil owing to Leslie Markow and Tim McCarthy for sums paid by them on behalf of Bionik for certain of its expenses.

In connection with a CDN$250,000 loan obtained by Bionik Canada (which loan has been repaid), Bionik Canada agreed to transfer pre-transaction 83,574 common shares to the lenders. In addition, Messrs. Caires and Prywata also transferred 100,000 pre- transaction common shares to the loan holder and this will be reimbursed by the issuance of 320,000 exchangeable shares to Messrs. Caires and Prywata effective as of the date of the Acquisition Transaction. These shares have not yet been issued.

Dr. Krebs, a director of Bionik, is a party to the Agreement and Plan of Merger with IMT, and acted as the shareholders representative pursuant to the terms of that agreement.

At the effective date of the Merger, (a) Dr. Krebs received an aggregate of 5,190,376 shares of Bionik common stock in return for his ownership of IMT securities, in addition to his IMT options which are as of the effective date of the merger exercisable for an aggregate of 360,231 shares of the common stock of the Company and (b) Mr. Fried received an aggregate of 868,647 shares of Bionik common stock in return for his ownership of IMT securities, in addition to his IMT options which are as of the effective date of the merger exercisable for an aggregate of 1,597,178 shares of the common stock of the Company

An aggregate of $125,000 in principal amount is payable to Dr. Krebs, which with accrued interest are due and payable the earlier of December 31, 2017 and the date we raise new capital exceeding $15 million in cash. In addition, we paid an aggregate of approximately $33,000 in principal and interest on demand loans in favor of Dr. Krebs’ wife at or about the effective date of the acquisition of IMT.

An aggregate of approximately $130,000 was due to Dr. Krebs for past-due compensation and an aggregate of approximately $123,000 was due to Mr. Fried for past-due compensation, which amounts were paid at or about the effective date of the acquisition of IMT.

Dr. Krebs is a licensor to IMT pursuant to an Agreement dated June 8, 2009, of patent #8,613,691, pursuant to which IMT pays Dr. Krebs and the co-licensor an aggregate royalty of 1% of sales based on such patent. No sales have been made as the technology under this patent has not been commercialized.

Ariane Bloch, the spouse of Peter Bloch, performs certain human resources and administrative functions for the Company on a part-time basis. She is paid a fee of $2,500 per month for such services.

Sharon Krebs, the spouse of Dr. Krebs, supported international sales and distributors at a salary of $85,000 per annum. Ms. Krebs ceased working for the Company in May 2017.

Other than the above transactions and the transaction relating to IMT and its officers and directors included elsewhere in this Annual Report on Form 10-K, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

Item 14. Principal Accounting Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the fiscal year ended March 31, 2017, with management and have reviewed related written disclosures of MNP LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included on Form 10-K for the fiscal year ended March 31, 2017.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended March 31, 2017, the three month transition period ended March 31, 2016, the year ended December 31, 2015 and the nine month transition period ended December 31, 2014 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the year ended March 31, 2017, the transition period ended March 31, 2016, the fiscal year ended December 31, 2015, the transition period ended December 31, 2014 and the fiscal year ended March 31, 2014, and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2017	2016T	2015	2014T
Audit Fees	$70,738	$61,912	$97,995	$70,216
Audit Related Fees	$27,525		$11,339
Tax Fees	$13,980		$8,998	$8,955
All Other Fees	$7,837	$10,618	$2,573
Total Fees	$120,080	72,530	$120,905	$79,171

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

Exhibit
Number	Description of Exhibits

2.1	Plan of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
2.2	Agreement and Plan of Merger, dated as of March 1, 2016, by and among Bionik Laboratories Corp., Bionik Mergerco Inc. and Interactive Motion Technologies Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2016)
2.3	Waiver and Amendment Agreement, dated as of March 14, 2016, by and among Bionik Laboratories Corp., Hermano Igo Krebs, Bionik Mergerco Inc. and Interactive Motion Technologies, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 18, 2016)
3.1	Articles of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.2	Certificate of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.3	Certificate of Incorporation, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.4	Delaware By-laws, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.5	Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s 8- K filing on March 4, 2015)
3.6	Amended and Restated By-Laws (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.3	Form of Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.4	Form of Warrant to Pope and Company Limited (incorporated by reference to the Company’s Quarterly Report on Form 10- Q/A for the Fiscal Quarter Ended September 30,2015)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.6*	Form of Warrant
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (incorporated by reference to the Company’s 8-K filing on March 4,2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.6	Spin-Off Agreement, dated as of February 26, 2015, by and among Bionik Laboratories Corp., and Brian E. Ray and Jon Lundgreen (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.7	Assignment and Assumption Agreement, dated as of February 26, 2015, by and between Bionik Laboratories Corp. and Tungsten 74 LLC (incorporated by reference to the Company’s 8-K filing on March 4,2015)
10.8	Form of Subscription Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.9**	Peter Bloch Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.10**	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.11**	Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.12**	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)
10.13	Minutes of Settlement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2016)

10.14	License Agreement with The Massachusetts Institute of Technology, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.15	Exclusive Patent Application and Patent License Agreement between Interactive Motion Technologies, Inc., and Hermano Igo Krebs and Caitlyn Joyce Bosecker (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.16	Employment Agreement with Timothy McCarthy (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2016)
10.17	Registration Rights Agreement dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.18**	Employment Agreement with Hermano Igo Krebs dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.19	Allonge #3 to Secured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 2, 2017)
10.20*	Convertible Promissory Note dated March 28, 2017
10.21*	Form of Allonge to Promissory Notes dated as of March 28, 2017
10.22*	Cooperative Joint Venture Contract dated May 23, 2017, by and between Ginger Capital Investment Holding Ltd. and Bionik Laboratories Corp.
10.23*	Convertible Promissory Notes in the principal amount of $200,000 to Leizhang, as holder
10.24*	Convertible Promissory Notes in the principal amount of $150,000 to Bluestone International Capital LLC, as holder
10.25*	Convertible Promissory Notes in the principal amount of $150,000 to Ginger Capital, LLC, as holder
10.26*	Demand Notes in favor of Neville Hogan, in the aggregate principal amount of $50,000
10.27*	Amendments to Demand Notes with Neville Hogan
10.28*	Demand Notes in favor of Hermano Igo Krebs, in the aggregate principal amount of $120,000
10.29*	Amendments to Demand Notes with Hermano Igo Krebs
10.30*	Demand Notes in favor of Rodolfo Rohr, in the aggregate principal amount of $130,000
10.31*	Amendments to Demand Notes with Rodolfo Rohr
10.32*	License Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017
10.33*	Distribution Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017
10.34*	Joint Development and Manufacturing Agreement by and between Bionik Laboratories Corp. and Wistron Medical Tech Holding Company
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)
31.1*	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Peter Bloch
Peter Bloch
Chairman and Chief Executive Officer

Dated: June 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Bloch	Chairman and Chief Executive Officer	June 29, 2017
Peter Bloch	(Principal Executive Officer)

/s/ Leslie N. Markow	Chief Financial Officer	June 29, 2017
Leslie Markow	(Principal Financial and Accounting Officer)

/s/ Michal Prywata	Chief Operating Officer	June 29, 2017
Michal Prywata	and Director

/s/ Hermano Igo Krebs	Director	June 29, 2017
Hermano Igo Krebs

Director
Robert Hariri

Director
Marc Mathieu

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(Amounts expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bionik Laboratories Corp.:

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. (“Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity (deficiency), and cash flows for the years ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionik Laboratories Corp. as of March 31, 2017 and 2016 and the results of its operations and its cash flows for the years ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has a negative working capital deficit and has accumulated a significant deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

June 29, 2017

Bionik Laboratories Corp.

Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	March 31, 2017	March 31, 2016
	$	$
Assets
Current
Cash and cash equivalents	543,650	5,381,757
Trade Accounts receivable	383,903	-
Inventory (Note 5)	228,249	-
Prepaid expenses and other receivables (Note 4)	228,047	231,733
Due from related parties (Note 8)	18,731	41,445
Short term advances	-	125,153
Loans receivable	-	379,908
Total Current Assets	1,402,580	6,159,996
Equipment (Note 6)	227,421	76,750
Technology and other Assets (Note 3)	5,030,624	-
Goodwill (Note 3)	22,308,275	-
Total Assets	28,968,900	6,236,746
Liabilities and Shareholders’ Equity (Deficiency)
Current
Accounts payable (Note 8)	784,726	320,871
Accrued liabilities (Note 8)	1,228,657	515,979
Customer advances	121,562	-
Demand Loans (Note 7)	330,600	-
Promissory Note Payable (Note 7)	236,548	-
Convertible Loans (Note 7)	2,017,488	-
Deferred Revenue	98,624	-
Warrant derivative liability (Note 11)	959,600	5,135,990
Total Current Liabilities	5,777,805	5,972,840
Shareholders’ Equity
Special Voting Preferred Stock, par value $0.001; Authorized - 1; Issued and outstanding - 1	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 Exchangeable Shares; Authorized – Unlimited, Common shares Issued and outstanding – 48,885,107, March 31, 2016 -22,591,292 Exchangeable Shares Issued and Outstanding – 47,909,336, March 31, 2016 -50,000,000 (Note 9)	96,794	72,591

Additional paid-in capital	38,640,706	11,801,146
Deficit	(15,588,554)	(11,651,980)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	23,191,095	263,906
Total Liabilities and Shareholders’ Equity	28,968,900	6,236,746

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
	$	$
Sales	571,945	-
Cost of Sales	388,756	-
Gross Margin	183,189	-

Operating expenses
Sales and marketing	1,188,207	-
Research and development	2,663,146	1,397,554
General and administrative	3,346,230	3,676,125
Share-based compensation expense (Notes 8(v) and 9)	1,001,950	1,495,837
Amortization of technology and other assets (Note 3)	550,080	-
Depreciation (Note 6)	79,868	63,454
Total operating expenses	8,829,481	6,632,970

Other expenses (income)
Interest expense	43,735	2,839
Other income	(692,198)	(42,173)
Foreign exchange loss	115,135	112,771
Change in fair value of warrant derivative liability (Note 10)	(4,176,390)	(7,742,555)

Total other expenses (income)	(4,709,718)	(7,669,118)

Net (loss) income and comprehensive (loss) income for the year	(3,936,574)	1,036,148

Income (loss) per share – basic	$(0.04)	$0.01
Income (loss) per share – diluted	$(0.04)	$(0.08)

Weighted average number of shares outstanding – basic	91,784,976	71,554,822

Weighted average number of shares outstanding – diluted	91,784,976	79,984,257

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Amounts expressed in US Dollars)

	Special voting preferred shares		Common shares				Accumulated Other
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Deficit	Comprehensive Income	Total
		$		$	$	$	$	$
Balance, March 31, 2015	1	-	65,839,563	65,840	10,081,394	(12,688,128)	42,149	(2,498,745)
Shares issued on private placement	-	-	6,568,750	6,568	(6,568)	-	-	-
Shares to be issued for services	-	-	117,471	117	169,583	-	-	169,700
Cashless exercise of warrants	-	-	45,508	46	60,920	-	-	60,966
Share compensation expense	-	-	20,000	20	1,495,817	-	-	1,495,837
Net income for the period	-	-	-	-	-	1,036,148	-	1,036,148
Foreign currency translation	-	-	-	-	-	-	-	-
Balance, March 31, 2016	1	-	72,591,292	72,591	11,801,146	(11,651,980)	42,149	263,906
Shares issued to acquire IMT	-	-	23,650,000	23,650	23,153,350	-	-	23,177,000
Stock compensation acquired	-	-	-	-	2,582,890	-	-	2,582,890
Options exercised	-	-	110,096	110	18,056	-	-	18,166
Cashless exercise of warrants	-	-	51,249	51	43,511	-	-	43,562
Warrant exercised	-	-	174,759	175	40,020	-	-	40,195
Share compensation expense	-	-	217,047	217	1,001,733	-	-	1,001,950
Net loss for the year	-	-	-	-	-	(3,936,574)	-	(3,936,574)
Balance, March 31, 2017	1	-	96,794,443	96,794	38,640,706	(15,588,554)	42,149	23,191,095

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp. Consolidated

Statements of Cash Flows

(Amounts expressed in U.S. Dollars)

	Year ended	Year ended
	March 31,	March 31,
	2017	2016
	$	$
Operating activities
Net (loss) income for the year	(3,936,574)	1,036,148
Adjustment for items not affecting cash:
Depreciation	79,868	63,454
Amortization of intangible assets	550,080	-
Interest expense	41,934	7,697
Share-based compensation expense	844,162	1,495,837
Shares issued for services	157,788	169,700
Change in fair value of warrant derivative liability	(4,176,390)	(7,742,555)
	(6,439,132)	(4,969,719)
Changes in non-cash working capital items:
Accounts receivable	(377,413)	-
Prepaid expenses and other receivables	20,525	(73,314)
Due from related parties	22,714	35
Inventory	(39,370)	-
Accounts payable	(332,010)	112,129
Accrued liabilities	18,674	183,033
Customer advances	35,075	-
Deferred Revenue	98,624	-
Net cash used in operating activities	(6,992,313)	(4,747,836)
Investing activities
Acquisition of equipment	(170,790)	(42,863)
Advances	-	(125,153)
Provision of a loan receivable	-	(379,908)
Net cash used in investing activities	(170,790)	(547,924)
Financing activities
Proceeds from issuance of shares, net of issue costs	-	4,552,409
Cash received on acquisition	266,635	-
Exercise of warrants	40,195	-
Proceeds from convertible loans	2,000,000	-
Proceeds from the exercise of options	18,166	-
Net cash provided by financing activities	2,324,996	4,552,409
Net increase in cash and cash equivalents for the year	(4,838,107)	(743,351)
Cash and cash equivalents, beginning of year	5,381,757	6,125,108
Cash and cash equivalents, end of year	543,650	5,381,757
Supplemental Information
Assets acquired and liabilities assumed:
Current assets, including cash of $266,635	$478,843
Equipment	59,749
Intangible assets	5,580,704
Goodwill	22,308,275
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory Notes payable	(217,808)
Bionik advance	(1,436,164)
	$25,759,890

The accompanying notes are an integral part of these consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2017 and 2016

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

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary (Bionik Mergerco). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received an aggregate of 23,650,000 shares of the Company’s common stock (Note 3).

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

The consolidated financial statements consolidate the Company and its wholly owned subsidiaries Bionik Canada, Bionik Acquisition Inc. and Bionik, Inc. (the former IMT) since its acquisition on April 21, 2016. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, Canada M5G 2C9 and its U.S. address is 80 Coolidge Hill Road, Watertown, MA. USA 02472.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN – Continued

Going Concern

As at March 31, 2017, the Company had a working capital deficit of $4,375,225 (working capital as at March 31, 2016, of $187,156) and an accumulated deficit of $15,588,554 (March 31, 2016 - $11,651,980) and the Company incurred a net loss and comprehensive loss of

$3,936,574 for the year ended March 31, 2017 (March 31, 2016 – net income of $1,036,148).

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

The Company expects the forgoing, or a combination thereof, to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company has adopted this ASU No. 2014-15 as at and for the year ended March 31, 2017. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive income (loss).

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for the fiscal year commencing after December 15, 2016. The Company has adopted this ASU No. 2015-16 as at and for the year ended March 31, 2016. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive income (loss).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the consolidated financial position and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated financial position and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASU 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the consolidated statement of cash flows.

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

Inventory

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Significant Judgments – Warrant Derivative Liability

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amounted to $64,957 at March 31, 2017 (March 31, 2016 - $Nil). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $30,732 of expenses related to warranty expenses incurred and recorded this expense in cost of goods sold for the year ended March 31, 2017 (March 31, 2016 - $nil).

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

Equipment

Equipment is recorded at cost. Depreciation is computed using the declining balance method, over the estimated useful lives of these assets. The costs of improvements that extend the life of equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Property and equipment are depreciated as follows:

Computer & Electronics	50% per annum
Furniture and Fixtures	20% per annum
Demonstration Equipment	50% per annum
Manufacturing Equipment	20% per annum
Tools and Parts	20% per annum

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, due from related parties, short term advances, demand loans, convertible loans, promissory note payable and loans receivable approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Fair Value of Financial Instruments - continued

As at March 31, 2017 and 2016, the Company’s warrant derivative liability was measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

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

Income Taxes

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of related assets and liabilities in the period in which such events occur. Such adjustment may have a material impact on the Company’s income tax provision and results of operations.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Goodwill and Indefinite Lived Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill and indefinite lived intangible assets, consisting of the trademarks acquired (Note 3), are assessed for impairment annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill or indefinite lived intangible assets. The Company performs impairment tests using a fair value approach when necessary. None of the Company’s goodwill or indefinite lived intangibles were impaired as of March 31, 2017. Accordingly, no impairment loss has been recognized in the year ended March 31, 2017.

3.	ACQUISITION

On April 21, 2016, the Company acquired 100% of the common and preferred shares of IMT, through a transaction where Bionik Mergerco merged with and into IMT, with IMT surviving the merger as a wholly owned subsidiary of Bionik. Bionik issued an aggregate of 23,650,000 shares of Company Common Stock in exchange for all shares of IMT Common Stock and IMT Preferred Stock outstanding immediately prior to April 21, 2016. All shares have been issued at March 31, 2017.

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

As a result of the acquisition of IMT, the Company acquired assets including three licensed patents, two license agreements, three FDA listed products, a FDA inspected manufacturing facility, extensive clinical and sales data, and international distributors. The Company retained an independent valuator to determine the purchase price allocation, which reflects the allocation of assets and goodwill. The following sets forth the purchase price allocation based on management’s best estimates of fair value, including a summary of major classes of consideration transferred and the recognized amounts of assets acquired and liabilities assumed at the acquisition date.

As at April 21, 2016 $
Fair value of 23,650,000 shares of common stock (a)	23,177,000
Fair value of vested stock options (b)	2,582,890
Allocation of purchase price:	25,759,890
Cash and cash equivalents	266,635
Accounts receivable	6,490
Inventories	188,879
Prepaid expenses and other current assets	16,839
Equipment	59,749
Liabilities assumed:
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance (d)	(1,436,164)
Net assets acquired	(2,129,089)
Patents and exclusive License Agreement	1,306,031
Trademark	2,505,907
Customer relationships	1,431,680
Non compete agreement	61,366
Assembled Workforce	275,720
Goodwill	22,308,275
25,759,890

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

3.	ACQUISITION – Continued

(a)	The fair value of common stock was based on $0.98 which was the closing market price of the Company’s common stock on April 21, 2016.

(b)	The fair value of the vested stock options was determined using the Black Scholes option pricing model with the following key assumptions: a risk free rate of 1.59%, dividend and forfeiture rates of 0% and expected volatility of 114% which is consistent with the Company’s assumptions (Note 10).

(c)	Pro forma information has not been presented for IMT as these operation have been consolidated for all days in the year ended March 31, 2017 except 20 days from April 20, 2016. These 20 days are not considered material.

(d)	Included in the net assets acquired was a loan issued to IMT in the amount of $300,000 under normal commercial terms. The loan carried an interest rate of 6% and were secured by all the assets of IMT subject to a $200,000 subordination to a third party financial services company, which was released in April 2016.

(e)	The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the year ended March 31, 2017:

Intangible assets acquired	Amortization period (years)	Value acquired	Expense March 31, 2017	Value at March 31, 2017
		$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	126,375	1,179,656
Trademark	Indefinite	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	134,931	1,296,749
Non compete agreement	2	61,366	28,918	32,448
Assembled Workforce	1	275,720	259,856	15,864
		5,580,704	550,080	5,030,624

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31,	March 31,
	2017	2016
	$	$
Prepaid expenses and other receivables	68,484	87,979
Prepaid insurance	136,896	107,259
Sales taxes receivable (i)	22,667	36,495
	228,047	231,733

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

5.	INVENTORY

	March 31, 2017	March 31, 2016
	$	$
Raw Materials	119,985	-
Work in Progress	108,264	-
	228,249	-

For the year ended March 31, 2017, $43,009 of inventory has been written off as it is not expected to be used as a result of an introduction of new versions of existing InMotion products and $124,416 as a result of physical inventory counts, both amounts have been written off to Cost of Sales.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars

6.	EQUIPMENT

Equipment consisted of the following as at March 31, 2017 and March 31 2016:

	March 31, 2017			March 31, 2016
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	250,538	204,258	46,280	152,246	96,379	55,867
Furniture and fixtures	36,795	26,096	10,699	22,496	10,118	12,378
Demonstration equipment	184,586	44,420	140,166	-	-	-
Manufacturing equipment	88,742	84,982	3,760	-	-	-
Tools and parts	11,422	4,472	6,950	11,422	2,917	8,505
Assets under capital lease	23,019	3,453	19,566	-	-	-
Balance, March 31, 2016	595,102	367,681	227,421	186,164	109,414	76,750

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the year ended March 31, 2017 was $79,868 (March 31, 2016 - $63,454).

7.	NOTES PAYABLE

Demand Notes payable

The Company has outstanding notes payable (“Notes”) of $330,600, acquired from IMT on April 21, 2016. Prior to the acquisition of IMT, amendments were executed to the Notes to accrue interest at a rate of prime, as reported by the Wall Street Journal, of 3.50% at the date of amendment and to defer the demand feature until the earlier of December 31, 2017 or the date when the Company raises new capital in excess of $15 million in cash. Loan amounts represented by one such Note are owed to a director of the Company for $150,689 at March 31, 2017.

Balance, March 31, 2016	$-
Acquisition of IMT (Note 3)	324,894
Accrued interest	5,706
Balance, March 31, 2017	$330,600

Interest expense incurred on the Notes totaled $5,706 for the year ended March 31, 2017, which are included in accrued liabilities.

Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of the secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. The Promissory Note, which matured in March 2016 and then September 2016, was further extended and now matures July 1, 2017, may be prepaid at any time, and is secured by substantially all the assets of one of the Company’s subsidiaries. Interest expense incurred on the Promissory Note totaled $18,740 for the year ended March 31, 2017.

Balance, March 31, 2016	$-
Acquisition of IMT (Note 3)	217,808
Accrued interest	18,740
Balance, March 31, 2017	$236,548

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

7.	NOTES PAYABLE – Continued

Convertible Loans Payable

In December 2016, several shareholders of the Company agreed to advance the Company $1,500,000 of convertible notes in three tranches: $500,000 upon origination of the convertible loans and $500,000 on each of January 15, 2017 and February 15, 2017. A further $500,000 was advanced in March, 2017 to bring the total of these convertible loans to $2,000,000. The convertible loans bore interest at 6% until the original due date of March 31, 2017 and $17,488 has been accrued and expensed as interest on these loans for the year ended March 31, 2017.

The convertible loans contain the following terms: convertible at the option of the holder at the price of the equity financing or payable on demand upon the completion of an equity financing greater than $5,000,000; automatically convertible at the price of the equity financing upon completion of an equity financing between $3,500,000 and $5,000,000; if no such equity financing is completed by November 15, 2017, then the loans shall become secured by a general security agreement over all assets of the Company; and, upon a change in control would either be payable on demand or convertible at the lesser of a price per share equal to that received by the parties in the change in control transaction or the market price of the shares. These conversion features were analyzed and determined to be contingent conversion features, accordingly, until the triggering event no beneficial conversion feature is recognized.

Prior to their maturity, the convertible loans were extended to November 15, 2017; the interest rate amended to 12%; the conversion option was amended so as to provide a 10% premium on conversion of both principal and accrued interest; and, the creditors were granted 300,0000 warrants exercisable for three years at a price per share equal to the price per share of the registrants next equity or equity-linked financing; however, these warrants have not yet been issued. The change in terms was determined to be a modification of the convertible loans. No value will be recognized for the warrants until the exercise price is known.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

As of March 31, 2017 the Company forgave advances receivable from the former Chief Technology Officer (“CTO”) for $22,182 (March 31, 2016 – $41,445) which resulted in this amount being a taxable benefit to this former executive. An outstanding loan to the Chief Operating Officer (“COO”) of the Company is for $18,731. The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and are denominated in Canadian dollars. During the year ended March 31, 2017, the Company accrued interest receivable in the amount of $707; the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

Accounts payable and accrued liabilities

(b)      As at March 31, 2017, $4,135 (March 31, 2016 - $2,694) was owing to the CEO of the Company; $Nil (March 31, 2016 – $3,284) was owing to the former CTO; $12,607 (March 31, 2016 - $8,812) was owing to the COO; and, $Nil (March 31, 2016 – $116) was owing to the Chief Financial Officer (“CFO”), all related to business expenses, all of which are included in accounts payable or accrued liabilities.

(c)      In connection with the acquisition of IMT, the Company acquired an license agreement dated June 8, 2009, with a director as a co-licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,6391. No sales have been made as the technology under this patent has not been commercialized.

(d)      As at March 31, 2017, $120,000 (March 31, 2016 - $Nil) in principal amount is payable to a director, which with accrued interest are due and payable the earlier of December 31, 2017 and the date the Company raises new capital exceeding $15 million cash (Note 7). In addition, the Company paid an aggregate of approximately $33,000 in principal and interest on demand loans in favor of the directors’ spouse at or about the effective date of the acquisition of IMT.

(e)      As at the effective date of the merger pursuant to the Merger Agreement, a director received an aggregate of 5,190,376 shares of the Company in return for his ownership of IMT securities, in addition to his IMT options which were as of the effective date of the merger exercisable for an aggregate of 360,231 shares of common stock of the Company.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL

	March 31, 2017		March 31, 2016
	Number of shares	$	Number of shares	$
Exchangeable Shares:
Balance beginning of period	50,000,000	50,000	50,000,000	50,000
Converted into common shares	(2,090,664)	(2,090)	-	-
Balance at end of period	47,909,336	47,910	50,000,000	50,000
Common Shares
Balance at beginning of the period	22,591,292	22,591	22,428,313	22,428
Shares issued on acquisition (Note 3)	23,650,000	23,650	-	-
Shares issued to exchangeable shareholders	2,090,664	2,090	-	-
Shares issued for services (f)	217,047	217	117,471	117
Options exercised	110,096	110	-	-
Warrants exercised	174,759	175	-	-
Cashless exercise of warrants (iv)	51,249	51	45,508	46
Balance at end of the period	48,885,107	48,884	22,591,292	22,591
TOTAL COMMON SHARES	96,794,443	96,794	72,591,292	72,591

(a)	On April 21, 2015, the Company issued 3,115,000 Units for gross proceeds of $2,492,000 to accredited investors in a fourth closing (the “Fourth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other related to the Fourth Closing of $338,960 and issued 311,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $435,682 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(b)	On May 27, 2015, the Company issued 1,418,750 Units for gross proceeds of $1,135,000 to accredited investors in a fifth closing (the “Fifth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Fifth Closing of $147,566 and issued 141,875 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $37,739 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(c)	On June 30, 2015, the Company issued 2,035,000 Units for gross proceeds of $1,628,000 to accredited investors in a sixth and final closing (the “Sixth Closing”). Each Unit consisted of one common share of the Company, and a warrant to purchase one common share of the Company at an exercise price of $1.40 per share exercisable for 4 years. The Company incurred share issue costs before legal and other costs related to the Sixth Closing of $211,656 and issued 203,500 broker warrants exercisable at $0.80 for a period of 4 years. The warrants were measured at fair value and recorded as a warrant liability on the consolidated balance sheet (Note 11). The fair value of the warrants exceeded the net proceeds received upon closing and as a result $74,625 was recorded as a loss on initial recognition of the warrants and included in the change in fair value of warrant derivative liability on the consolidated statements of operations and comprehensive loss.

(d)	During the year ended March 31, 2016, 53,223 shares of common stock related to services were issued. During the year ended March 31, 2016, 134,248 shares of common stock were issued related to investor relations and consulting services provided in 2016 valued at $75,600.

(e)	During the year ended March 31, 2016, 45,508 shares of common stock were issued as a result of a cashless exercise of 148,787 warrants with an exercise price of $0.80 under the terms of the warrant agreement. The value of the warrants on exercise was attributed to the shares on exercise. As a result, $60,966 was reclassified from warrant derivative liability to additional paid in capital.

(f)	During the year ended March 31, 2017, the Company issued 70,000 shares of common stock with a value of $59,500, 60,000 shares of common stock with a value of $36,000 and 87,047 shares of common stock with a value of $62,288 for services provided.

(g)	During the year ended March 31, 2017, the Company issued, 51,249 shares of common stock were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80.

(h)	On April 21, 2016, the Company acquired 100% of the capital stock of IMT through a transaction where Bionik issued 23,650,000 shares of common stock.

(i)	During the year ended March 31, 2017, 174,759 warrants were exercised for proceeds of $40,195 and 110,096 options were exercised for proceeds of $18,166.

(j)	During the ended March 31, 2017, holders of 2,090,664 exchangeable shares elected to convert their shares into shares of common stock of the Company.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL – Continued

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

The Special Voting Preferred Share is not entitled to receive any dividends or to receive any assets of the Company upon liquidation, and is not convertible into shares of common stock of the Company.

The voting rights of the Special Voting Preferred Share will terminate pursuant to and in accordance with the Trust Agreement. The Special Voting Preferred Share will be automatically cancelled.

10.	STOCK OPTIONS

The purpose of the Company’s equity incentive plan, is to attract, retain and motivate persons of training, experience and leadership to the Company, including their directors, officers and employees, and to advance the interests of the Company by providing such persons with the opportunity, through share options, to acquire an increased proprietary interest in the Company.

Options or other securities may be granted in respect of authorized and unissued shares, provided that the aggregate number of shares reserved for issuance upon the exercise of all options or other securities granted under the Plan shall not exceed 15% of the shares of common stock and Exchangeable Shares issued and outstanding (determined as of January 1 of each year). Optioned shares in respect of which options are not exercised shall be available for subsequent options.

On April 11, 2014 and June 20, 2014, the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the nine-month period ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014, was $230,930 and $118,957 respectively. An additional 62,912 options were cancelled during the year ended March 31, 2017. Stock compensation has been fully expensed on these options and so there is no compensation expense in the for the year ended March 31, 2017 and March 31, 2016.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as a result of the Merger, the options were re-valued at a fair value of $1,259,487, which vested immediately and were previously expensed as stock compensation expense in 2015. On October 8, 2016, 990,864 of these options were cancelled.

On February 17, 2015, the Company issued 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vest one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. Previously 110,100 options were cancelled and $26,164 in stock compensation was recorded for the year ended March 31, 2017.

On November 24, 2015, the Company issued 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 250,000 options were cancelled and stock compensation expense of $62,317 was recognized. During the year ended March 31, 2017, $142,438 in stock compensation expense was recognized.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS – Continued

On December 14, 2015, the Company issued 2,495,000 options granted to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the year ended March 31, 2016, 25,000 options were cancelled and for the year ended March 31, 2017, 40,000 options were cancelled and the year ended March 31, 2017 $407,208 of stock compensation expense was recognized.

On April 21, 2016, the Company issued 3,000,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT, of which 1,000,000 have an exercise price of $0.25, 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 3). For options that have not yet vested $102,989 has been recognized as stock compensation expense.

On April 26, 2016, the Company issued 250,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $213,750. During the year ended March 31, 2017, $66,104 was recognized as stock compensation expense.

On August 8, 2016, the Company issued 750,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $652,068. During the year ended March 31, 2017 $140,230 of stock compensation expense was recognized.

On February 6, 2017, the Company issued 400,000 options to an employee with an exercise price of $0.70 that will vest over three years at the anniversary date. The grant fair value was $245,200. During the year ended March 31, 2017, $12,163 of stock compensation expense was recognized.

On February 13, 2017, the Company issued 250,000 options to a consultant with an exercise price of $0.68 that will vest over one and one-half years, every six months. The grant fair value was $148,750. During the year ended March 31, 2017, $6,345 of stock compensation expense was recognized.

During the year ended March 31, 2017, the Company recorded $844,162 in share-based compensation related to the vesting of stock options (March 31, 2016 - $1,495,837), which includes $59,479 in recovery due to cancelled options that failed to vest.

These options at their respective grant dates were valued using the Black-Scholes option pricing model with the following key assumptions:

Grant date	Expected life in years	Risk free rate	Dividend rate	Forfeiture rate	Expected volatility	Grant date fair value
February 17, 2015	4	1.59%	0%	0%	114%	$136,613
July 1, 2014	3.35	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	5.32	1.59%	0%	0%	114%	$118,957
April 11, 2014	3.14	1.59%	0%	0%	114%	$230,930
November 24, 2015	6.00	1.59%	0%	0%	114%	$694,384
December 14, 2015	6.00	1.59%	0%	0%	114%	$1,260,437
April 21, 2016	8.50	1.59%	0%	0%	114%	$2,582,890
April 26, 2016	8.50	1.59%	0%	0%	114%	$213,750
August 8, 2016	6.30	1.59%	0%	0%	114%	$652,068
February 6, 2017	6.86	1.59%	0%	0%	114%	$245,200
February 13, 2017	6.86	1.59%	0%	0%	114%	$148,750

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, March 31, 2016	6,604,880	0.57
Issued	4,650,000	0.54
Exercised	(110,096)	0.17
Expired	(1,037,047)	0.27
Cancelled	(204,087)	0.55
Outstanding, March 31, 2017	9,903,650	0.59

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S.

10.	STOCK OPTIONS - Continued

The following is a summary of stock options outstanding and exercisable as of March 31, 2017:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	264,230	April 1, 2021	264,230
0.23	97,514	June 20, 2021	97,514
0.23	1,981,728	July 1, 2021	1,981,728
0.23	204,471	February 17, 2022	204,471
1.22	400,000	November 24, 2022	133,333
1.00	2,400,000	December 14, 2022	809,994
0.95	111,937	March 28, 2023	111,937
1.05	433,027	March 28, 2023	433,027
1.00	250,000	April 26, 2023	-
1.00	750,000	August 8, 2023	-
0.70	400,000	February 6, 2024	-
0.68	250,000	February 13, 2024	-
0.95	31,620	March 3, 2024	31,620
1.05	122,324	March 3, 2024	122,324
0.95	15,810	March 14, 2024	15,810
1.05	61,162	March 14, 2024	61,162
0.95	82,213	September 30, 2024	82,213
1.05	318,042	September 30, 2024	318,042
0.95	7,431	June 2, 2025	7,431
1.05	28,747	June 2, 2025	28,747
0.25	906,077	July 28, 2025	906,077
0.95	671,859	July 29, 2025	671,859
0.25	66,298	December 30, 2025	53,909
0.95	49,160	December 30, 2025	27,261
	9,903,650		6,362,689

The weighted-average remaining contractual term of the outstanding options is 5.12 (March 31, 2016 – 5.89) and for the options that are exercisable the weighted average is 6.02 (March 31, 2016 – 5.26).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

11.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, March 31, 2017	17,638,243	1.35

During the year ended March 31, 2017 a warrant holder exercised 262,045 warrants on a cash-less basis based on the terms of the warrant agreement and received 51,249 shares of common stock. (Note 9 (g)).

During the year ended March 31, 2016, a warrant holder exercised 148,787 warrants on a cash-less basis based on the terms of the warrant agreement and was issued 45,508 shares of common stock. (Note 9 (e)).

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of March 31, 2017:

Exercise Price ($)	Number of Warrants	Expiry Date
1.40	7,735,750	February 26, 2019
1.40	1,212,500	March 27, 2019
1.40	891,250	March 31, 2019
1.40	3,115,000	April 21, 2019
1.40	1,418,750	May 27, 2019
1.40	2,035,000	June 30, 2019
0.80	1,229,993	February 26, 2019
	17,638,243

The weighted-average remaining contractual term of the outstanding warrants was 1.77 (March 31, 2016 – 2.77).

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

In March 2017, 174,759 warrants were exercised for proceeds of $40,195 and the remaining 174,763 warrants expired.

BIONIK LABORATORIESCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

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

The Company has the option to redeem the warrants for $0.001 per warrant if the daily volume weighted-average price of the common shares is 200% or more of the exercise price for twenty consecutive trading days provided there is an effective registration statement covering the shares of common stock available throughout the thirty day period after the redemption date. The warrant holders then have thirty days to exercise the warrants or receive the redemption amount.

The Company’s derivative instruments have been measured at fair value at inception and at each reporting period using a simulation model. The Company recognizes all of its warrants with price protection on its consolidated balance sheet as a derivative liability.

The following summarizes the changes in the value of the warrant derivative liability from inception until March 31, 2017:

		Number of Warrants	Value ($)

Warrants issued in February 26, 2015 financing		8,509,325	550,374
Warrants issued in March 27, 2015 financing		1,333,750	1,036,325
Warrants issued in March 31, 2015 financing		980,375	759,290
Change in fair value of warrant derivative liability			6,036,659
Balance at March 31, 2015			8,382,648
Warrants issued in April 21, 2015 financing	Note 9(a)	3,426,500	2,588,722
Warrants issued in May 27, 2015 financing	Note 9(b)	1,560,625	1,025,173
Warrants issued in June 30, 2015 financing	Note 9(c)	2,238,500	1,490,969
Change in fair value of warrant derivative liability			(8,290,556)
Fair value of warrants exercised			(60,966)
Balance at March 31, 2016			5,135,990
Change in fair value of warrant derivative liability			(4,176,390)
Balance at March 31, 2017			959,600

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

11.	WARRANTS – Continued

During the year ended March 31, 2017, the Company recorded a gain of $4,176,230 on revaluation of the warrants, (March 31, 2016 – $8,290,556). The net impact is a gain of $4,176,230 is recorded as a change in fair value of warrant derivative liability within the Company’s consolidated statement of operations and comprehensive (loss) income.

The key inputs and assumptions used in the simulation model at inception and at March 31, 2017 and 2016 are as follows:

Grant date	Number of Warrants	Expected life in years	Exercise Price ($)	Risk free Rate	Dividend rate	Expected volatility	Fair value ($)
At Inception:
February 26, 2015	7,735,750	4	1.4	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.8	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.4	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.8	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.4	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.8	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.4	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.8	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.4	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.8	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.4	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.8	0.37%	0%	52.94%	134,457

At Year end:

March 31, 2016	16,408,250	2.91	1.4	0.21%	0%	62.96%	4,585,539
March 31, 2016	1,492,038	2.91	0.8	0.21%	0%	62.96%	550,451

At Year end:
March 31, 2017	16,408,250	1.91	1.4	0.65%	0%	53.58%	849,713
March 31, 2017	1,229,993	1.91	0.8	0.65%	0%	53.58%	109,887

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

Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock and an increase in the expected life would result in a directionally similar change in the estimated fair value of the warrant derivative liability. An increase in the risk free rate would result in a decrease in the fair value of the warrant derivative liability.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

12.	INCOME TAXES

Components of net (loss) income before income taxes consists of the following:

	Year ended March 31, 2017	Year ended March 31, 2016
	$	$
U.S.	(1,923,556)	4,706,413
Canada	(2,013,018)	(3,670,265)
	(3,936,574)	1,036,148

	Year ended March 31, 2017	Year ended March 31, 2016
	$	$
Net (loss) income for the year before recovery of income taxes	(3,936,574)	(1,036,148)

Statutory rate	35%	35%
Expected income tax (recovery) expense	(1,377,801)	362,652
Tax rate changes and other basis adjustments	59,484	195,108
Change in fair value of derivative liability	(1,461,681)	(2,709,894)
Stock-based compensation	350,683	512,693
Non-deductible expenses	(132,076)	(12,073)
Net DTA acquired	(546,122)	-
Change in valuation allowance	3,107,513	1,651,514
Recovery of income taxes	-	-

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

12.	INCOME TAXES – Continued

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	March 31,	March 31,
	2017	2016
	$	$
Equipment	73,520	52,331
Share issue costs	1,456	3,586
SR&ED pool	464,746	400,557
Other	629,266	215,202
Non-capital losses – Canada	2,067,203	1,587,439
Net operating losses - U.S.	4,534,710	589,491
Valuation allowance	(5,956,118)	(2,848,606)
	1,814,783	-
Intangibles and other	(1,814,783)	-
	-	-

The Company has non-capital losses in its Canadian subsidiary of approximately $7,800,000, which will expire between 2031 and 2037. The Company has net operating losses in the U.S. parent Company of $3,513,000, and net operating losses in the U.S. subsidiary of approximately $8,620,000, which will expire in 2037.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of March 31, 2017, the Company had no uncertain tax positions.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2017:

United States – Federal	2013 – present
United States – State	2013 – present
Canada – Federal	2012 – present
Canada – Provincial	2012 – present

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

13.	COMMITMENTS AND CONTINGENCIES

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

Commitments

On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement (Note 8(vi)), and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan the CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the CTO and COO 320,000 common shares. As at March 31, 2017, these shares have not yet been issued.

14.	RISK MANAGEMENT

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

15.	(LOSS) PER SHARE

Common stock equivalents (other than the Exchangeable Shares), options and warrants were excluded from the computation of diluted loss per share for the year ended March 31, 2017 (as their effects are anti-dilutive).

The reconciliation of diluted (loss) per share for the year ended March 31, 2016 is presented below:

Numerator
Net loss	$(1,036,148)
Change in fair value of warrant derivative liability	(7,742,555)
Net (loss) used in computation of diluted EPS	$(6,706,407)

Denominator
Basic weighted average number of shares outstanding	71,554,822
Warrants	8,429,435
Diluted weighted average number of shares outstanding	79,984,257

Diluted loss per share	$(0.08)

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

(Amounts expressed in U.S. Dollars)

16.	SUBSEQUENT EVENTS

1.	On May 23, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Agreement”) with Ginger Capital Investment Holding Ltd., a Hong Kong corporation (“Ginger Capital”), to establish a cooperative joint venture enterprise in the People’s Republic of China. The joint venture was established for the purposes of strengthening the economic cooperation and technical exchange between the parties and adopting advanced technology and scientific management methods through the distribution and promotion of the Company’s products in the People’s Republic of China, Hong Kong and Macau (the “Territory”). The registered capital of the joint venture will be ten million RMB or approximately US$1.45 million, which will be contributed entirely by Ginger Capital. The terms of the cooperation include the entering into a Distribution Agreement and License Agreement between the Company and the joint venture company for the commercialization of the Company’s products in the Territory. In consideration of granting rights to the joint venture enterprise to market and sell the Company’s products in the Territory, the joint venture enterprise is tasked with the responsibility of obtaining approval from the PRC Food and Drug Administration and such other approvals in order for such marketing and sale in the Territory to be conducted. The joint venture enterprise will be co-managed by the parties and each party will be represented at the board level by directors appointed by them. Any profit distribution will be 75% in favor of Ginger Capital and 25% in favor of the Company. In conjunction with the requirement of Ginger Capital to capitalize the joint venture enterprise, affiliates of Ginger Capital collectively invested or committed to invest $500,000 in the Company on May 23, 2016, and the Company issued or will issue to such affiliates of Ginger Capital convertible promissory notes (collectively, the “Note”) and three-year common stock purchase warrants (collectively, the “Warrant”). The Note bears interest at a fixed rate of 8% per annum, payable at the earlier of the one year anniversary of the Note and the consummation of a “qualified financing”, as defined in the Note (the “Maturity Date”). Upon an equity or equity-linked round of financing of the Company that raises gross proceeds of $3,000,000 or more (“New Round Stock”), the outstanding principal and accrued interest (the “Outstanding Balance”) shall convert into New Round Stock based upon the lesser of: (i) $0.50 per New Round Stock and (ii) the quotient obtained by dividing (x) the Outstanding Balance on the conversion date multiplied by 1.10 by (y) the actual price per New Round Stock in the Qualified Financing. Upon the Maturity Date, Ginger Capital shall further be issued the Warrant, exercisable into a number of shares of the Company’s common stock equal to (i) in the case of the conversion of the Note, 25% of the number of shares issued upon conversion and (ii) in the case of the repayment of the Note in cash, the number of shares of Common Stock equal to the quotient obtained by dividing the Outstanding Balance by 4. The exercise price per share is $0.60.

2.	On June 22, 2017, the Company entered into a Joint Development and Manufacturing Agreement with Wistron Medical Tech Holding Company (“Wistron”), pursuant to which the parties agreed to jointly design, engineer, and manufacture low-price, lower-body assistive robotic technologies for mass commercial sale within the consumer home products market (the “Joint Development Agreement”). Pursuant to the Joint Development Agreement, among other things, each party granted to the other a fully paid up, non-exclusive, royalty-free, non -transferable and non-sublicensable license under its background intellectual property to (i) develop the joint development product for commercialization and use; and (ii) use or manufacture, as the case may be, the joint development product to perform its obligations under the Joint Development Agreement. Additionally, the Company agreed to reimburse Wistron for all of its costs and expenses under the Joint Development Agreement (either through a mark-up on the cost of goods or through a payment for costs incurred), and shall own all developed intellectual property so long as the reimbursement obligations have been met.

3.	On May 25, 2017, the Company commenced an offer to amend and exercise to all of the holders of its $1.40 and $0.80 warrants, pursuant to which the Company offered such holders the right to amend their warrants to (a) reduce their respective exercise price to $0.25 per share of common stock (the “Amended Exercise Price”) in cash on the terms and condition set forth in the tender offer documents (the “Amended Warrants”) and (b) shorten the exercise period of the original warrants collectively so that they expire concurrently with the expiration of the tender offer at 11:59:59 pm (Eastern Standard Time) on June 27, 2017. At the closing on June 27, 2017, warrant holders exercised an aggregate of approximately 5.0 million warrants for approximately $1,250,000 pursuant to the terms of the offer to amend and exercise. The Company paid an aggregate of approximately $125,000 on placement agent fees with respect to the closing of the offer to amend and exercise. As a result, there remain approximately 12.7 million shares underlying warrants that may be issued upon future exercise, subject to an upward adjustment to such number of shares and a downward adjustment to the exercise price of the remaining warrants, based on existing price-based anti-dilution provisions in the remaining warrants.

