Form 10-Q
period 2017-06-30
Bionik Laboratories Corp.
filed 2017-08-14
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2017

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 10, 2017 53,885,279 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Iteim 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2017 and 2016

Index

Page

Unaudited Condensed Consolidated Interim Financial Statements	1

Condensed Consolidated Interim Balance Sheets as at June 30, 2017 (Unaudited) and March 31, 2017 (Audited)	2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three month periods ended June 30, 2017 and 2016	3

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited) for the three month periods ended June 30, 2017 and 2016	4

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the three month periods ended June 30, 2017 and 2016	5

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6-19

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)
	$	$
Assets
Current
Cash and cash equivalents	846,431	543,650
Accounts receivable	134,926	383,903
Prepaid expenses and other receivables (Note 4)	172,051	228,047
Inventories (Note 5)	255,546	228,249
Due from related parties (Note 8)(a)	19,366	18,731
Total Current Assets	1,428,320	1,402,580
Equipment (Note 6)	218,469	227,421
Technology and other assets (Note 3)	4,937,675	5,030,624
Goodwill (Note 3)	22,308,275	22,308,275
Total Assets	28,892,739	28,968,900

Liabilities and Shareholders’ Deficiency
Current
Accounts Payable (Notes 8(b) and 13)	890,624	784,726
Accrued liabilities (Notes 7 and 8(b))	1,223,130	1,228,657
Customer advances	229,862	121,562
Demand Loans (Note 7)	332,941	330,600
Promissory Notes payable (Note 7)	241,700	236,548
Convertible Loans (Note 7)	2,581,510	2,017,488
Deferred revenue	106,609	98,624
Warrant Derivative Liability (Note 11)	759,714	959,600
Total Current Liabilities	6,366,090	5,777,805
Shareholders’ Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized; Issued and outstanding - 1 (March 31, 2017 – 1)	-	-
Common Shares, par value $0.001; Authorized - 150,000,000 (March 31, 2017 – 150,000,000); Issued and outstanding 53,885,279 and 47,909,336 Exchangeable Shares (March 31, 2017 – 48,885,107 and 47,909,336 Exchangeable Shares) (Note 9)	101,794	96,794
Additional paid in capital	40,216,582	38,640,706
Deficit	(17,833,876)	(15,588,554)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	22,526,649	23,191,095
Total Liabilities and Shareholders’ Equity	28,892,739	28,968,900

Going Concern (Note 1)

Commitments and Contingencies (Note 12)

Subsequent Events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months Ended June 30, 2017	Three months Ended June 30, 2016
	$	$
Sales	87,520	164,191
Cost of Sales	29,300	58,875
Gross Margin	58,220	105,316

Operating expenses
Sales and marketing	445,525	82,198
Research and development	685,909	417,790
General and administrative	627,606	1,303,614
Share-based compensation expense (Notes 9(c) and 10)	251,048	219,248
Amortization (Note 3)	92,949	-
Depreciation (Note 6)	24,552	10,163
Total operating expenses	2,127,589	2,033,013

Other expenses (income)
Foreign exchange	98,561	-
Interest expense (Note 7)	72,766	15,234
Other income	(178)	(11,218)
Change in fair value of warrant derivative liability (Note 11)	4,804	391,059
Total other expenses (income)	175,953	395,075
Net loss and comprehensive loss for the period	(2,245,322)	(2,322,772)

Loss per share - basic and diluted	(0.02)	(0.03)
Weighted average number of shares outstanding – basic and diluted	96,959,284	82,050,549

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency)

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in US Dollars)

	Special Voting Preferred Stock		Common Stock		Additional Paid		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
	$		$		$	$	$	$
Balance, March 31, 2016	1	-	72,591,292	72,591	11,801,146	(11,651,980)	42,149	263,906
Shares issued to acquire IMT	-	-	23,650,000	23,650	23,153,350	-	-	23,177,000
Stock compensation acquired	-	-	-	-	2,582,890	-	-	2,582,890
Options exercised	-	-	110,096	110	18,056	-	-	18,166
Cashless exercise of warrants	-	-	51,249	51	43,511	-	-	43,562
Warrants exercised	-	-	174,759	175	40,020	-	-	40,195
Share compensation expense	-	-	217,047	217	1,001,733	-	-	1,001,950
Net loss for the year	-	-	-	-	-	(3,936,574)	-	(3,936,574)
Balance, March 31, 2017	1	-	96,794,443	96,794	38,640,706	(15,588,554)	42,149	23,191,095
Warrants exercised	-	-	5,000,172	5,000	1,120,038	-	-	1,125,038
Share compensation expense	-	-	-	-	251,048	-	-	251,048
Fair value adjustment for warrants exercised	-	-	-	-	204,790	-	-	204,790
Net loss for the period	-	-	-	-	-	(2,245,322)	-	(2,245,322)
Balance, June 30, 2017	1	-	101,794,615	101,794	40,216,582	(17,833,876)	42,149	22,526,649

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Condensed Consolidated Interim Statements of Cash Flows

for the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Three months ended
	June 30, 2017	June 30, 2016
	$	$
Operating activities
Net loss for the period	(2,245,322)	(2,322,772)
Adjustment for items not affecting cash
Depreciation	24,552	10,163
Amortization	92,949	-
Interest expense	72,766	15,234
Share based compensation expense	251,048	159,818
Shares issued for services	-	59,500
Change in fair value of warrant derivative liability	4,804	391,059
	(1,799,203)	(1,686,998)
Changes in non-cash working capital items
Accounts receivable	248,977	(113,870)
Prepaid expenses and other receivables	55,996	60,142
Due from related parties	(635)	(178)
Inventories	(27,297)	(71,380)
Accounts payable	104,648	(703,526)
Accrued liabilities	(5,428)	(382,629)
Customer advances	108,300	-
Deferred revenue	7,985	-
Net cash used in operating activities	(1,306,657)	(2,898,439)
Investing activities
Acquisition of equipment	(15,600)	-
Net cash used in investing activities	(15,600)	-
Financing activities
Proceeds from convertible loans	500,000	-
Proceeds on exercise of warrants	1,125,038	-
Cash acquired on acquisition	-	266,635
Net cash provided by financing activities	1,625,038	266,635
Net (increase) decrease in cash and cash equivalents for the period	302,781	(2,631,804)
Cash and cash equivalents, beginning of period	543,650	5,381,757
Cash and cash equivalents, end of period	846,431	2,749,953
Supplemental Information:
Assets acquired and liabilities assumed as at April 21, 2016:
Current assets, including cash of $266,635	478,843
Equipment	59,749
Intangible assets	5,580,704
Goodwill	22,308,275
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory Notes payable	(217,808)
Bionik advance	(1,436,164)
Non-cash consideration	25,759,890

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

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

References to the Company refer to the Company and its wholly owned subsidiaries, Bionik Acquisition Inc. and Bionik Canada. References to Drywave relate to the Company prior to the Merger.

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (“IMT”), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and the Company’s wholly owned subsidiary (Bionik Mergeco). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received an aggregate of 23,650,000 shares of the Company’s common stock.

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

Going Concern

As at June 30, 2017, the Company had a working capital deficit of $4,937,770 (March 31, 2017 - $4,375,225) and an accumulated deficit of $17,833,876 (March 31, 2017 - $15,588,554) and the Company incurred a net loss and comprehensive loss of $2,245,322 for the three month period ended June 30, 2017 (June 30, 2016 – $2,322,772).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantial or otherwise curtail operations.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS (continued)

The Company expects the forgoing, or a combination thereof, to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The condensed consolidated interim financial statements do not include any adjustments related to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these condensed consolidated interim financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements of the Company and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the year ended March 31, 2017. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Newly Adopted and Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the condensed consolidated interim financial statements of adopting ASU 2014-09 will be assessed by management.

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company has adopted this ASU No. 2014-15 as at and for the year ended March 31, 2017. There was no material effect on the condensed consolidated interim financial position or the consolidated results of operations and comprehensive income (loss).

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the condensed consolidated interim financial position or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the condensed consolidated interim financial position and the consolidated results of operations.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the condensed consolidated interim financial position and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this policy during the period and there was no impact on the condensed consolidated interim financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the condensed consolidated interim statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date.

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet amounted to $64,957 at June 30, 2017 and March 31, 2017. The Company also sells extended warranties of or additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $Nil of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three-month period ended June 30, 2017 (June 30, 2016 - $15,190).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

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

As at June 30, 2017 and March 31, 2017, the Company’s warrant derivative liability was measured at fair value at each reporting period using a simulation model based on Level 3 inputs.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the period.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts in U.S. Dollars)

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

As a result of the acquisition of IMT, the Company acquired assets including three licensed patents, two license agreements, three FDA listed products, an FDA inspected manufacturing facility, extensive clinical and sales data, and international distributors. The Company retained an independent valuator to determine the purchase price allocation, which reflects the allocation of assets and goodwill. The following sets forth the purchase price allocation based on management’s best estimates of fair value, including a summary of major classes of consideration transferred and the recognized amounts of assets acquired and liabilities assumed at the acquisition date.

As at April 21, 2016 $
Fair value of 23,650,000 shares of common stock (a)	23,177,000
Fair value of vested stock options (b)	2,582,890
Allocation of purchase price:	25,759,890
Cash and cash equivalents	266,635
Accounts receivable	6,490
Inventories	188,879
Prepaid expenses and other current assets	16,839
Equipment	59,749
Liabilities assumed:
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance (c)	(1,436,164)
Net assets acquired	(2,129,089)
Patents and exclusive License Agreement	1,306,031
Trademark	2,505,907
Customer relationships	1,431,680
Non compete agreement	61,366
Assembled Workforce	275,720
Goodwill	22,308,275
25,759,890

(a)	The fair value of common stock was based on $0.98, which was the closing market price of the Company’s common stock on April 21, 2016.

(b)	The fair value of the vested stock options was determined using the Black Scholes option pricing model with the following key assumptions: a risk free rate of 1.59%, dividend and forfeiture rates of 0% and expected volatility of 114% which is consistent with the Company’s assumptions (Note 10).

(c)	Included in the net assets acquired was a loan issued to IMT in the amount of $300,000 under normal commercial terms. The loan carried an interest rate of 6% and were secured by all the assets of IMT subject to a $200,000 subordination to a third party financial services company, which was released in April 2016.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts in U.S. Dollars)

3.	ACQUISITION (continued)

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the three month period ended June 30, 2017 and the year ended March 31, 2017:

Intangible assets acquired	Amortization period (years)	Value acquired	Expense March 31, 2017	Value at March 31, 2017	Expense June 30, 2017	Value at June 30, 2017
		$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	126,375	1,179,656	33,559	1,146,097
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	134,931	1,296,749	35,830	1,260,919
Non compete agreement	2	61,366	28,918	32,448	7,696	24,752
Assembled Workforce	1	275,720	259,856	15,864	15,864	-
		5,580,704	550,080	5,030,624	92,949	4,937,675

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

	June 30, 2017	March 31, 2017
	$	$
Prepaid expenses and sundry receivables	76,828	68,484
Prepaid insurance	81,166	136,896
Sales taxes receivable (i)	14,057	22,667
	172,051	228,047

(i) Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

5.	INVENTORIES

	June 30, 2017	March 31, 2017
	$	$
Raw materials	137,783	119,985
Work in progress	59,163	108,264
Finished Goods	58,600	-
	255,546	228,249

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

6.	EQUIPMENT

Equipment consisted of the following as at June 30, 2017 and March 31, 2017:

	June 30, 2017			March 31, 2017
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	250,538	209,805	40,733	250,538	204,258	46,280
Furniture and fixtures	36,795	26,623	10,172	36,795	26,096	10,699
Demonstration equipment	200,186	61,221	138,965	184,586	44,420	140,166
Manufacturing equipment	88,742	85,166	3,576	88,742	84,982	3,760
Tools and parts	11,422	4,813	6,609	11,422	4,472	6,950
Assets under capital lease	23,019	4,605	18,414	23,019	3,453	19,566
	610,702	392,233	218,469	595,102	367,681	227,421

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the period ended June 30, 2017 was $24,552 (June 30, 2016 - $10,163).

7.	NOTES PAYABLE

Demand Notes payable

The Company has outstanding notes payable (“Notes”) of $330,600, acquired from IMT on April 21, 2016. Prior to the acquisition of IMT, amendments were executed to the Notes to accrue interest at a rate of prime, as reported by the Wall Street Journal, of 3.50% at the date of amendment and to defer the demand feature until the earlier of December 31, 2017 or the date when the Company raises new capital in excess of $15 million in cash. Loan amounts represented by one such Note are owed to a former director of the Company for $151,737 at June 30, 2017 (March 31, 2017 - $150,689).

Balance, March 31, 2017	330,600
Accrued interest	2,341
Balance, June 30, 2017	$332,941

Interest expense incurred on the Notes totaled $2,341 for the three month period ended June 30, 2017 (June 30, 2016 - $3,325), which are included in accrued liabilities.

Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of the secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. The Promissory Note, which was scheduled to mature in March 2016 and then September 2016, was further extended and now matures October 31, 2017, may be prepaid at any time, and is secured by substantially all the assets of one of the Company’s subsidiaries. Interest expense incurred on the Promissory Note totaled $5,152 for the three months ended June 30, 2017 (June 30, 2016 - $3,890) and the Company paid $41,700 of this interest to the lender on July 5, 2017.

Balance, March 31, 2017	236,548
Accrued interest	5,152
Balance, June 30, 2017	$241,700

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

7.	NOTES PAYABLE (continued)

Convertible Loans Payable

(a) In December 2016, several shareholders of the Company agreed to advance the Company $1,500,000 of convertible notes in three tranches: $500,000 upon origination of the convertible loans and $500,000 on each of January 15, 2017 and February 15, 2017. A further $500,000 was advanced in March 2017 to bring the total of these convertible loans to $2,000,000. The convertible loans bore interest at 6% until the original due date of March 31, 2017 and $17,488 was accrued and expensed as interest on these loans for the year ended March 31, 2017. For the three months ended June 30, 2017, an additional $60,493 of interest was accrued and expensed on these convertible loans.

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

Prior to their maturity, the convertible loans were extended to November 15, 2017; the interest rate amended to 12%; the conversion option was amended so as to provide a 10% premium on conversion of both principal and accrued interest; and, the creditors were granted 300,0000 warrants exercisable for three years at a price per share equal to the price per share of the registrants next equity or equity-linked financing. The change in terms was determined to be a modification of the convertible loans. No value will be recognized for the warrants until the exercise price is known.

(b) In May 2017, the Company’s Chinese joint venture partners loaned the Company $500,000 with an interest rate of 8% convertible into the Company’s common shares upon a capital raise (“Qualified Financing”) where gross proceeds exceed $3,000,000 at the lesser of $0.50 and the quotient of the outstanding balance on conversion date by the price of the Qualified Financing. Additionally, the holders are entitled to warrants equaling 25% of the number of conversion shares to be issued at conversion. During the three months ended June 30, 2017, $3,529 of interest was accrued and expensed on these convertible loans.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

a)	Due from related parties

As of June 30, 2017 there was an outstanding loan to the Chief Technology Officer and director of the Company for $19,366 (March 31, 2017 - $18,731). The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the period ended June 30, 2017, the Company accrued interest receivable in the amount of $635 (March 31, 2017 - $707) the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

b)	Accounts payable and accrued liabilities

As at June 30, 2017, $8,882 (June 30, 2016 - $1,118) was owing to the CEO of the Company; $23,565 (June 30, 2016 - $16,941) was owing to the Chief Technology Officer; and, $1,946 (June 30, 2016 – $Nil was owing to the Chief Financial Officer, and $Nil was owing to the Chief Commercial Officer, all related to business expenses, all of which are included in accounts payable or accrued liabilities.

In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, pursuant to which the Company pays the licensors an aggregate royalty of 1% of sales based on patent #8,613,6391. No sales were made as the technology under this patent has not been commercialized. One of the licensors is a founder of IMT and a former officer and director of the Company.

As at June 30, 2017, $120,000 (June 30, 2016 - $120,000) in principal amount is payable to a former officer and director, which with accrued interest are due and payable the earlier of December 31, 2017 and the date the Company raises new capital exceeding $15 million cash (Note 7). In addition, the Company paid an aggregate of approximately $33,000 in principal and interest on demand loans in favor of the directors’ spouse at or about the effective date of the acquisition of IMT.

As at the effective date of the merger pursuant to the Merger Agreement, a former officer and director received an aggregate of 5,190,376 shares of the Company in return for his ownership of IMT securities, in addition to his IMT options which were as of the effective date of the merger exercisable for an aggregate of 360,231 shares of common stock of the Company.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	SHARE CAPITAL

	June 30, 2017		March 31, 2017
	Number of		Number of
	shares	$	shares	$
Exchangeable Shares:
Balance beginning of period/year	47,909,336	47,910	50,000,000	50,000
Converted into common shares	-	-	(2,090,664)	(2,090)
Balance at the end of period/year	47,909,336	47,910	47,909,336	47,910
Common Shares
Balance at beginning of the period	48,885,107	48,884	22,591,292	22,591
Shares issued on acquisition (Note 3)	-	-	23,650,000	23,650
Shares issued to exchangeable shares	-	-	2,090,664	2,090
Shares issued for services	-	-	217,047	217
Options exercised	-	-	110,096	110
Warrants exercise (a)	5,000,172	5,000	174,759	175
Cashless exercise of warrants	-	-	51,249	51
Balance at end of the period	53,885,279	53,884	48,885,107	48,884
TOTAL COMMON SHARES	101,794,615	101,794	96,794,443	96,794

(a)	During the three month period ended June 30, 2017, the Company consummated an offer to amend and exercise to its warrant holders, enabling them to exercise their outstanding warrants for $0.25 per share, and as a result, 5,000,172 common shares were issued for net proceeds of $1,125,038 (Note 11).

(b)	During the three month period ended June 30, 2016, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80. Under the terms of the warrant agreement the value of the warrants on exercise is attributed to the shares on exercise and the Company has recognized a value of $43,562.

(c)	The Company issued 70,000 common shares during the three month period ended June 30, 2016 for consulting services and recognized $59,500 of share compensation expense.

Special Voting Preferred Share

In connection with the Merger (Note 1), on February 26, 2015, the Company entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one share of the Special Voting Preferred Stock, par value $0.001 per share, of the Company (the Special Voting Preferred Share”) to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Preferred Share for the benefit of the holders of the Exchangeable Shares (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries have voting rights in the Company equivalent to what they would have had, had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries.

In connection with the Merger and the Trust Agreement, effective February 20, 2015, the Company filed a certificate of designation of the Special Voting Preferred Share (the “Special Voting Certificate of Designation”) with the Delaware Secretary of State. Pursuant to the Special Voting Certificate of Designation, one share of the Company’s blank check preferred stock was designated as the Special Voting Preferred Share. The Special Voting Preferred Share entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement.

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

For the three month periods ended June 30, 2017 and 2016 (unaudited)

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

On April 11, 2014 and June 20, 2014, the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the nine-month period ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014, was $230,930 and $118,957 respectively. An additional 62,912 options were cancelled during the year ended March 31, 2017. Stock compensation has been fully expensed on these options.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as result of the Merger, the options were re-valued at a fair value of $1,259,487,which vested immediately and were previously expensed as stock compensation expense in 2015. On October 8, 2016, 990,864 of these options were cancelled.

On February 17, 2015, the Company granted 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vested one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. Previously 110,100 options were cancelled and stock compensation has been fully expensed on these options.

On November 24, 2015, the Company granted 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 250,000 options were cancelled and during the first quarter $35,609 in stock compensation expense was recognized.

On December 14, 2015, the Company granted 2,495,000 options to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the years ended March 31, 2016 and 2017, 25,000 options and 40,000 options, respectively, were cancelled, and during the first quarter of fiscal 2018, 83,334 options were cancelled and $100,289 of stock compensation expense was recognized.

On April 21, 2016, the Company granted 3,000,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT of which 1,000,000 have an exercise price of $0.25, 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 3). For options that have not yet vested $10,169 has been recognized as stock compensation expense in the first quarter of 2017.

On April 26, 2016, the Company granted 250,000 options to an employee with an exercise price of $1.00 that vests over three years at the anniversary date. The grant fair value was $213,750. During the quarter ended June 30, 2017, $17,813 was recognized as stock compensation expense.

On August 8, 2016, the Company granted 750,000 options to an employee with an exercise price of $1.00 that vests over three years at the anniversary date. The grant fair value was $652,068. During the quarter ended June 30, 2017 $54,339 of stock compensation expense was recognized.

On February 6, 2017, the Company granted 400,000 options to an employee with an exercise price of $0.70 that vests over three years at the anniversary date. The grant fair value was $245,200. During the quarter ended June 30, 2017, $20,433 of stock compensation expense was recognized.

On February 13, 2017, the Company granted 250,000 options to a consultant with an exercise price of $0.68 that vests over one and one- half years, every six months. The grant fair value was $148,750. During the quarter ended June 30, 2017, $12,396 of stock compensation expense was recognized.

During the quarter ended June 30, 2017, the Company recorded $251,048 in share-based compensation related to the vesting of stock options (June 30, 2016 - $159,818).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	STOCK OPTIONS (continued)

The following is a summary of stock options outstanding and exercisable as of June 30, 2017:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	264,230	April 1, 2021	264,230
0.23	97,514	June 20, 2021	97,514
0.23	1,981,728	July 1, 2021	1,981,728
0.23	204,471	February 17, 2022	204,471
1.22	400,000	November 24, 2022	133,333
1.00	2,316,667	December 14, 2022	809,994
0.95	111,937	March 28, 2023	111,937
1.05	433,027	March 28, 2023	433,027
1.00	250,000	April 26, 2023	-
1.00	750,000	August 8, 2023	-
0.70	400,000	February 6, 2024	-
0.68	250,000	February 13, 2024	-
0.95	31,620	March 3, 2024	31,620
1.05	122,324	March 3, 2024	122,324
0.95	15,810	March 14, 2024	15,810
1.05	61,162	March 14, 2024	61,162
0.95	82,213	September 30, 2024	82,213
1.05	318,042	September 30, 2024	318,042
0.95	7,431	June 2, 2025	7,431
1.05	28,747	June 2, 2025	28,747
0.25	906,077	July 28, 2025	906,077
0.95	671,859	July 29, 2025	671,859
0.25	66,298	December 30, 2025	53,909
0.95	49,160	December 30, 2025	27,261
	9,820,317		6,362,689

The weighted-average remaining contractual term of the outstanding options was 5.81 (March 31, 2017 – 5.12) and for the options that are exercisable the weighted average was 5.70 (March 31, 2017 – 6.02)

11.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, March 31, 2017	17,638,243	1.35
Exercised	(5,000,172)	0.25
Dilution warrants issued to $0.80 warrant holders	83,752	0.749
Dilution warrants issued to $1.40 warrant holders	941,191	1.2933
Outstanding at June 30, 2017	13,663,014	1.241

During the three months period ended June 30, 2017, the Company consummated an offer to amend and exercise its outstanding warrants, enabling the holders of the warrants to exercise such warrants for $0.25 per share. The Company received net proceeds of $1,129,193. In addition due to an anti-dilution clause in the warrant agreement and additional 83,752 warrants were issued to the $0.80 warrant holders and 941,191 warrants were issued to the $1.40 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.80 to $0.7490 and from $1.40 to $1.2933 as a result of this transaction.

During the year ended March 31, 2017 a warrant holder exercised 262,045 warrants on a cashless basis based on the terms of the warrant agreement and received 51,249 shares of common stock.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS (continued)

During the year ended March 31, 2016, a warrant holder exercised 148,787 warrants on a cashless basis based on the terms of the warrant agreement and was issued 45,508 shares of common stock.

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding after the warrant offer, the additional warrant issue and the re-pricing of the warrants as of June 30, 2017:

Exercise Price ($)	Number of Warrants	Expiry Date
1.2933	5,873,289	February 26, 2019
1.2933	1,229,040	March 27, 2019
1.2933	328,166	March 31, 2019
1.2933	2,544,240	April 21, 2019
1.2933	1,201,164	May 27, 2019
1.2933	1,173,370	June 30, 2019
0.7490	1,313,745	February 26, 2019
	13,663,014

The weighted-average remaining contractual term of the outstanding warrants was 1.52 (March 31, 2017 – 1.77).

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

The Company’s derivative instruments have been measured at fair value at inception and at each reporting period using a simulation model. The Company recognizes all of its warrants with price protection on its condensed consolidated interim balance sheet as a derivative liability.

The following summarizes the changes in the value of the warrant derivative liability from inception until June 30, 2017:

		Number of Warrants	Value ($)
Warrants issued in February 26, 2015 financing		8,509,325	550,374
Warrants issued in March 27, 2015 financing		1,333,750	1,036,325
Warrants issued in March 31, 2015 financing		980,375	759,290
Change in fair value of warrant derivative liability			6,036,659
Balance at March 31, 2015			8,382,648
Warrants issued in April 21, 2015 financing		3,426,500	2,588,722
Warrants issued in May 27, 2015 financing		1,560,625	1,025,173
Warrants issued in June 30, 2015 financing		2,238,500	1,490,969
Change in fair value of warrant derivative liability			(8,290,556)
Fair value of warrants exercised			(60,966)
Balance at March 31, 2016			5,135,990
Change in fair value of warrant derivative liability			(4,176,390)
Balance at March 31, 2017			959,600
Change in fair value of warrant derivative liability			4,804
Fair value of warrants exercised	Note 9(a)		(204,790)
Balance at June 30, 2017			759,714

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	WARRANTS (continued)

During the period ended June 30, 2017, the Company recorded a loss of $4,804 on revaluation of the warrants, (June 30, 2016 – $391,059). The net impact is a gain of $199,986, which is recorded as a change in fair value of warrant derivative liability within the Company’s condensed consolidated interim statement of operations and comprehensive (loss) income.

The key inputs and assumptions used in the simulation model at inception and at June 30, 2017 and March 31, 2017 are as follows:

Grant date	Number of Warrants	Expected life in years	Exercise Price($)	Risk free Rate	Dividend rate	Expected volatility	Fair value ($)
At Inception:
February 26, 2015	7,735,750	4	1.40	0.44%	0%	51.83%	464,784
February 26, 2015	773,575	4	0.80	0.44%	0%	51.83%	85,590
March 27, 2015	1,212,500	3.92	1.40	0.43%	0%	52.37%	950,913
March 27, 2015	121,250	3.92	0.80	0.43%	0%	52.37%	85,412
March 31, 2015	891,250	3.91	1.40	0.41%	0%	52.45%	696,582
March 31, 2015	89,125	3.91	0.80	0.41%	0%	52.45%	62,708
April 21, 2015	3,115,000	3.85	1.40	0.68%	0%	51.54%	2,371,956
April 21, 2015	311,500	3.85	0.80	0.68%	0%	51.54%	216,766
May 27, 2015	1,418,750	3.76	1.40	0.46%	0%	51.74%	933,065
May 27, 2015	141,875	3.76	0.80	0.46%	0%	51.74%	92,108
June 30, 2015	2,035,000	3.66	1.40	0.37%	0%	52.94%	1,356,512
June 30, 2015	203,500	3.66	0.80	0.37%	0%	52.94%	134,457

At Year End:
March 31, 2017	16,408,250	1.91	1.40	0.65%	0%	53.58%	849,713
March 31, 2017	1,229,993	1.91	0.80	0.65%	0%	53.58%	109,887
At Period End
June 30, 2017	12,349,269	1.91	1.2933	0.65%	0%	53.58%	667,184
June 30, 2017	1,313,745	1.91	0.7490	0.65%	0%	53.58%	92,530

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

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

Commitments

On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement, and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan the former Chief Technology Officer and the new Chief Technology Officer had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former Chief Technology Officer and the new Chief Technology Officer 320,000 common shares. As at June 30, 2017 and March 31, 2017, these shares have not yet been issued.

13.	RISK MANAGEMENT

The Company’s cash balances are maintained in two banks in Canada and a Canadian Bank subsidiary in the US. US Bank Deposits held in banks in Canada are insured up to $100,000 CAD per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

Interest Rate Risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The Company has minimal exposure to fluctuations in the market interest rate. In seeking to minimize the risks from interest rate fluctuations the Company manages exposure through its normal operating and financing activities.

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

14.	SUBSEQUENT EVENTS

a) Subsequent to June 30, 2017, the Company granted at market price 250,000 options to a consultant and 1,500,000 options to an executive officer. In addition, the executive officer was also granted up to 500,000 additional performance options based on meeting sales targets for the years ending March 31, 2018 and 2019. The performance options will vest at market price if the performance objectives are met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes and the Company’s Annual Report on Form 10-K, for the year ended March 31, 2017 as filed with the Securities and Exchange Commission.

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Bionik, Inc.’s (IMT) operations are included since its acquisition on April 21, 2016 to June 30, 2017.

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

On April 21, 2016, we acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation. In return for acquiring IMT, IMT shareholders received or will receive up to an aggregate of 23,650,000 shares of our common stock. IMT’s legal name has been changed to Bionik, Inc. subsequent to April 21, 2016.

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

IMT also has a License Agreement with MIT for certain research and possible transfer of technology being done at MIT in the robotics area where Dr. Hermano Igo Krebs, our former Chief Science Officer and director, and Neville Hogan, an advisor and former director of IMT, are professors.

The IMT clinical products have been sold in over 20 countries, including the United States. IMT has a growing body of clinical data for its products. In addition, IMT’s manufacturing facility is compliant with ISO-13485 and FDA regulations.

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

Immediately prior to the closing of the Acquisition Transaction, we transferred all of the business, properties, assets, operations and goodwill of the Company (other than cash and cash equivalents), and liabilities as of March 6, 2013, to our then-existing wholly owned subsidiary, Strategic Dental Alliance, Inc., a Colorado corporation (“Strategic Dental Alliance”), and then transferred all of the capital stock of Strategic Dental Alliance to Brian E. Ray, a former officer and existing director (through March 20, 2015) and Jon Lundgreen, a former officer and director, pursuant to a Spin-Off Agreement (the “Spin-Off Agreement”). Also as of immediately prior to the closing of the Acquisition Transaction and the First Closing, we entered into an Assignment and Assumption Agreement with Tungsten 74 LLC, pursuant to which Tungsten 74 LLC assumed all of our remaining liabilities through the closing of the Acquisition Transaction (the “Assignment and Assumption Agreement”). Accordingly, as of the closing of the Acquisition Transaction and the First Closing, we had no assets or liabilities.

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

Between the closing of the Acquisition Transaction and June 30, 2015, we sold in a series of closing an aggregate of 16,408,250 units (the “Units”) for gross proceeds of $13,126,600 in a private placement offering (the “Offering”). Each Unit consisted of one share of common stock, par value $0.001 per share (the “Common Stock”) and a four year warrant (the “Warrant”) to purchase one share of Common Stock at an initial exercise price of $1.40 per share.

In addition, the placement agent in the Offering and its sub-agents were issued 10% warrant coverage for all Units sold in the Offering, exercisable at $0.80 per share for a period of 4 years.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to June 30, 2017, we have generated a deficit of $17,833,876.

We expect to incur additional operating losses during this quarter and through March 31, 2018 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

Our results of operations are presented for the three months ended June 30, 2017 with comparatives for the three months ended June 30, 2016.

The following is the commentary on the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 was $2,127,589 compared to $2,033,103 for the three months ended June 30, 2016, as further detailed below.

Sales and marketing expenses were $445,525 for the three months ended June 30, 2017 compared to $82,198 for the three months ended June 30, 2016. The sales and marketing team was expanded starting in August 2016, with the addition of four sales and marketing employees, including a Chief Commercial Officer. Prior years expenses included the two other sales employees and their expenses since the acquisition of IMT on April 21, 2016.

Research and development expenses were $685,909 for the three months ended June 30, 2017, compared to expenses of $417,790 for the three months ended June 30, 2016. The increase primarily relates to additional prototyping costs for our new product development projects nearing completion. .

For the three months ended June 30, 2017, we incurred general and administrative expenses of $627,606 compared to general and administrative expenses of $1,303,614 for the three months ended June 30, 2016. The decrease in these expenses is primarily due to legal, accounting, and audit costs related to the IMT acquisition in 2016, the change in our year-end from December 31 to March 31 which resulted in two audits for these periods and the set up costs of being a public company. In addition, the previous years costs included costs of our former Chief Operating Officer; this position was reallocated to research and development in the current fiscal year.

For the three months ended June 30, 2017, the Company recorded $251,048 in share-based compensation expense compared to $219,248 for the three months ended June 30, 2016.

Other Expenses

For the three months ended June 30, 2017, we incurred interest expenses of $72,766 compared to interest expenses of $15,234 for the three months ended June 30, 2016. The increase in interest expense relates to the Company having more interest bearing debt during the three month period ended June 30, 2017 when compared to June 30, 2016.

The Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the outstanding warrants, subject to certain important exceptions. Simultaneously, due to an anti-dilution clause, the number of shares of common stock that may be purchased upon exercise of each of these outstanding warrants shall be increased based on a pre-defined formula. During the three month periods ended June 30, 2017, the Company recorded a loss of $4,804 and in the three months ended June 30, 2016 a loss of $391,059, on re-measurement to fair value at period end which was recorded within the Company’s consolidated statements of operations and comprehensive loss and represents a non-cash item.

Foreign exchange loss for the period ended June 30, 2017, was $98,561 as compared $Nil for the period ended June 30, 2016. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Other Income

For the three months ended June 30, 2017, we had other income of $178 compared to other income of $11,218 for the three months ended June 30, 2016.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2017 amounted to $2,245,322 resulting in a loss per share of $(0.02) compared to a loss of $2,322,722 for the three months ended June 30, 2016, resulting in a loss per share of $(0.03).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds of $11,341,397. Since 2015 we have also obtained funds through additional government tax credits, by assuming new convertible debts totaling $2,500,000 and raised $1,125,038 in June, 2017 from its Warrant Offer. At June 30, 2017, the Company had cash and cash equivalents of $846,431.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, or we will be required to curtail or terminate some or all of our product lines or our operations. We are currently in discussions to raise additional debt capital which, if successful, will enable us to continue operations based on our current burn rate, to November, 2017 however, we cannot give any assurance at this time that we will successfully raise such capital or any other capital. The Company expects a combination of the foregoing and other financings, to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Additionally, we will need additional funds to respond to business opportunities including potential acquisitions of complementary technologies, protect our intellectual property, develop new lines of business and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We will also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations.

Net Cash Used in Operating Activities

During the three months ended June 30, 2017, we used cash in operating activities of $1,306,657 compared to $2,898,439 for the three months ended June 30, 2016. The decreased use of cash is mainly attributable to the lower loss in the three months ended June 30, 2017 over the three months ended June 30, 2016 due principally to lower general and administrative costs.

Net Cash Used in Investing Activities

During the three months ended June 30, 2017, net cash used in investing activities was $15,600 related to equipment purchases. For the three months ended June 30, 2016, net cash used in investing activities was $Nil.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,625,038 for the three months ended June 30, 2017 compared to cash provided by financing activities of $266,635 for the three months ended June 30, 2016. The increase in the three months ended June 30, 2017 is due to receipt of an additional $500,000 convertible loan and $1,125,038 received from the company’s offer to amend and exercise its outstanding warrants which closed in June 2017, which resulted in 5,001,172 common shares being issued.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The impact on the condensed consolidated interim financial statements of adopting ASU 2014-09 will be assessed by management.

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company has adopted this ASU No. 2014-15 as at and for the year ended March 31, 2017. There was no material effect on the condensed consolidated interim financial position or the consolidated results of operations and comprehensive income (loss).

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the condensed consolidated interim financial position or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the condensed consolidated interim financial position and the consolidated results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company has adopted this policy during the period and there was no impact on the condensed consolidated interim financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated interim financial statements

Off Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Dated: August 14, 2017	BIONIK LABORATORIES CORP.

	By:	/s/ Peter Bloch
Name: Peter Bloch
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

