Form 10-Q
period 2017-09-30
Bionik Laboratories Corp.
filed 2017-11-13
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2017

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (416) 640-7887

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 13, 2017, 55,885,279 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2017 and 2016

Index

Page
Unaudited Condensed Consolidated Interim Financial Statements	1

Condensed Consolidated Interim Balance Sheets as at September 30, 2017 (Unaudited) and March 31, 2017	2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and six month periods ended September 30, 2017 and 2016	3

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) for the six month period ended September 30, 2017 and year ended March 31, 2017 (Unaudited)	4

Condensed Consolidated Interim Statements of Cash Flows for the six month periods ended September 30, 2017 and 2016 (Unaudited)	5

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6-19

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at September 30, 2017 (Unaudited) $	As at March 31, 2017 (Note 2) $
Assets
Current
Cash and cash equivalents	136,080	543,650
Accounts receivable, net of allowance for doubtful accounts of $16,349 (March 31, 2017 - $10,000)	37,196	383,903
Prepaid expenses and other receivables (Note 5)	169,287	228,047
Inventories (Note 6)	231,442	228,249
Due from related parties (Note 9(a))	19,429	18,731
Total Current Assets	593,434	1,402,580
Equipment (Note 7)	196,231	227,421
Technology and other assets (Note 4)	4,860,690	5,030,624
Goodwill (Note 4)	22,308,275	22,308,275
Total Assets	27,958,630	28,968,900
Liabilities and Shareholders’ Deficiency
Current
Accounts Payable (Notes 9(b))	957,360	784,726
Accrued liabilities (Notes 8 and 9(b))	1,873,613	1,228,657
Customer advances	109,100	121,562
Demand Notes Payable (Note 8)	335,309	330,600
Promissory Notes payable (Note 8)	192,154	236,548
Convertible Loans Payable (Note 8(a) and (b))	3,530,095	2,017,488
Deferred revenue	87,851	98,624
Total Current Liabilities	7,085,482	4,818,205
Shareholders’ Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized; Issued and outstanding - 1 (March 31, 2017 – 1)	-	-
Common Shares, par value $0.001; Authorized - 250,000,000 (March 31, 2017 – 150,000,000); Issued and outstanding 53,885,279 and 47,909,336 Exchangeable Shares (March 31, 2017 – 48,885,107 and 47,909,336 Exchangeable Shares) (Notes 10 and 15)	101,794	96,794
Additional paid in capital	47,642,526	45,088,171
Shares to be issued (Note 10)	60,000	-
Deficit	(26,973,321)	(21,076,419)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	20,873,148	24,150,695
Total Liabilities and Shareholders’ Equity	27,958,630	28,968,900

Going Concern (Note 1)

Commitments and Contingencies (Note 13)

Subsequent Events (Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended Sept. 30, 2017	Six months ended Sept. 30, 2017	Three months ended Sept. 30, 2016	Six months ended Sept. 30, 2016
	$	$	$	$
			(Note 2)	(Note 2)
Sales	221,847	309,367	18,283	182,474
Cost of Sales	59,825	89,125	12,019	70,894
Gross Margin	162,022	220,242	6,264	111,580

Operating expenses
Sales and marketing	435,294	880,817	187,265	269,463
Research and development	715,400	1,401,309	813,773	1,231,563
General and administrative	1,505,528	2,133,134	577,853	1,881,467
Share compensation expense (Note 11)	762,208	1,013,256	204,842	424,090
Convertible debt accretion (Note 8)	74,073	74,073	-	-
Amortization (Note 4)	76,985	169,934	-	-
Depreciation (Note 7)	23,820	48,372	23,590	33,753
Total operating expenses	3,593,308	5,720,895	1,807,323	3,840,336

Other expenses (income)
Foreign Exchange	15,595	114,156	-	-
Interest expense (income) (Note 8)	167,594	240,360	(5,203)	10,031
Other income	886	708	(395,296)	(406,514)
Total other expenses (income)	184,075	355,224	(400,499)	(396,483)

Net loss and comprehensive loss for the period	(3,615,361)	(5,855,877)	(1,400,560)	(3,332,273)

Loss per share – basic	(0.04)	$(0.06)	(0.02)	(0.04)
Loss per share – diluted	(0.04)	$(0.06)	$(0.02)	$(0.04)

Weighted average number of shares outstanding – basic	101,794,615	99,335,514	85,924,462	87,232,426
Weighted average number of shares outstanding – diluted	101,794,615	99,335,514	85,924,462	87,232,426

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) for the six month period ended September 30, 2017 and the year ended March 31, 2017 (unaudited)

(Amounts expressed in US Dollars)

	Special Voting Preferred Stock		Common Stock (1)		Additional Paid	Shares to		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	be Issued	Deficit	Income	Total
		$		$	$	$	$	$	$
			(Note 2)	(Note 2)	(Note 2)		(Note 2)		(Note 2)
Balance, March 31, 2016	1	-	72,591,292	72,591	18,292,173	-	(13,007,017)	42,149	5,399,896
Shares issued to acquire IMT	-	-	23,650,000	23,650	23,153,350	-	-	-	23,177,000
Share compensation acquired	-	-	-	-	2,582,890	-	-	-	2,582,890
Options exercised	-	-	110,096	110	18,056	-	-	-	18,166
Cashless exercise of warrants	-	-	51,249	51	(51)	-	-	-	-
Warrants exercised	-	-	174,759	175	40,020	-	-	-	40,195
Share compensation expense	-	-	217,047	217	1,001,733	-	-	-	1,001,950
Net loss for the year	-	-	-	-	-	-	(8,069,402)	-	(8,069,402)
Balance, March 31, 2017	1	-	96,794,443	96,794	45,088,171	-	(21,076,419)	42,149	24,150,695
Warrants exercised	-	-	5,000,172	5,000	1,120,038	-	-	-	1,125,038
Share compensation expense	-	-	-	-	1,013,256	-	-	-	1,013,256
Fair value of warrants on convertible loans	-	-	-	-	380,036	-	-	-	380,036
Warrant down round feature (Note 12)	-	-	-	-	41,025	-	(41,025)	-	-
Shares to be issued	-	-	-	-	-	60,000	-	-	60,000
Net loss for the period	-	-	-	-	-	-	(5,855,877)	-	(5,855,877)
Balance, September 30, 2017	1	-	101,794,615	101,794	47,642,526	60,000	(26,973,321)	42,149	20,873,148

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

(1) Includes exchangeable shares

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows for the three months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

	Six months ended	Six months ended
	September 30, 2017 $	September 30, 2016 $
		(Note 2)
Operating activities
Net loss for the period	(5,855,877)	(3,332,273)
Adjustment for items not affecting cash
Depreciation	48,372	33,753
Amortization	169,934	-
Interest expense	234,463	10,031
Share based compensation expense	1,013,256	424,090
Convertible debt accretion	74,073	-
Shares issued for services	60,000	59,500
Allowance for doubtful accounts	(16,349)	-
	(4,272,128)	(2,804,899)
Changes in non-cash working capital items
Accounts receivable	363,056	(87,402)
Prepaid expenses and other receivables	58,760	91,430
Due from related parties	(698)	(63)
Inventories	(3,193)	(191,548)
Accounts payable	172,634	(696,874)
Accrued liabilities	644,955	(425,160)
Customer advances	(12,462)	41,800
Deferred revenue	(10,773)	108,482
Net cash used in operating activities	(3,059,849)	(3,964,234)
Investing activities
Acquisition of equipment	(17,182)	(6,848)
Net cash used in investing activities	(17,182)	(6,848)
Financing activities
Proceeds from convertible loans	1,598,715	-
Proceeds on exercise of warrants	1,125,038	-
Repayment of Promissory notes principal	(12,319)	-
Repayment of Promissory notes interest	(41,973)	-
Cash acquired on acquisition	-	266,635
Net cash provided by financing activities	2,669,461	266,635
Net decrease in cash and cash equivalents for the period	(407,570)	(3,704,447)
Cash and cash equivalents, beginning of period	543,650	5,381,757
Cash and cash equivalents, end of period	136,080	1,677,310

Supplemental Information:
Assets acquired and liabilities assumed as at April 21, 2016:
Current assets, including cash of $266,635	478,843
Equipment	59,749
Intangible assets	5,580,704
Goodwill	22,308,275
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory Notes payable	(217,808)
Bionik advance	(1,436,164)
Non-cash consideration	25,759,890

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

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

On February 26, 2015, the Company entered into a Share Exchange Agreement and related transactions whereby it acquired Bionik Laboratories Inc., a Canadian Corporation (“Bionik Canada”). Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the then outstanding common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 10).

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

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (“IMT”), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and the Company’s wholly owned subsidiary (“Bionik Mergeco”). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received an aggregate of 23,650,000 shares of the Company’s common stock.

Bionik Laboratories Corp. is a robotics company focused on providing rehabilitation and mobility solutions to individuals with neurological and mobility challenges from hospital to home. The Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility impaired individuals, including three products in the market and four products in varying stages of development. The InMotion Systems - the InMotion ARM, In Motion Wrist, InMotion Hand – are designed to provide intelligent, adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery. Bionik also has a lower-body exoskeleton - the ARKE - designed to allow paraplegics as well as other wheelchair users the ability to rehabilitate through walking. The Company is developing with a partner, a lower body product based on some of the ARKE technology, which should allow certain individuals to walk better, who have limited mobility. This product will be launched in the consumer home market.

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

Going Concern

As at September 30, 2017, the Company had a working capital deficit of $6,492,048 (March 31, 2017 - $3,415,625) and an accumulated deficit of $26,973,321 (March 31, 2017 - $21,076,419) and the Company incurred a net loss and comprehensive loss of ($5,855,877) for the six months period ended September 30, 2017 (September 30, 2016 – $(3,332,273)).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity or equity linked securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantial or otherwise curtail operations.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

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

2.	CHANGE IN ACCOUNTING POLICY

The FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities From Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments With Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception, allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update also means the instrument would not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period.

On consideration of the above factors, the Company elected to early adopt ASU 2017-11 on July 1, 2017, the ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

The early adoption allows the Company to reduce the cost and complexity of updating the fair value measurement each reporting period and eliminate the unnecessary volatility in reported earnings created by the revaluation when the Company’s shares’ value changes.

The Company presented the change in accounting policy through the retrospective application of the new accounting principle to all prior periods, as described in ASU No. 250-10-45-5, Accounting Changes and Error Corrections.

The following financial statement line items for the periods of three and six months ended September 30, 2016 were affected by the change in accounting principle.

Income statement

	Three months period ended September 2016			Six months period ended September 2016
	As originally reported	As adjusted	Effect of change	As originally reported	As adjusted	Effect of change
Sales	$18,283	$18,283	$-	$182,474	$182,474	$-
Cost of Sales	12,019	12,019	-	70,894	70,894	-
Total operating expenses	1,807,323	1,807,323	-	3,840,336	3,840,336	-
Total other expenses	(2,530,605)	(400,499)	2,130,106	(2,135,530)	(396,483)	1,739,047
Net income (loss) and comprehensive loss for the period	729,546	(1,400,560)	(2,130,106)	(1,593,226)	(3,332,273)	(1,739,047)
Net income (loss) per share	0.01	(0.04)	(0.05)	(0.02)	(0.06)	(0.04)

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

Balance sheet

	As at March 31, 2017
	As originally reported	As adjusted	Effect of change
Current assets	$1,402,580	$1,402,580	$-
Capital assets	227,421	227,421	-
Intangible assets	27,338,899	27,338,899	-
Total assets	28,968,900	28,968,900	-
Warrant derivative liability	959,600	-	(959,600)
Other current liabilities	4,818,205	4,818,205	-
Total liabilities	5,777,805	4,818,205	(959,600)
Common stock	96,794	96,794	-
Additional paid in capital	38,640,706	45,088,171	6,447,465
Retained earnings	(15,588,554)	(21,076,419)	(5,487,865)
Accumulated other comprehensive income	42,149	42,149	-
Total shareholders' equity	23,191,095	24,150,695	959,600
Total liabilities and shareholders' equity	28,968,900	28,968,900	-

The change in retained earnings consists of a change in net loss for the year ended March 31, 2017, changing from $3,936,574 to $8,069,402, a net change of $4,132,828, the remainder of the change included in the $5,487,865 noted above relates to periods prior to March 31, 2016.

Statement of cash flows

	As at September 30, 2016
	As originally reported	As adjusted	Effect of change
Net loss for the period	$(1,593,226)	$(3,332,273)	$(1,739,047)
Adjustment for items not affecting cash
Depreciation	33,753	33,753	-
Interest expense	10,031	10,031	-
Share-based compensation expense	424,090	424,090	-
Shares issued for service	59,500	59,500	-
Change in fair value of warrant derivative liability	(1,739,047)	-	1,739,047

Net cash used in operating activities	(3,964,234)	(3,964,234)	-
Net cash used in investing activities	(6,848)	(6,848)	-
Net cash provided by financing activities	266,635	266,635	-
Net decrease in cash and cash equivalents for the period	(3,704,447)	(3,704,447)	-
Cash and cash equivalents, beginning of period	5,381,757	5,381,757	-
Cash and cash equivalents, end of period	1,677,310	1,677,310	-

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the condensed consolidated interim financial position and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the condensed consolidated interim financial position and the consolidated results of operations.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amounted to $64,957 at September 30, 2017 and March 31, 2017. The Company also sells extended warranties of or additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $Nil of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three and six-month period ended September 30, 2017 (September 30, 2016 - $15,190 and $25,427, respectively).

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

4.	ACQUISITION

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

As at April 21, 2016
$
Fair value of 23,650,000 shares of common stock (a)	23,177,000
Fair value of vested stock options (b)	2,582,890
Allocation of purchase price:	25,759,890
Cash and cash equivalents	266,635
Accounts receivable	6,490
Inventories	188,879
Prepaid expenses and other current assets	16,839
Equipment	59,749
Liabilities assumed:
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance (c)	(1,436,164)
Net assets acquired	(2,129,089)
Patents and exclusive License Agreement	1,306,031
Trademark	2,505,907
Customer relationships	1,431,680
Non compete agreement	61,366
Assembled Workforce	275,720
Goodwill	22,308,275
25,759,890

(a)	The fair value of common stock was based on $0.98, which was the closing market price of the Company’s common stock on April 21, 2016.

(b)	The fair value of the vested stock options was determined using the Black Scholes option pricing model with the following key assumptions: a risk free rate of 1.59%, dividend and forfeiture rates of 0% and expected volatility of 114% which is consistent with the Company’s assumptions (Note 11).

(c)	Included in the net assets acquired was a loan issued to IMT in the amount of $300,000 under normal commercial terms. The loan carried an interest rate of 6% and were secured by all the assets of IMT subject to a $200,000 subordination to a third party financial services company, which was released in April 2016.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

4.	ACQUISITION (continued)

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the three and six months period ended September 30, 2017 and the year ended March 31, 2017:

Intangible assets acquired	Amortization		Expense March	Value at March	3 Months Expense	6 Months Expense	Value at
	period (years)	Value acquired	31, 2017	31, 2017	September	September	September
					30, 2017	30, 2017	30, 2017
		$	$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	126,375	1,179,656	33,522	67,081	1,112,575
Trademark	Indefinite	2,505,907	-	2,505,907	-	-	2,505,907
Customer relationships	10	1,431,680	134,931	1,296,749	35,792	71,622	1,225,127
Non compete agreement	2	61,366	28,918	32,448	7,671	15,367	17,081
Assembled Workforce	1	275,720	259,856	15,864	-	15,864	-
		5,580,704	550,080	5,030,624	76,985	169,934	4,860,690

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	September 30, 2017	March 31, 2017
	$	$
Prepaid expenses and sundry receivables	117,972	68,484
Prepaid insurance	19,671	136,896
Sales taxes receivable (i)	31,644	22,667
	169,287	228,047

(i)	Represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORIES

	September 30, 2017	March 31, 2017
	$	$
Raw materials	225,735	119,985
Work in progress	5,707	108,264
Finished Goods	-	-
	231,442	228,249

7.	EQUIPMENT

Equipment consisted of the following as at September 30, 2017 and March 31, 2017:

	September 30, 2017			March 31, 2017
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	252,120	214,817	37,303	250,538	204,258	46,280
Furniture and fixtures	36,795	27,123	9,672	36,795	26,096	10,699
Demonstration equipment	200,186	77,878	122,308	184,586	44,420	140,166
Manufacturing equipment	88,742	85,342	3,400	88,742	84,982	3,760
Tools and parts	11,422	5,138	6,284	11,422	4,472	6,950
Assets under capital lease	23,019	5,755	17,264	23,019	3,453	19,566
	612,284	416,053	196,231	595,102	367,681	227,421

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and six months period ended September 30, 2017 was $23,820 and $48,372 (September 30, 2016 - $23,590 and 33,753).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE

Demand Notes payable

The Company has outstanding notes payable (“Notes”) of $330,600, acquired from IMT on April 21, 2016. Prior to the acquisition of IMT, amendments were executed to the Notes to accrue interest at a rate of prime, as reported by the Wall Street Journal, of 3.50% at the date of amendment and to defer the demand feature until the earlier of December 31, 2017 or the date when the Company raises new capital in excess of $15 million in cash. Loan amounts represented by one such Note are owed to a former director of the Company for $152,795 at September 30, 2017 (March 31, 2017 - $150,689).

Balance, March 31, 2017	330,600
Accrued interest	4,709
Balance, September 30, 2017	$335,309

Interest expense incurred on the Notes totaled $2,341 and $4,709 for the three months and six months periods ended September 30, 2017 (September 30, 2016 - $1,138 and $4,463), which are included in accrued liabilities.

Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of the secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. The Promissory Note, which was originally scheduled to mature in March 2016 and was extended numerous times with a current maturity date of December 31, 2017; assuming $100,000 was repaid with interest on October 31, 2017, which was completed.

The remaining funds may be prepaid at any time, and is secured by substantially all the assets of one of the Company’s subsidiaries. Interest expense incurred on the Promissory Note totaled $5,152 and $9,898 for the three months and six months ended September 30, 2017 (September 30, 2016 - $5,042 and $8,932). The Company repaid $12,319 of principal amount and $41,973 of interest to the lender on July 5, 2017.

Balance, March 31, 2017	236,548
Accrued interest	9,898
Repayment of principal	(12,319)
Repayment of interest	(41,973)
Balance, September 30, 2017	$192,154

Convertible Loans Payable

(a)   In December 2016, several shareholders of the Company agreed to advance the Company $1,500,000 of convertible notes in three tranches: $500,000 upon origination of the convertible loans and $500,000 on each of January 15, 2017 and February 15, 2017. A further $500,000 was advanced in March 2017 to bring the total of these convertible loans to approximately $2,000,000. The convertible loans bore interest at 6% until the original due date of March 31, 2017 and $17,488 was accrued and expensed as interest on these loans for the year ended March 31, 2017.

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

On August 14, 2017, the Company entered into an amendment to these convertible loans, whereby the interest was changed to a fixed rate of 12% per year from April 1, 2017 to August 14, 2017, and 3% per month from August 14, 2017 to maturity, which was extended to the earlier of March 31, 2018 or consummation of a qualified financing. The conversion feature was modified to contain the following terms: upon the consummation of an equity or equity-linked round of with an aggregate gross proceeds of $7,000,000, without any action on part of the Holder, the outstanding principal, accrued and unpaid interest and premium amount equal to twenty-five percent (25%) of the principal amount less the accrued and unpaid interest, will be converted into shares of new round stock based upon the lesser of (a) the lowest issuance (or conversion) price of new round stock in case there is more than one tranche of new round stock or (b) twenty-five cents ($0.25).

Further, the Company issued warrants to these debt holders amounting to 20% of the aggregate principal of the convertible loans divided by the exercise price, which would be determined as the lowest of a new round stock in a qualified financing, the average volume weighted average price for the sixty trading days prior to January 31, 2018 or $0.25. The warrants have a term of five years.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE (Continued)

An additional $1,098,715 was received from these shareholders during the six months ended September 30, 2017 for a total of $3,098,690. For the three months and six months ended September 30, 2017, an additional $60,493 and $206,245 of interest was accrued and expensed on these convertible loans.

The Company has recognized a discount against the convertible loans for the relative fair value of the warrants and is accreting the discount using the effective interest rate method. The assumptions used in valuing the warrants using the binomial valuation model were as follows: exercise price of $0.25, volatility of 114%, risk-free interest rate of 1.91% and a term of five years.

The Company evaluated the fair value of the warrants attached to the convertible notes as $380,037 and recorded $74,073 warrant accretion expense in the six months period ended September 30, 2017.

Balance, March 31, 2017	2,017,488
Additional principal investment	1,098,715
Fair value of warrants	(380,037)
Accretion expense	74,073
Accrued Interest	206,245
Balance, September 30, 2017	$3,016,484

(b)  In May 2017, the Company’s Chinese joint venture partners loaned the Company $500,000 with an interest rate of 8% convertible into the Company’s common shares upon a capital raise (“Qualified Financing”) where gross proceeds exceed $3,000,000 at the lesser of $0.50 and the quotient of the outstanding balance on conversion date by the price of the Qualified Financing. Additionally, the holders are entitled to warrants equaling 25% of the number of conversion shares to be issued at conversion. During the three and six months ended September 30, 2017, $3,527 and $13,611 of interest was accrued and expensed on these convertible loans.

Balance, March 31, 2017	-
Additional principal investment	500,000
Accrued Interest	13,611
Balance, September 30, 2017	$513,611

9.	RELATED PARTY TRANSACTIONS AND BALANCES

a)	Due from related parties

As of September 30, 2017, there was an outstanding loan to the Chief Technology Officer and director of the Company for $19,429 (March 31, 2017 - $18,731). The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the period ended September 30, 2017, the Company accrued interest receivable in the amount of ($707) (March 31, 2017 - $707) the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

b)	Accounts payable and accrued liabilities

As at September 30, 2017, $34,957 (March 31, 2017 - $Nil) was owing to the CEO of the Company; $54,347 (March 31, 2017 - $Nil to the former CTO) was owing to the Chief Technology Officer; $15,405 (March 31, 2016 – $Nil) was owing to the Chief Financial Officer, $103,278 (March 31, 2016 – $97,500) was owing to the Chief Commercialization Officer, and $675,058 (March 31, 2016 – $4,135) was owing to the former CEO and current Chairman of the Board, all related to business, compensation and severance expenses, all of which are included in accounts payable or accrued liabilities.

In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, pursuant to which the Company pays the licensors an aggregate royalty of 1% of sales based on patent #8,613,6391. No sales were made as the technology under this patent has not been commercialized. One of the licensors is a founder of IMT and a former officer and director of the Company.

As at September 30, 2017, $120,000 (June 30, 2016 - $120,000) in principal amount is payable to a former officer and director, which with accrued interest are due and payable the earlier of December 31, 2017 and the date the Company raises new capital exceeding $15 million cash (Note 8). In addition, the Company paid an aggregate of approximately $33,000 in principal and interest on demand loans in favor of the director’s spouse at or about the effective date of the acquisition of IMT.

As at the effective date of the merger pursuant to the Merger Agreement, a former officer and director received an aggregate of 5,190,376 shares of the Company in return for his ownership of IMT securities, in addition to his IMT options which were as of the effective date of the merger exercisable for an aggregate of 360,231 shares of common stock of the Company.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	SHARE CAPITAL

	September 30, 2017		March 31, 2017
	Number of shares	$	Number of shares	$
Exchangeable Shares:
Balance beginning of period/year	47,909,336	47,910	50,000,000	50,000
Converted into common shares	-	-	(2,090,664)	(2,090)
Balance at the end of period/year	47,909,336	47,910	47,909,336	47,910
Common Shares
Balance at beginning of the period	48,885,107	48,884	22,591,292	22,591
Shares issued on acquisition (Note 3)	-	-	23,650,000	23,650
Shares issued to exchangeable shares	-	-	2,090,664	2,090
Shares issued for services	-	-	217,047	217
Options exercised	-	-	110,096	110
Warrants exercise (a)	5,000,172	5,000	174,759	175
Cashless exercise of warrants	-	-	51,249	51
Balance at end of the period	53,885,279	53,884	48,885,107	48,884
TOTAL COMMON SHARES	101,794,615	101,794	96,794,443	96,794

(a)	During the six months period ended September 30, 2017, the Company consummated an offer to amend and exercise to its warrant holders, enabling them to exercise their outstanding warrants for $0.25 per share, and as a result, 5,000,172 common shares were issued for net proceeds of $1,125,038 (Note 12).

(b)	During the six months period ended September 30, 2016, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80. Under the terms of the warrant agreement the value of the warrants on exercise is attributed to the shares on exercise and the Company has recognized a value of $43,562.

(c)	The Company has a commitment to issue 250,000 common shares to a consultant during the six months ended September 30, 2017 and recognized $60,000 in compensation expense. The Company issued 70,000 common shares during the six months period ended September 30, 2016 for consulting services and recognized $59,500 of share compensation expense.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS

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

On April 11, 2014 and June 20, 2014, the Company issued 657,430 and 264,230 options to employees and a consultant at an exercise price of $0.165 and $0.23, respectively, with a term of seven years. The options vest one-third on grant date and two thirds equally over the subsequent two years on the anniversary date. During the nine-month period ended December 31, 2014, 125,824 of the 657,430 options were cancelled. On February 26, 2015, as a result of the Merger, the options were re-valued. The fair value, as re-measured, of the 531,606 options issued in April 2014 and the 264,230 options issued in June 2014, was $230,930 and $118,957 respectively. An additional 62,912 options were cancelled during the year ended March 31, 2017. Share compensation has been fully expensed on these options.

On July 1, 2014, the Company issued 2,972,592 options to management of the Company, at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. On February 26, 2015, as result of the Merger, the options were re-valued at a fair value of $1,259,487,which vested immediately and were previously expensed as share compensation expense in 2015. On October 8, 2016, 990,864 of these options were cancelled.

On February 17, 2015, the Company granted 314,560 options to a director, employees and a consultant with an exercise price of $0.23, that vested one third immediately and two thirds over the next two anniversary dates with an expiry date of seven years. The grant date fair value of the options was $136,613. Previously 110,100 options were cancelled and share compensation has been fully expensed on these options.

On November 24, 2015, the Company granted 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 250,000 options were cancelled and in the three and six months ended September 30, 2017 35,609 and $71,219 in share compensation expense was recognized.

On December 14, 2015, the Company granted 2,495,000 options to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the years ended March 31, 2016 and 2017, 25,000 options and 40,000 options, respectively, were cancelled, and in the first three months, 83,334 options were cancelled and $100,289 of share compensation expense was recognized; on September 1, 2017, 666,667 options that were to vest equally December 14, 2017 and 2018 immediately vested. In the three and six months ended September 30, 2017 $298,573 and $396,523 compensation was recognized.

On April 21, 2016, the Company granted 3,000,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT of which 1,000,000 have an exercise price of $0.25, 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 3). For options that have not yet vested, share compensation expense in the first three months and the six months ended September 30, 2017 was $10,169 and $20,338 was recognized.

On April 26, 2016, the Company granted 250,000 options to an employee with an exercise price of $1.00 that vests over three years at the anniversary date. The grant date fair value was $213,750. During the three and six months ended September 30, 2017, $17,813 and $35,625 was recognized as share compensation expense.

On August 8, 2016, the Company granted 750,000 options to an employee with an exercise price of $1.00 that vests over three years at the anniversary date. The grant date fair value was $652,068. During the three months and six months ended September 30, 2017 $54,339 and $108,678 of share compensation expense was recognized.

On February 6, 2017, the Company granted 400,000 options to an employee with an exercise price of $0.70 that vests over three years at the anniversary date. The grant date fair value was $245,200. Share compensation expense was recognized for the three and six months ended September 30, 2017 of $20,433 and $40,867 was recognized.

On February 13, 2017, the Company granted 250,000 options to a consultant with an exercise price of $0.68 that vests over one and one-half years, every six months. The grant date fair value was $148,750. During the three months and six months ended September 30, 2017, $12,396 and $24,792 of share compensation expense was recognized.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS (Continued)

On August 3, 2017, 1,500,000 options at $0.21 to an executive officer, which vest equally over three future years. In addition, this executive officer was also granted up to 500,000 additional performance options based on meeting sales targets for the years ending March 31, 2018 and 2019. The performance options will vest at market price if the performance objectives are met. This grant had a grant date fair value of $387,209 and a share compensation expense of $15,093 was recognized for the three months ended September 30, 2017. These options were valued using the Black-Scholes model and the following inputs: expected life of 7 years, expected volatility 114% and a risk-free rate of 1.73%.

On September 1, 2017, the Company granted 12,215,354 options at $0.161 equally to an executive officer and a consultant. 2,040,892 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years. The grant date fair value was $1,832,304 and $305,384 is the current expenses for the three months ended September 30, 2017. These options were valued using the Black-Scholes model and the following inputs: expected life of 10 years, expected volatility 114% and a risk-free rate of 1.73%.

During the three and six month ended September 30, 2017, the Company recorded $762,208 and $1,013,256 in share-based compensation related to the vesting of stock options (September 30, 2016 - $204,842 and $424,090).

The following is a summary of stock options outstanding and exercisable as of September 30, 2017:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	264,230	April 1, 2021	264,230
0.23	97,514	June 20, 2021	97,514
0.23	1,981,728	July 1, 2021	1,981,728
0.23	204,471	February 17, 2022	204,471
1.22	400,000	November 24, 2022	133,333
1.00	1,650,000	December 14, 2022	1,476,661
0.95	111,937	March 28, 2023	111,937
1.05	433,027	March 28, 2023	433,027
1.00	250,000	April 26, 2023	83,333
1.00	750,000	August 8, 2023	250,000
0.70	400,000	February 6, 2024	-
0.68	250,000	February 13, 2024	83,333
0.95	31,620	March 3, 2024	31,620
1.05	122,324	March 3, 2024	122,324
0.95	15,810	March 14, 2024	15,810
1.05	61,162	March 14, 2024	61,162
0.95	82,213	September 30, 2024	82,213
1.05	318,042	September 30, 2024	318,042
0.95	7,431	June 2, 2025	7,431
1.05	28,747	June 2, 2025	28,747
0.25	906,077	July 28, 2025	906,077
0.95	671,859	July 29, 2025	671,859
0.25	66,298	December 30, 2025	53,909
0.95	49,160	December 30, 2025	27,261
0.21	2,000,000	August 3, 2024	-
0.161	12,215,354	September 1, 2027	2,035,892
	23,369,004		9,481,915

The weighted-average remaining contractual term of the outstanding options was 8.07 (March 31, 2017 – 5.12) and for the options that are exercisable the weighted average was 6.55 (March 31, 2017 – 6.02)

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, March 31, 2017	17,638,243	1.35
Exercised	(5,000,172)	0.25
Dilution warrants issued to $0.80 warrant holders	83,752	0.749
Dilution warrants issued to $1.40 warrant holders	941,191	1.2933
Outstanding at September 30, 2017	13,663,014	1.241

During the six months period ended September 30, 2017, the Company consummated an offer to amend and exercise its outstanding warrants, enabling the holders of the warrants to exercise such warrants for $0.25 per share. The Company received net proceeds of $1,129,193. In addition due to an anti-dilution clause in the warrant agreement and additional 83,752 warrants were issued to the $0.80 warrant holders and 941,191 warrants were issued to the $1.40 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.80 to $0.7490 and from $1.40 to $1.2933 as a result of this transaction. The Company measured the effects of the triggered anti-dilution clause using the binomial tree model and recorded a loss of $41,025 against retained earnings.

The Company issued 400,014 warrants exercisable at $0.25 for four years expiring June 27, 2020 to the firm who facilitated the warrant offer.

During the year ended March 31, 2017 a warrant holder exercised 262,045 warrants on a cashless basis based on the terms of the warrant agreement and received 51,249 shares of common stock.

During the year ended March 31, 2016, a warrant holder exercised 148,787 warrants on a cashless basis based on the terms of the warrant agreement and was issued 45,508 shares of common stock.

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding after the warrant offer, the additional warrant issue and the re-pricing of the warrants as of September 30, 2017:

Exercise Price ($)	Number of Warrants	Expiry Date
1.2933	5,873,289	February 26, 2019
1.2933	1,229,040	March 27, 2019
1.2933	328,166	March 31, 2019
1.2933	2,544,240	April 21, 2019
1.2933	1,201,164	May 27, 2019
1.2933	1,173,370	June 30, 2019
0.7490	1,313,745	February 26, 2019
	13,663,014

The weighted-average remaining contractual term of the outstanding warrants was 1.52 (March 31, 2017 – 1.77).

The exercise price and number of underlying shares with respect to the original $0.80 and the $1.40 warrants may be further adjusted pursuant to the anti-dilution provisions therein, as a result of the issuance of the convertible promissory notes and warrants. The anti-dilution provisions in these warrants is not triggered until the convertible promissory notes are converted, or the warrants are exercised, and the underlying shares can be determined in accordance with the terms thereunder.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months periods ended September 30, 2017 and 2016 (unaudited)

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

Commitments

On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement, and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan the former Chief Technology Officer and the new Chief Technology Officer had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former Chief Technology Officer and the new Chief Technology Officer 320,000 common shares, each. As at September 30, 2017 and March 31, 2017, these shares have not yet been issued.

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

15.	SUBSEQUENT EVENTS

(a)	Subsequent to September 30, 2017, the Company received an additional $1,099,984 from the lenders described in note 8(a) under the same terms and conditions.
(b)	Subsequent to September 30, 2017, an Exchangeable shareholder exchanged 2,000,000 exchangeable shares into Common Stock.
(c)	Subsequent to September 30, 2017, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 150,000,000 to 250,000,000.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Bionik, Inc.’s (IMT) operations are included since its acquisition on April 21, 2016 to September 30, 2017.

Nature of Company

Bionik Laboratories Corp. is a robotics company focused on providing rehabilitation and mobility solutions to individuals with neurological and mobility challenges from hospital to home. The Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility impair individuals, including three products in the market and four products in varying stages of development. The InMotion Systems - the InMotion ARM, In Motion Wrist, InMotion Hand – are designed to provide intelligent, adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery. Bionik also has a lower-body exoskeleton under development - the ARKE - designed to allow paraplegics as well as other wheelchair users the ability to rehabilitate through walking. Bionik is developing with a partner, a lower body product based on some of the ARKE technology which should allow certain individuals with limited mobility to walk better. This product is expected to be launched in the consumer home market.

The Company acquired its in-market FDA listed products on April 21, 2016, when it acquired all of the outstanding shares and, accordingly, all assets and liabilities of IMT, a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger, dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and the Company’s wholly owned subsidiary. The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as its wholly-owned subsidiary. As consideration, IMT shareholders received an aggregate of 23,650,000 shares of the Company’s common stock.

Through the acquisition of IMT, Bionik has added the portfolio focused on upper and lower extremity rehabilitation of stroke patients. Our product and development pipeline now includes three FDA listed upper extremity clinical rehabilitation products; a lower-body product InMotion AnkleBot is being developed for clinical trials, as well as other potential new development product candidates. In addition, our development team has begun improvements to our current products that are on the market to be more competitive. We plan to develop other biomechatronic solutions, including consumer-level medical assistive and rehabilitative products, through internal research and development and we may in the future further augment our product portfolio through technology acquisition opportunities.

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist have been characterized as Class II medical devices by the U.S. Food and Drug Administration (“FDA”) and are listed with the FDA to market and sell in the United States. The products have also been sold in over 20 other countries. In addition to these in-market products, the InMotion AnkleBot is a development candidate, and we are also developing the InMotion Home, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This is being developed on the same design platform as the InMotion clinical products. All of the above products are designed to provide intelligent, patient-adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery.

Two hundred and fifty of our clinical robotics products for stroke have been sold in over 20 countries, including the United States. We have a growing body of clinical data for our products. In addition, our Massachusetts-based manufacturing facility is compliant with ISO-13485 and FDA regulations.

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

As part of the Exchangeable Share Transaction, we entered into the following agreements, each dated February 26, 2015:

·	Voting and Exchange Trust Agreement (the “Trust Agreement”) with Bionik Canada and Computershare Trust Company of Canada (the “Trustee”); and

·	Support Agreement (the “Support Agreement”) with Acquireco and Bionik Canada.

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

From the inception of Bionik Canada on March 24, 2011 through to September 30, 2017, we have generated a deficit of $26,973,321.

We expect to incur additional operating losses during this quarter and through March 31, 2018 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

Our results of operations are presented for the three and six months ended September 30, 2017 with comparatives for the three and six months ended September 30, 2016.

Sales

The Company recorded revenue of $221,847 and $309,367 for the three and six months ended September 30, 2017 compared to $18,283 and $182,474 for the three and six months ended September 30, 2016. The increase in the revenues results from our growing sales team starting to deliver on a significant pipeline of opportunities, which we hope will continue in the future.

Cost of sales

The Company recorded cost of sales of $59,825 and $89,125 for the three and six months ended September 30, 2017, compared to $12,019 and $70,894 for the three and six months ended September 30, 2016.

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2017 was $3,593,308 and $5,720,895 compared to $1,807,323 and $3,840,336 for the three and six months ended September 30, 2016, as further detailed below.

Sales and marketing expenses for the three and six months ended September 30, 2017 was $435,294 and $880,817 compared to the three and six months ended September 30, 2016 of $187,265 and $269,463. The sales and marketing team was expanded starting in August 2016, and January through February 2017 with the addition of five sales and marketing employees, including a Chief Commercialization Officer, marketing and sales support to prepare for the launch of the new InMotion V2 product. Prior years expenses included two sales employees and their expenses since the acquisition of IMT on April 21, 2016.

Research and development expenses for the three and six months ended September 30, 2017 were $715,400 and $1,401,309 compared to the three and six months ended September 30, 2016 of $813,773 and $1,231,563. The increase for the six months ended September 30, 2017 compared to September 30, 2016, primarily relates to additional development and prototyping costs for our new product development projects.

For the three and six months ended September 30, 2017, we incurred general and administrative expenses of $1,505,528 and $2,133,134, compared to general and administrative expenses of $577,853 and $1,881,467 for the three and six months ended September 30, 2016. The increase in these expenses is primarily due to public company related expenses, the addition of a new employee and a consultant, as well as the amounts owing to the former CEO of the Company. The expenses for the three and six months period ended September 30, 2016 include the expenses related to the IMT acquisition in 2016. In addition, the previous year’s costs included cost of our former Chief Operating Officer; this position was reallocated to research and development in the current fiscal year.

For the three and six months ended September 30, 2017, the Company recorded $762,208 and $1,013,256 in share-based compensation expense compared to $204,842 and $424,090 for the three and six months ended September 30, 2016, due to the increase in options issued in 2017 over 2016.

For the three and six months ended September 30, 2017, the Company recorded $74,073 as warrant accretion expense compared to $Nil for the three and six months ended September 30, 2016 due to the amortization of the fair value of warrants related to the convertible notes.

Other Expenses

For the three and six months ended September 30, 2017, we incurred interest expenses of $167,594 and $240,360 compared to interest expenses (income) of $(5,203) and $10,031 for the three and six months ended September 30, 2016. The increase in interest expense relates to the Company having more interest bearing debt during the three and six month period ended September 30, 2017 when compared to September 30, 2016.

Some of the Company’s outstanding warrants include price protection provisions that allow for a reduction in the exercise price of the warrants in the event the Company subsequently issues common stock or options, rights, warrants or securities convertible or exchangeable for shares of common stock at a price lower than the exercise price of the outstanding warrants, subject to certain important exceptions. Simultaneously, due to an anti-dilution clause, the number of shares of common stock that may be purchased upon exercise of each of these outstanding warrants shall be increased based on a pre-defined formula

The adaptation of the FASB issued, ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities From Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments With Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception, allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update means the instrument does not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period.

The Company has adopted ASU No.2017-11 in the quarter ended September 30, 2017.

Other Income

For the three and six months ended September 30, 2017, the company had other income of $886 and $708 compared to other income of $395,296 and $406,514 for the three and six months ended September 30,2016. Prior year amounts are related to refundable scientific tax credits that the company is no longer eligible for.

Comprehensive Loss

Comprehensive loss for the three and six months ended September 30, 2017 amounted to $(3,615,361) and $(5,855,877) resulting in a loss per share of $(0.04) and $(0.06), compared to a loss of ($1,400,560) and ($3,332,273) for the three and six months ended September 30, 2016, resulting in a loss per share of $(0.02) and loss per share of $(0.04).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. The Company raised in its 2015 private offering net proceeds of $11,341,397. Since 2015, the Company also obtained funds through additional government tax credits, incurring new convertible indebtedness totaling $3,598,715 and raising $1,125,038 in June 2017 from its warrant solicitation. At September 30, 2017, the Company had cash and cash equivalents of $136,080.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, or we will be required to curtail or terminate some or all of our product lines or our operations. We are currently in discussions to raise additional convertible loans and equity which, if successful, will enable us to continue operations based on our current burn rate, to December, 2017; however, we cannot give any assurance at this time that we will successfully raise such capital or any other capital. The Company expects a combination of the foregoing and other financings, to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the six months ended September 30, 2017, we used cash in operating activities of $(3,059,849) compared to $(3,964,234) for the six months ended September 30, 2016. The decreased use of cash is mainly attributable to lower inventory levels and increased accounts payable liability in the six months ended September 30, 2017 over the six months ended September 30, 2016.

Net Cash Used in Investing Activities

During the six months ended September 30, 2017, net cash used in investing activities was $(17,182) (September 30, 2016 - ($6,848)) related to equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,669,461 for the six months ended September 30, 2017 compared to net cash provided by financing activities of $266,635 for the six months ended September 30, 2016. The increase in the six months ended September 30, 2017 is due to receipt of an additional $1,598,715 as convertible loans and $1,125,038 received from the company’s offer to amend and exercise its outstanding warrants which closed in June 2017, which resulted in 5,001,172 common shares being issued. The Company also paid back $12,319 of principal and $41,973 of interest to a promissory note holder.

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of AS 2016-01 will have on the condensed consolidated interim financial position and the consolidated results of operations.

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

Item 4. Controls and Procedures

During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial\ reporting.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective due to a lack of segregation of duties and as a result of a transition of duties with new management starting as of September 1, 2017.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 4.1 - Form of Allonge #2 to Common Stock Purchase Warrant

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

Dated: November 13, 2017	BIONIK LABORATORIES CORP.

	By:	/s/ Eric Dusseux
Name: Eric Dusseux
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

