Form 10-Q
period 2017-12-31
Bionik Laboratories Corp.
filed 2018-02-13
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2017

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from ____ to_____

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 13, 2018, 55,885,279 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2017 and 2016

Index

Page
Unaudited Condensed Consolidated Interim Financial Statements	1

Condensed Consolidated Interim Balance Sheets as at December 31, 2017 (Unaudited) and March 31, 2017	2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine month Periods ended December 31, 2017 and 2016	3

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) for the nine month period ended December 31, 2017 and year ended March 31, 2017 (Unaudited)	4

Condensed Consolidated Interim Statements of Cash Flows for the nine month periods ended December 31, 2017 and 2016 (Unaudited)	5

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6-19

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at December 31, 2017 (Unaudited) $	As at March 31, 2017 (Note 2) $
Assets
Current
Cash and cash equivalents	998,661	543,650
Accounts receivable, net of allowance for doubtful accounts of $16,349 (March 31, 2017 - $10,000)	306,572	383,903
Prepaid expenses and other receivables (Note 5)	145,044	228,047
Inventories (Note 6)	302,414	228,249
Due from related parties (Note 9(a))	19,374	18,731
Total Current Assets	1,772,065	1,402,580
Equipment (Note 7)	174,997	227,421
Technology and other assets (Note 4)	4,783,704	5,030,624
Goodwill (Note 4)	22,308,275	22,308,275
Total Assets	29,039,041	28,968,900
Liabilities and Shareholders’ Deficiency
Current
Accounts Payable (Notes 9(b))	794,875	784,771
Accrued liabilities (Notes 3, 8 and 9(b))	1,868,225	1,228,657
Customer advances	800	121,562
Demand Notes Payable (Note 8(a))	50,000	330,600
Promissory Notes payable (Note 8(b))	-	236,548
Convertible Loans Payable (Note 8(d), (e) and (f))	7,079,852	2,017,488
Short term loan (Note 8(c))	400,000	-
Deferred revenue	113,801	98,624
Total Current Liabilities	10,307,553	4,818,250
Shareholders’ Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized; Issued and outstanding - 1 (March 31, 2017 – 1)	-	-
Common Shares, par value $0.001; Authorized - 250,000,000 (March 31, 2017 – 150,000,000); Issued and outstanding 55,885,279 and 45,909,336 Exchangeable Shares (March 31, 2017 – 48,885,107 and 47,909,336 Exchangeable Shares) (Note 10)	101,794	96,794
Additional paid in capital	48,081,670	45,088,171
Shares to be issued (Note 10)	60,000	-
Deficit	(29,554,125)	(21,076,464)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	18,731,488	24,150,650
Total Liabilities and Shareholders’ Equity	29,039,041	28,968,900

Going Concern (Note 1)

Commitments and Contingencies (Note 13)

Subsequent Events (Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended Dec. 31, 2017	Nine months ended Dec. 31, 2017	Three months ended Dec. 31, 2016	Nine months ended Dec. 31, 2016
	$	$	$	$
			(Note 2)	(Note 2)
Sales	260,960	570,327	372,426	553,900
Cost of Sales	88,357	177,482	334,786	405,680
Gross Margin	172,603	392,845	37,640	148,220

Operating expenses
Sales and marketing	432,260	1,313,077	377,046	646,509
Research and development	546,350	1,947,659	571,671	1,803,234
General and administrative	783,784	2,916,917	409,669	2,291,136
Share compensation expense (Note 11)	271,001	1,284,257	227,540	651,630
Convertible debt accretion (Note 8)	216,302	290,375	-	-
Amortization (Note 4)	76,985	246,920	-	-
Depreciation (Note 7)	21,234	69,606	24,028	57,781
Total operating expenses	2,347,916	8,068,811	1,609,954	5,450,290

Other expenses (income)
Foreign Exchange	(11,485)	102,671	-	-
Interest expense (Note 8)	416,990	657,350	13,808	23,839
Other income	(59)	649	(4,363)	(410,877)
Total other expenses (income)	405,446	760,670	9,445	(387,038)

Net loss and comprehensive loss for the period	(2,580,759)	(8,436,636)	(1,581,759)	(4,915,032)

Loss per share – basic	(0.03)	$(0.08)	(0.02)	(0.05)
Loss per share – diluted	(0.03)	$(0.08)	$(0.02)	$(0.05)

Weighted average number of shares outstanding – basic	101,794,615	99,335,514	96,362,541	90,286,864
Weighted average number of shares outstanding – diluted	101,794,615	99,335,514	96,362,541	90,286,864

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) for the nine month period ended December 31, 2017 and the year ended March 31, 2017 (unaudited)

(Amounts expressed in US Dollars)

	Special Voting Preferred Stock		Common Stock (1)		Additional Paid	Shares to be		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Issued	Deficit	Income	Total
		$	(Note 2)	$ (Note 2)	$ (Note 2)	$	$ (Note 2)	$	$ (Note 2)
Balance, March 31, 2016	1	-	72,591,292	72,591	18,292,173	-	(13,007,062)	42,149	5,399,851
Shares issued to acquire IMT	-	-	23,650,000	23,650	23,153,350	-	-	-	23,177,000
Share compensation acquired	-	-	-	-	2,582,890	-	-	-	2,582,890
Options exercised	-	-	110,096	110	18,056	-	-	-	18,166
Cashless exercise of warrants	-	-	51,249	51	(51)	-	-	-	-
Warrants exercised	-	-	174,759	175	40,020	-	-	-	40,195
Share compensation expense	-	-	217,047	217	1,001,733	-	-	-	1,001,950
Net loss for the year	-	-	-	-	-	-	(8,069,402)	-	(8,069,402)
Balance, March 31, 2017	1	-	96,794,443	96,794	45,088,171	-	(21,076,464)	42,149	24,150,650
Warrants exercised	-	-	5,000,172	5,000	1,120,038	-	-	-	1,125,038
Share compensation expense	-	-	-	-	1,284,257	-	-	-	1,284,257
Fair value of warrants on convertible loans	-	-	-	-	548,179	-	-	-	548,179
Warrant down round feature (Note 12)	-	-	-	-	41,025	-	(41,025)	-	-
Shares to be issued	-	-	-	-	-	60,000	-	-	60,000
Net loss for the period	-	-	-	-	-	-	(8,436,636)	-	(8,436,636)
Balance, December 31, 2017	1	-	101,794,615	101,794	48,081,670	60,000	(29,544,125)	42,149	18,731,488

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

(1) Includes exchangeable shares

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows for the nine months periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

	Nine months	Nine months
	ended	ended
	December 31,	December 31,
	2017	2016
	$	$
		(Note 2)
Operating activities
Net loss for the period	(8,436,636)	(4,915,032)
Adjustment for items not affecting cash
Depreciation	69,606	57,781
Amortization	246,920	-
Interest expense	640,168	23,839
Share based compensation expense	1,284,257	592,130
Convertible debt accretion	290,375	-
Shares issued for services	60,000	59,500
Allowance for doubtful accounts	(16,349)	-
	(5,861,659)	(4,181,782)
Changes in non-cash working capital items
Accounts receivable	93,680	(247,359)
Prepaid expenses and other receivables	83,003	95,562
Due from related parties	(643)	532
Inventories	(74,165)	(120,894)
Accounts payable	10,104	(720,573)
Accrued liabilities	639,568	(492,047)
Customer advances	(120,762)	28,000
Deferred revenue	15,177	97,615
Net cash used in operating activities	(5,215,697)	(5,540,946)
Investing activities
Acquisition of equipment	(17,182)	(9,827)
Net cash used in investing activities	(17,182)	(9,827)
Financing activities
Proceeds from convertible loans	4,699,975	483,333
Proceeds on exercise of warrants	1,125,038	-
Repayment of Promissory note principal	(200,000)	-
Repayment of Promissory note interest	(49,505)	-
Repayment of Demand notes principal	(208,359)	-
Repayment of Demand notes interest	(79,259)	-
Proceeds from short term loan	400,000	-
Cash acquired on acquisition	-	266,635
Net cash provided by financing activities	5,687,890	749,968
Net decrease in cash and cash equivalents for the period	455,011	(4,800,805)
Cash and cash equivalents, beginning of period	543,650	5,381,757
Cash and cash equivalents, end of period	998,661	580,952

Supplemental Information:
Assets acquired and liabilities assumed as at April 21, 2016:
Current assets, including cash of $266,635	478,843
Equipment	59,749
Intangible assets	5,580,704
Goodwill	22,308,275
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory Notes payable	(217,808)
Bionik advance	(1,436,164)
Non-cash consideration	25,759,890

Interest paid or settled (Note 8(a) and (b))

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

The Company and its Operations

Bionik Laboratories Corp. (the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013 the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved on September 24, 2014.

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

Bionik Laboratories Corp. is a robotics company focused on providing rehabilitation and mobility solutions to individuals with neurological and mobility challenges from hospital to home. The Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility impaired individuals, including three products in the market and four products in varying stages of development. The InMotion Systems - the InMotion ARM, In Motion Wrist, InMotion Hand – are designed to provide intelligent, adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery. Bionik also has a lower-body exoskeleton - the ARKE - designed to allow paraplegics as well as other wheelchair users the ability to rehabilitate through walking. The Company is developing with a partner a lower body product based on some of the ARKE technology, which should allow certain individuals to walk better, who have limited mobility. This product is expected to be launched in the consumer home market.

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

Going Concern

As at December 31, 2017, the Company had a working capital deficit of $8,535,488 (March 31, 2017 - $3,415,670) and an accumulated deficit of $29,554,125 (March 31, 2017 - $21,076,464) and the Company incurred a net loss and comprehensive loss of ($8,436,636) for the nine months period ended December 31, 2017 (December 31, 2016 – $(4,915,032)).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern. The Company will require additional financing this year to fund its operations and it is currently working on securing this funding through the issuance of convertible promissory notes, corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity or equity linked securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantial or otherwise curtail operations.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

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

The FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities From Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments With Down Round Features II Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception, allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update also means the instrument would not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period.

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

The following financial statement line items for the periods indicated were affected by the change in accounting principle.

Income statement

	Three months period ended December			Nine months period ended December
	2016			2016
	As			As
	originally		Effect of	originally		Effect of
	reported	As adjusted	change	reported	As adjusted	change
Sales	$372,426	$372,426	$-	$553,900	$553,900	$-
Cost of Sales	334,786	334,786	-	405,680	405,680	-
Total operating expenses	1,609,954	1,609,954	-	5,450,290	5,450,290	-
Total other expenses	(761,896)	9,445	(771,341)	(2,897,426)	(387,038)	2,510,388
Net income (loss) and comprehensive loss for the period	(810,418)	(1,581,759)	(771,341)	(2,404,644)	(4,915,032)	(2,510,388)
Net income (loss) per share	(0.01)	(0.02)	(0.01)	(0.03)	(0.05)	(0.02)

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

Balance sheet

	As at March 31, 2017
	As
	originally		Effect of
	reported	As adjusted	change
Current assets	$1,402,580	$1,402,580	$-
Capital assets	227,421	227,421	-
Intangible assets	27,338,899	27,338,899	-
Total assets	28,968,900	28,968,900	-
Warrant derivative liability	959,600	-	(959,600)
Other current liabilities	4,818,205	4,818,250	45
Total liabilities	5,777,805	4,818,250	(959,555)
Common stock	96,794	96,794	-
Additional paid in capital	38,640,706	45,088,171	6,447,465
Retained earnings	(15,588,554)	(21,076,464)	(5,487,910)
Accumulated other comprehensive income	42,149	42,149	-
Total shareholders' equity	23,191,095	24,150,650	959,555
Total liabilities and shareholders' equity	28,968,900	29,968,900	-

The change in retained earnings consists of a change in net loss for the year ended March 31 2017, changing from $3,936,574 to $8,069,402, a net change of $4,132,828. The remainder of the change included in the $5,487,910 noted above relates to periods prior to March 31, 2016.

Statement of cash flows

	As at December 31, 2016
	As originally		Effect of
	reported	As adjusted	change
Net loss for the period	$(2,404,644)	$(4,915,032)	$(2,510,388)
Adjustment for items not affecting cash
Depreciation	57,781	57,781
Interest expense	23,839	23,839
Share-based compensation expense	592,130	592,130
Shares issued for service	59,500	59,500
Change in fair value of warrant derivative liability	(2,510,388)	-	2,510,388
Change in non-cash working capital items	(1,359,164)	(1,359,164)
Net cash used in operating activities	(5,540,946)	(5,540,946)	-
Net cash used in investing activities	(9,827)	(9,827)	-
Net cash provided by financing activities	749,968	749,968	-
Net decrease in cash and cash equivalents for the period	(4,800,805)	(4,800,805)	-
Cash and cash equivalents, beginning of period	5,381,757	5,381,757	-
Cash and cash equivalents, end of period	580,952	580,952	-

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

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

Newly Adopted and Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. For a public entity, early adoption is not permitted. The impact on the condensed consolidated interim financial statements of adopting ASU 2014-09 will be assessed by management.

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the condensed consolidated interim financial position and the consolidated results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this policy during the period and there was no impact on the condensed consolidated interim financial statements.

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

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. The Company is not early adopting this standard; however, we are currently assessing the impact that the eventual adoption of this standard will have on the Company.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amounted to $64,957 at December 31, 2017 and March 31, 2017. The Company also sells extended warranties of or additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $Nil of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three and nine month period ended December 31, 2017 (December 31, 2016 - $15,355 and $30,732, respectively).

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

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expand disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, due from related parties, demand notes payable, promissory notes payable, convertible notes payable, and short-term loans approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the period.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

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

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

4.	ACQUISITION (continued)

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the three and nine months period ended December 31, 2017 and the year ended March 31, 2017:

	Amortization	Value acquired	Expense March 31, 2017	Value at March 31, 2017	3 Months Expense December 31, 2017	9 Months Expense December 31, 2017	Value at December 31, 2017
Intangible assets acquired	period (years)	$	$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	126,375	1,179,656	33,522	100,604	1,079,052
Trademark	Indefinite	2,505,907	-	2,505,907	-	-	2,505,907
Customer relationships	10	1,431,680	134,931	1,296,749	35,792	107,414	1,189,335
Non compete agreement	2	61,366	28,918	32,448	7,671	23,038	9,410
Assembled Workforce	1	275,720	259,856	15,864	-	15,864	-
		5,580,704	550,080	5,030,624	76,985	246,920	4,783,704

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	December 31, 2017	March 31, 2017
	$	$
Prepaid expenses and sundry receivables	52,221	68,484
Prepaid insurance	70,165	136,896
Sales taxes receivable (i)	22,658	22,667
	145,044	228,047

(i) Represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORIES

	December 31, 2017	March 31, 2017
	$	$
Raw materials	264,334	119,985
Work in progress	14,283	108,264
Finished Goods	23,797	-
	302,414	228,249

7.	EQUIPMENT

Equipment consisted of the following as at December 31, 2017 and March 31, 2017:

	December 31, 2017			March 31, 2017
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	252,120	219,288	32,832	250,538	204,258	46,280
Furniture and fixtures	36,795	27,598	9,197	36,795	26,096	10,699
Demonstration equipment	200,186	92,539	107,647	184,586	44,420	140,166
Manufacturing equipment	88,742	85,509	3,233	88,742	84,982	3,760
Tools and parts	11,422	5,447	5,975	11,422	4,472	6,950
Assets under capital lease	23,019	6,906	16,113	23,019	3,453	19,566
	612,284	437,287	174,997	595,102	367,681	227,421

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and nine months period ended December 31, 2017 was $21,234 and $69,606 (December 31, 2016 - $24,028 and $57,781).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Expressed in U.S. Dollars)

8.	NOTES PAYABLE

(a) Demand Notes payable

The Company repaid on December 31, 2017, all outstanding demand notes payable (“Notes”) except Notes in the aggregate principal amount of $50,000, which was deferred to June 30, 2018 acquired from IMT on April 21, 2016.

Balance, March 31, 2017	330,600
Accrued interest	7,018
Repayment of principal	(208,359)
Repayment of interest	(79,259)
Balance, December 31, 2017	$50,000

Interest expense incurred on the Notes totaled $2,309 and $7,018 for the three months and nine months periods ended December 31, 2017 (December 31, 2016 - $2,367 and $3,467), which is included in accrued liabilities.

(b) Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of a secured promissory note (“Promissory Note”). The Promissory Note bore interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. Interest expenses incurred on the Promissory Note totaled $3,059 and $12,957 for the three and none months ended December 31, 2017 (December 31, 2016 - $5,041 and $13,973). The Promissory Note was paid in full during the quarter.

Balance, March 31, 2017	236,548
Accrued interest	12,957
Repayment of principal	(200,000)
Repayment of interest	(49,505)
Balance, December 31, 2017	$-

(c) Short term Loan

In December 2017, a company controlled by a Board member made a short-term loan to the Company of $400,000 with interest at 1.5% per month. Interest expenses incurred on the loan totaled $2,400 for the three and nine months ended December 31, 2017 (December 31, 2016 - $Nil and $Nil). The Company repaid this loan with interest of $3,200 in January 2018.

(d) Convertible Loans Payable

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

On August 14, 2017, the Company entered into an amendment to these convertible loans, whereby the interest was changed to a fixed rate of 12% per year from April 1, 2017 to August 14, 2017, and 3% per month from August 14, 2017 to maturity, which was extended to the earlier of March 31, 2018 or consummation of a qualified financing. The conversion feature was modified to contain the following terms: upon the consummation of an equity or equity-linked round of with an aggregate gross proceeds of $7,000,000, without any action on part of the Holder, the outstanding principal, accrued and unpaid interest and premium amount equal to (25%) of the principal amount less the accrued and unpaid interest, will be converted into shares of new round stock based upon the lesser of (a) the lowest issuance (or conversion) price of new round stock in case there is more than one tranche of new round stock or (b) ($0.25).

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

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE (Continued)

An additional $2,999,975 was received from these shareholders during the nine months ended December 31, 2017 for a total of $4,999,975. For the three months and nine months ended December 31, 2017, an additional $381,429 and $587,699 of interest was accrued and expensed on these convertible loans.

The Company has recognized a discount against the convertible loans for the relative fair value of the warrants and is accreting the discount using the effective interest rate method. The assumptions used in valuing the warrants using the binomial valuation model were as follows: exercise price of $0.25, volatility of 114%, risk-free interest rate of 1.91% and a term of five years.

The Company evaluated the fair value of the warrants attached to the convertible notes as $548,178 and recorded $290,375 of warrant accretion expense in the nine month period ended December 31, 2017.

Balance, March 31, 2017	2,017,488
Additional principal investment	2,999,975
Fair value of warrants	(548,178)
Accretion expense	290,375
Accrued Interest	587,699
Balance, December 31, 2017	$5,347,359

(e) In May 2017, the Company’s Chinese joint venture partners loaned the Company $500,000 at an interest rate of 8% convertible into the Company’s common shares upon a capital raise (“Qualified Financing”) where gross proceeds exceed $3,000,000 at the lesser of $0.50 and the quotient of the outstanding balance on the conversion date by the price of the Qualified Financing. Additionally, the holders are entitled to warrants equaling 25% of the number of conversion shares to be issued at conversion. During the three and nine months ended December 31, 2017, $10,082 and $23,693 of interest was accrued and expensed on these convertible loans.

Balance, March 31, 2017	-
Additional principal investment	500,000
Accrued Interest	23,693
Balance, December 31, 2017	$523,693

(f) In December 2017, investors of the Company advanced funds under a new convertible loan offering. These convertible loans bear interest at a fixed rate of 3% per month until the earlie of (a) January 31, 2018 and (b) the consummation of a qualified financing defined as gross proceeds of no less than $7,000,000 and up to $14,000,000 raised in one or more tranches. On the maturity date, without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the notes will be converted into shares of new round stock based upon a (15%) discount to the lesser of (i) (A) the VWAP average of the last 30 days ending on the closing of the qualified financing (or, in the event of multiple closings, the lowest VWAP average of the last 30 days ending on each closing of a qualified financing) in the event of a maturity date referred to in clause (b) of the definition thereof, or (B) the VWAP average of the last 30 days before the maturity date in the event of a maturity date referred to in clause (a) of the definition thereof, and (ii) ($0.18).

$1,200,000 was received from these investors during the nine months ended December 31, 2017 and $8,800 of interest was accrued and expensed on these convertible loans for the three months and nine months ended December 31, 2017.

Balance, March 31, 2017	-
Additional principal investment	1,200,000
Accrued Interest	8,800
Balance, December 31, 2017	$1,208,800

9.	RELATED PARTY TRANSACTIONS AND BALANCES

a) Due from related parties

As of December 31, 2017, there was an outstanding loan to the Chief Technology Officer and director of the Company for $19,374 (March 31, 2017 - $18,731). The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the nine months ended December 31, 2017, the Company accrued interest receivable in the amount of ($649) (March 31, 2017 - $707). The remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

b) Accounts payable and accrued liabilities

As at December 31, 2017, $89,141 (March 31, 2017 - $Nil) was owing to the CEO of the Company; $47,307 (March 31, 2017 - $Nil to the former CTO) was owing to the Chief Technology Officer; $16,592 (March 31, 2017 – $Nil) was owing to the Chief Financial Officer, $97,500 (March 31, 2017 – $97,500) was owing to the Chief Commercialization Officer, and $639,375 (March 31, 2017 – $4,135) was owing to the former CEO and current Chairman of the Board, all related to business, compensation and severance expenses, all of which are included in accounts payable or accrued liabilities.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

9.	RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, pursuant to which the Company pays the licensors an aggregate royalty of 1% of sales based on patent #8,613,6391. No sales were made, as the technology under this patent has not been commercialized. One of the licensors is a founder of IMT and a former officer and director of the Company.

As at the effective date of the merger pursuant to the Merger Agreement, a former officer and director received an aggregate of 5,190,376 shares of the Company in return for his ownership of IMT securities, in addition to his IMT options which were as of the effective date of the merger exercisable for an aggregate of 360,231 shares of common stock of the Company.

10.	SHARE CAPITAL

	December 31, 2017		March 31, 2017
	Number of		Number of
	shares	$	shares	$
Exchangeable Shares:
Balance beginning of period/year	47,909,336	47,910	50,000,000	50,000
Converted into common shares	(2,000,000)	(2,000)	(2,090,664)	(2,090)
Balance at the end of period/year	45,909,336	45,910	47,909,336	47,910
Common Shares
Balance at beginning of the period	48,885,107	48,884	22,591,292	22,591
Shares issued on acquisition (Note 3)	-	-	23,650,000	23,650
Shares issued to exchangeable shares	2,000,000	2,000	2,090,664	2,090
Shares issued for services	-	-	217,047	217
Options exercised	-	-	110,096	110
Warrants exercise (a)	5,000,172	5,000	174,759	175
Cashless exercise of warrants	-	-	51,249	51
Balance at end of the period	55,885,279	55,884	48,885,107	48,884
TOTAL COMMON SHARES	101,794,615	101,794	96,794,443	96,794

(a)	During the nine month period ended December 31, 2017, the Company consummated an offer to amend and exercise to its warrant holders, enabling them to exercise their outstanding warrants for $0.25 per share, and as a result, 5,000,172 common shares were issued for net proceeds of $1,125,038 (Note 12).

(b)	During the nine month period ended December 31, 2016, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80. Under the terms of the warrant agreement the value of the warrants on exercise is attributed to the shares on exercise and the Company has recognized a value of $43,562.

(c)	The Company has a commitment to issue 250,000 common shares to a consultant during the nine months ended December 31, 2017 and recognized $60,000 as compensation expense in general and administrative investor related services. The Company issued 70,000 common shares during the nine months period ended December 31, 2016 for consulting services and recognized $59,500 of share compensation expense.

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

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

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

On November 24, 2015, the Company granted 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 250,000 options were cancelled and in the three and nine months ended December 31, 2017, $35,609 and $106,828 in share compensation expense was recognized.

On December 14, 2015, the Company granted 2,495,000 options to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the years ended March 31, 2016 and 2017, 25,000 options and 40,000 options, respectively, were cancelled, and in the first nine months ended December 31, 2017, 351,667 options were cancelled. On September 1, 2017, 666,667 options that were to vest equally December 14, 2017 and 2018 immediately vested. In the three and nine months ended December 31, 2017 $45,396 and $450,690 in compensation was recognized.

On April 21, 2016, the Company granted 3,000,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT of which 1,000,000 have an exercise price of $0.25, 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 3). For options that have not yet vested, share compensation expense in the first three months and the nine months ended December 31, 2017 was $10,169 and $30,508 was recognized.

On April 26, 2016, the Company granted 250,000 options to an employee with an exercise price of $1.00 that vests over three years at the anniversary date. The grant date fair value was $213,750. During the three and nine months ended December 31, 2017, $17,813 and $53,438 was recognized as share compensation expense.

On August 8, 2016, the Company granted 750,000 options to an employee with an exercise price of $1.00 that vests over three years at the anniversary date. The grant date fair value was $652,068. During the three months and nine months ended December 31, 2017 $54,339 and $163,017 of share compensation expense was recognized.

On February 6, 2017, the Company granted 400,000 options to an employee with an exercise price of $0.70 that vests over three years at the anniversary date. The grant date fair value was $245,200. Share compensation expense was recognized for the three and nine months ended December 31, 2017 of $20,433 and $61,300 was recognized.

On February 13, 2017, the Company granted 250,000 options to a consultant with an exercise price of $0.68 that vests over one and one-half years, every six months. The grant date fair value was $148,750. During the three months and nine months ended December 31 2017, $12,390 and $37,188 of share compensation expense was recognized.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS (Continued)

On August 3, 2017, 1,500,000 options at $0.21 to an executive officer, which vest equally over three future years. In addition, this executive officer was also granted up to 500,000 additional performance options based on meeting sales targets for the years ending March 31, 2018 and 2019. The performance options will vest at market price if the performance objectives are met. This grant had a grant date fair value of $387,209 and a share compensation expense of $22,639 and $37,370 was recognized for the three and nine months ended December 31, 2017. These options were valued using the Black-Scholes model and the following inputs: expected life of 7 years, expected volatility 114% and a risk-free rate of 1.73%.

On September 1, 2017, the Company granted 12,215,354 options at $0.161 equally to an executive officer and a consultant. 2,035,892 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years. The grant date fair value was $1,832,304 and $38,173 and $343,919 is the current expenses for the three and nine months ended December 31, 2017. These options were valued using the Black-Scholes model and the following inputs: expected life of 10 years, expected volatility 114% and a risk-free rate of 1.91%.

During the three and nine months ended December 31, 2017, the Company recorded $271,001 and $1,284,257 in share-based compensation related to the vesting of stock options (December 31, 2016 - $227,540 and $592,130).

The following is a summary of stock options outstanding and exercisable as of December 31, 2017:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	264,230	April 1, 2021	264,230
0.23	97,514	June 20, 2021	97,514
0.23	1,981,728	July 1, 2021	1,981,728
0.23	204,471	February 17, 2022	204,471
1.22	400,000	November 24, 2022	266,667
1.00	2,078,333	December 14, 2022	1,803,333
0.95	111,937	March 28, 2023	111,937
1.05	433,027	March 28, 2023	433,027
1.00	250,000	April 26, 2023	83,333
1.00	750,000	August 8, 2023	250,000
0.70	400,000	February 6, 2024	-
0.68	250,000	February 13, 2024	166,667
0.95	31,620	March 3, 2024	31,620
1.05	122,324	March 3, 2024	122,324
0.95	15,810	March 14, 2024	15,810
1.05	61,162	March 14, 2024	61,162
0.95	82,213	September 30, 2024	82,213
1.05	318,042	September 30, 2024	318,042
0.95	7,431	June 2, 2025	7,431
1.05	28,747	June 2, 2025	28,747
0.25	906,077	July 28, 2025	906,077
0.95	671,859	July 29, 2025	671,859
0.25	66,298	December 30, 2025	49,160
0.95	49,160	December 30, 2025	27,261
0.21	2,000,000	August 3, 2024	-
0.161	12,215,354	September 1, 2027	2,035,892
	23,797,337		10,025,505

The weighted-average remaining contractual term of the outstanding options was 7.76 (March 31, 2017 – 5.12) and for the options that are exercisable the weighted average was 6.23 (March 31, 2017 – 6.02)

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted- Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, March 31, 2017	17,638,243	1.35
Exercised	(5,000,172)	0.25
Dilution warrants issued to $0.80 warrant holders	83,752	0.749
Dilution warrants issued to $1.40 warrant holders	941,191	1.2933
Outstanding at December 31, 2017	13,663,014	1.241

During the nine month period ended December 31, 2017, the Company consummated an offer to amend and exercise its then outstanding warrants, enabling the holders of the warrants to exercise such warrants for $0.25 per share. The Company received net proceeds of $1,125,038. In addition due to an anti-dilution clause in the warrant agreements for such outstanding warrants an additional 83,752 warrants were issued to the $0.80 warrant holders and 941,191 warrants were issued to the $1.40 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.80 to $0.749 and from $1.40 to $1.2933 as a result of this transaction. The Company measured the effects of the triggered anti-dilution clause using the binomial tree model and recorded a loss of $41,025 against retained earnings.

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

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding after the warrant offer to amend and exercise the additional warrant issue and the re-pricing of the warrants as of December 31, 2017:

Exercise Price ($)	Number of Warrants	Expiry Date
1.2933	5,873,289	February 26, 2019
1.2933	1,229,040	March 27, 2019
1.2933	328,166	March 31, 2019
1.2933	2,544,240	April 21, 2019
1.2933	1,201,164	May 27, 2019
1.2933	1,173,370	June 30, 2019
0.7490	1,313,745	February 26, 2019
	13,663,014

The weighted-average remaining contractual term of the outstanding warrants was 1.27 (March 31, 2017 – 1.77).

The exercise price and number of underlying shares with respect to the original $0.80 and the $1.40 warrants are expected to be further adjusted pursuant to the anti-dilution provisions therein, as a result of the issuance of the convertible promissory notes and warrants in 2016, 2017 and 2018. The anti-dilution provisions in these warrants are not able to be computed until the convertible promissory notes are converted, and the underlying shares can be determined in accordance with the terms thereunder.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2017 and 2016 (unaudited)

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

Commitments

On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement, and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan the former Chief Technology Officer and the new Chief Technology Officer had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former Chief Technology Officer and the new Chief Technology Officer 320,000 common shares, each. As at December 31, 2017 and March 31, 2017, these shares have not yet been issued.

14.	RISK MANAGEMENT

The Company’s cash balances are maintained in two banks in Canada and a Canadian Bank subsidiary in the US. US Bank Deposits held in banks in Canada are insured up to $100,000 CAD per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

Interest Rate Risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The Company has minimal exposure to fluctuations in the market interest rate. In seeking to minimize the risks from interest rate fluctuation the Company manages exposure through its normal operating and financing activities.

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

(a) Subsequent to December 31, 2017, the Company received an additional $606,400 from the lenders under the new terms of the loans described in note 8(f).

(b) Subsequent to December 31, 2017, the Company issued 3,640,000 options at $0.155 to employees of the Company. The options will vest over three years - 1/3 on January 24, 2019, 1/3 on January 24, 2020 and 1/3 on January 24, 2021.

(c) Subsequent to December 31, 2017, the Company received a short term loan of $500,000 due March 31, 2018 with interest of 1.5% per month from one of its directors.

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

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Bionik, Inc.’s (IMT) operations are included since its acquisition on April 21, 2016 to December 31, 2017.

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

Through the acquisition of IMT, Bionik has added the portfolio focused on upper and lower extremity rehabilitation of stroke patients. Our product and development pipeline now includes three FDA listed upper extremity clinical rehabilitation products; a lower body product InMotion AnkleBot is being developed for clinical trials, as well as other potential new development product candidates. In addition, our development team has begun improvements to our current products that are on the market to be more competitive. We plan to develop other biomechatronic solutions, including consumer-level medical assistive and rehabilitative products, through internal research and development and we may in the future further augment our product portfolio through technology acquisition opportunities.

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist have been characterized as Class II medical devices by the U.S. Food and Drug Administration (“FDA”) and are listed with the FDA to market and sell in the United States. The products have also been sold in over 20 other countries. In addition to these in-market products, the InMotion AnkleBot is a development candidate, and we are also developing the InMotion Home, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This is being developed on the same design platform as the InMotion clinical products. All of the above products are designed to provide intelligent, patient-adaptive therapy in a manner that has been clinically verified to maximize neuro- recovery.

Two hundred and fifty of our clinical robotics products for stroke have been sold in over 20 countries, including the United States. We have a growing body of clinical data for our products. In addition, our Massachusetts-base manufacturing facility is compliant with ISO-13485 and FDA regulations.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to December 31, 2017, we have generated a deficit of $29,554,125.

We expect to incur additional operating losses during this quarter and through March 31, 2018 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

Our results of operations are presented for the three and nine months ended December 31, 2017 with comparatives for the three and nine months ended December 31, 2016.

Sales

The Company recorded revenue of $260,960 and $570,327 for the three and nine months ended December 31, 2017 compared to $372,426 and $553,900 for the three and nine months ended December 31, 2016. The increase in the revenues results from our growing sales team starting to deliver on a significant pipeline of opportunities, which we hope will continue in the future.

Cost of sales

The Company recorded cost of sales of $88,357 and $177,482 for the three and nine months ended December 31, 2017, compared to $334,786 and $405,680 for the three and nine months ended December 31, 2016. The decrease in cost of good sold results from lower unit sales as well as a $43,009 inventory write-off in the period ended December 31, 2016.

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 2017 was $2,347,916 and $8,068,811 compared to $1,609,954 and $5,450,290 for the three and nine months ended December 31, 2016, as further detailed below.

Sales and marketing expenses for the three and nine months ended December 31, 2017 was $432,260 and $1,313,077 compared to the three and nine months ended December 31, 2016 of $377,046 and $646,509. The sales and marketing team was expanded starting in August 2016, and January through February 2017 with the addition of five sales and marketing employees, including a Chief Commercialization Officer and marketing and sales support to support the launch of the new InMotion V2 product in the fall of 2017. Prior years expenses included two sales employees and their expenses since the acquisition of IMT on April 21, 2016.

Research and development expenses for the three and nine months ended December 31, 2017 were $546,350 and $1,947,659 compared to the three and nine months ended December 31, 2016 of $571,671 and $1,803,234. The increase for the nine months ended December 31, 2017 compared to December 31, 2016, primarily relates to additional development and prototyping costs for our new product development projects.

For the three and nine months ended December 31, 2017, we incurred general and administrative expenses of $783,784 and $2,916,917, compared to general and administrative expenses of $409,669 and $2,291,136 for the three and nine months ended December 31, 2016. The increase in these expenses is primarily due to public company related expenses, the addition of a new employee and a consultant, increased compensation to our new CEO who started September 1, 2017 as well as the amounts owing to the former CEO of the Company. The expenses for the three and nine month period ended December 31, 2016 include the expenses related to the IMT acquisition in 2016. In addition, the previous year’s costs included cost of our former Chief Operating Officer; this position was reallocated to research and development in the current fiscal year.

For the three and nine months ended December 31, 2017, the Company recorded $271,001 and $1,284,257 in share-based compensation expense compared to $227,540 and $651,630 for the three and nine months ended December 31, 2016, due to the increase in options issued in 2017 over 2016.

For the three and nine months ended December 31, 2017, the Company recorded $216,302 and $290,375 as warrant accretion expense compared to $Nil for the three and nine months ended December 31, 2016 due to the amortization of the fair value of warrants related to the convertible notes.

Other Expenses

For the three and nine months ended December 31, 2017, we incurred interest expenses of $416,990 and $657,350 compared to interest expenses of $13,808 and $23,839 for the three and nine months ended December 31, 2016. The increase in interest expense relates to the Company having more high interest bearing debt during the three and nine month period ended December 31, 2017 when compared to December 31, 2016.

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

The adaptation of the FASB issued, ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities From Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments With Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instrument of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception, allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update means the instrument does not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period. The Company has adopted ASU No.2017-11 in the quarter ended December 31, 2017.

Other Income

For the three and nine months ended December 31, 2017, we had other expense of $59 and other income of $649 compared to other income of $4,363 and $410,877 for the three and nine months ended December 31,2016. Prior year higher amounts are related to refundable scientific tax credits that the Company is no longer eligible for.

Comprehensive Loss

Comprehensive loss for the three and nine months ended December 31, 2017 amounted to $(2,580,759) and $(8,436,636) resulting in a loss per share of $(0.03) and $(0.08), compared to a loss of ($1,581,759) and ($4,915,032) for the three and nine months ended December 31, 2016, as adjusted resulting in a loss per share of $(0.02) and loss per share of $(0.05).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. The Company raised in its 2015 private offering net proceeds of $11,341,397. Since 2015, the Company also obtained funds through additional government tax credits, incurring new convertible indebtedness totaling $6,699,975, short term loan of $400,000 and raising $1,125,038 in June 2017 from its warrant solicitation. At December 31, 2017, the Company had cash and cash equivalents of $998,661.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, or we will be required to curtail or terminate some or all of our product lines or our operations. We are seeking to raise up to $14 million through a convertible notes offering, which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months. Further all of our convertible notes will automatically convert into equity if an upon the successful closing of at least $7 million in such offering. We cannot give any assurance at this time that we will successfully raise all of such capital or any other capital. The Company expects a combination of the foregoing and any other successful financings, if any, to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the nine months ended December 31, 2017, we used cash in operating activities of $(5,215,697) compared to $(5,540,946) for the nine months ended December 31, 2016. The decreased use of cash is mainly attributable to decreased prepaid expenses and increased accounts payable liability in the nine months ended December 31, 2017 over the nine months ended December 31, 2016.

Net Cash Used in Investing Activities

During the nine months ended December 31, 2017, net cash used in investing activities was $(17,182) (December 31, 2016 - ($9,827)) related to equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5,687,890 for the nine months ended December 31, 2017 compared to net cash provided by financing activities of $749,968 for the nine months ended December 31, 2016. The increase in the nine months ended December 31, 2017 is due to receipt of an additional $4,699,975 as convertible loans, $400,000 as a short term loan provided by a director of the Company and repaid in January 2018 and $1,125,038 received from the Company’s offer to amend and exercise its outstanding warrants which closed in June 2017, which resulted in 5,001,172 common shares being issued. The Company also paid back $200,000 of principal and $49,505 of interest to a promissory note holder and $208,359 of principal and $79,259 of interest to its demand loan holders.

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

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. The Company is not early adopting this standard; however, we are currently assessing the impact that the eventual adoption of this standard will have on the Company.

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

Item 4. Controls and Procedures

During the nine months ended December 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1 – Form of Subscription
Exhibit 10.2 – Form of Convertible Promissory Note
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

Dated: February 13, 2018	BIONIK LABORATORIES CORP.

	By:	/s/ Eric Dusseux
Name: Eric Dusseux
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

