Form 10-K
period 2018-03-31
Bionik Laboratories Corp.
filed 2018-06-27
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as September 30, 2017 was $2,928,786

The number of shares of the registrant’s common stock outstanding as of June 25, 2018 was 247,873,882 shares of common stock, par value $0.001 per share.

BIONIK LABORATORIES CORP. TABLE OF CONTENTS

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

CAUTIONARY NOTE REGARDING INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our company, our business, the services we provide and intend to provide, our industry and our general expectations concerning our industry are based on management estimates. Such estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and reflect assumptions made by us based on such data and our knowledge of the industry, which we believe to be reasonable.

PART 1

ITEM 1 – BUSINESS

Company Overview

Bionik Laboratories Corp. is a robotics company focused on providing rehabilitation and mobility solutions to individuals with neurological and mobility challenges through the continuum of care from hospital to home. Our focus is “NeuroRecovery within Reach”, which is the use of the Company’s robots to assist patients to rewire a segment of their brains after injury, and is also known as neuroplasticity.

The Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals, including three products in the market and two products in varying stages of development. The InMotion Robots - the InMotion ARM, InMotion Wrist and the InMotion ARM/HAND– are designed to provide intelligent, adaptive therapy in a manner that has been clinically verified to maximize neurorecovery. The Company is also developing a home version of the InMotion technology, as well as a lower-body wearable assistive product based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better, which the Company intends to launch in the consumer market.

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist have been characterized as Class II medical devices by the U.S. Food and Drug Administration and are listed with the FDA to market and sell in the United States. The products have also been sold in over 20 other countries. In addition to these in-market products, we are also developing the InMotion Home, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This is being developed on the same design platform as the InMotion clinical products. All of the above products are designed to provide intelligent, patient-adaptive therapy in a manner that has been clinically verified to maximize neuro-recovery.

More than two hundred fifty of our clinical robotic products for stroke have been sold in over 20 countries, including the United States. We have a growing body of clinical data for our products. In addition, our Massachusetts-based manufacturing facility is compliant with ISO- 13485 and FDA regulations.

In addition, we have the exclusive right to market and sell the Morning Walk lower body rehabilitation technology owned by Curexo Inc., a South Korean company, within the United States. The Morning Walk is a gait assistance product for rehabilitation. We plan to develop other biomechatronic solutions, including consumer-level medical assistive and rehabilitative products, through internal research and development and we may in the future further augment our product portfolio through technology acquisition opportunities, as and if we have the capital to do so.

We have partnered with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. Most recently, on May 23, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd. to establish a cooperative joint venture enterprise in the People’s Republic of China and on June 22, 2017 we entered into a joint development and manufacturing agreement with Wistron Medical Tech Holding Company of Taiwan to jointly develop a lower body assistive robotic product based on the ARKE technology for the consumer home market.

We have also entered into an agreement with Cogmedix Inc. a wholly owned subsidiary of Coghlin Companies, a world class medical device development and manufacturing company located in Worchester, MA for the production of our new InMotion robots. The initial agreement is for turnkey, compliant manufacturing with the possibility of increased volume as the Company grows.

We currently hold an intellectual property portfolio that includes 5 U.S. and international pending patents, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, we hold exclusive licenses to three additional patents. Patented technology used in the InMotion Wrist is licensed to us from the Massachusetts Institute of Technology. The Company also holds the option to license certain robotic technology from the University of Texas at Dallas.

We have a history of net losses. We had $987,431 of revenue for the year ended March 31, 2018 (March 31, 2017 – $571,945).

History; Recent Developments

Bionik Laboratories Corp. was incorporated on January 8, 2010 in the State of Colorado. At the time of our incorporation the name of our company was Strategic Dental Management Corp. On July 16, 2013, we changed our name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed our state of incorporation from Colorado to Delaware. Effective February 13, 2015, we changed our name to Bionik Laboratories Corp.

Bionik Canada was incorporated on March 24, 2011 under the Canada Business Corporations Act.

On February 26, 2015, we entered into an Investment Agreement with Bionik Acquisition Inc., a company existing under the laws of Canada and our wholly owned subsidiary, and Bionik Canada whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada. After giving effect to this and related transactions, we commenced operations through Bionik Canada.

On April 21, 2016, we acquired IMT, including all of its owned and licensed products both commercialized and in development.

As of March 31, 2018, an aggregate of approximately $5.9 million of our outstanding indebtedness converted in accordance with their terms, as amended, into an aggregate of 126,313,487 shares of our common stock. Also as of March 31, 2018, we were obligated to convert an additional approximately $3.2 million in outstanding indebtedness in accordance with their terms, as amended, into 61,037,660 shares of our common stock, of which 21,491,884 were issued as a result of not having authorized a sufficient number of shares of common stock to issue all of such shares as of March 31, 2018. The remaining 39,545,776 shares were issued in June 2018 after we filed an amendment to our Certificate of Incorporation to increase our authorized number of shares of our common stock from 250 million to 500 million.

Corporate Information

Our principal executive office is located at 483 Bay Street, N105, Toronto, ON, Canada M5G 2C9 and our main corporate telephone number is (416) 640-7887 x 508. Our principal US office is located at 80 Coolidge Hill Road, Watertown, MA, USA 02472. Our website is www.bioniklabs.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Products in Market

InMotion Robots

Our suite of robotic rehabilitation products are the result of medical engineering research and development at the Newman Laboratory for Biomechanics and Human Rehabilitation at the Massachusetts Institute of Technology (MIT).

We believe that our robotic products have exceptional capacity for measurement and immediate interactive response, which sets them apart from other therapy systems:

•	Senses the patient’s movement and responds to a patient’s continually-changing ability;

•	Robots guide the exercise treatment accordingly:

•	If the patient is unable to move, the robot assists the patient to initiate movement towards the target;

•	If coordination is a problem, the robot “guides” the movement, allowing the patient to move towards the target and confirming that the patient is practicing the movement the correct way; and

•	As the patient gains movement control, the robot provides less assistance and continually challenges the patient; and

•	Provides quantifiable feedback on progress and performance.

InMotion Robots have been tested by leading medical centers in dozens of controlled clinical trials, including large randomized controlled clinical studies. Through research, we have determined that the best way to optimize robot therapy is by allowing the robots to focus on reducing impairments and allowing the therapist to assist on translating the gains into function.

We believe that our modular systems approach to neurorehabilitation is the only system designed to optimize the use of robotics in a manner that is consistent with the latest clinical research and neuroscience, taking into account the latest understanding on motor learning interference and motor memory consolidation.

More than two hundred fifty InMotion Robots have been sold for research and rehabilitation in over 20 countries, including the United States. Extensive research has shown the InMotion products to be effective, especially for stroke and cerebral palsy. Based on clinical trials using the InMotion ARM, the American Heart Association (AHA) Stroke council and the U.S. Department of Veterans Affairs recommended, in 2010, the use of robot-assisted therapy to improve upper extremity motor coordination in individuals with some voluntary finger extension in outpatient and chronic care settings. In the trial conducted by the Department of Veterans Affairs, results demonstrated efficacy and a reduction in healthcare expenses when using the InMotion ARM when compared to non-robotic therapy.

The InMotion product was exclusively selected for the Robot Assisted Training for the Upper Limb after Stroke (RATULS) study that is funded by the NIHR Health Technology Assessment (HTA) Program conducted throughout the United Kingdom (the UK National Health System) that employs our InMotion upper extremity robotic systems. The study includes the enrollment of 720 stroke patients in a multi-center, randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stroke care, that is expected to be completed before the end of 2018 with results to be published in 2019.

InMotion ARM

The InMotion ARM is an evidence-based intelligent interactive rehabilitation technology that senses patient movements and limitations, providing assistance as needed in real time. It allows clinicians to effectively deliver optimum intensive sensor motor therapy to the shoulder and elbow to achieve the development of new neural pathways and helps patients regain motor function following a neurological condition or injury. We recently launched a new version of the InMotion ARM, which has a 40% smaller footprint than the previous generation and has wireless report printing, among other improvements.

InMotion ARM/HAND

The InMotion ARM/HAND is an add-on module to be used with the InMotion ARM. The two work together to provide as needed support for reaching with grasp and release movements, or independently for focused training on individual hand movements. It allows clinicians to efficiently deliver optimum intensive sensor motor therapy to the hand to achieve the development of new neural pathways and helps patients regain motor function following a neurological condition or injury. The product is characterized as a Class II medical device by the U.S. and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States.

InMotion WRIST

The InMotion WRIST is an evidence based interactive rehabilitation device that senses patient movements and limitations, and provides assistance as needed. It can accommodate the range of motion of a normal wrist in everyday tasks and can be used by clinicians as a stand-alone treatment option or in addition to the InMotion ARM. The InMotion WRIST enables clinicians to efficiently deliver optimum intensive sensor motor wrist and forearm therapy to patients with neurological conditions. The product is characterized as a Class II medical device by the U.S. and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States.

Morning Walk

Since March 2018, we are the exclusive distributor of the Morning Walk gait rehabilitation product in the United States. The technology is owned by Curexo, Inc., a South Korean company and the exclusive distributor of our InMotion robotic systems in South Korea.

Product Pipeline

InMotion HOME

The InMotion Home is an upper extremity product that would allow patients to extend their therapy for as long as needed while rehabilitating at home, and is being developed on the same design platform as the InMotion clinical products described above. The InMotion Home is currently in development and we expect to release it commercially in 2019.

Lower Body Robotic Products

The ARKE is a robotic lower body exoskeleton that was under development and designed for wheelchair bound individuals suffering from spinal cord injuries, stroke and other mobility disabilities. As a result of a combination of our concentrating on the commercialization of the InMotion robots, our lack of additional funds, and changes in the marketplace, we determined to suspend the further development of the ARKE as a rehabilitation device, and instead, building on our existing ARKE exoskeleton technology, we are developing with Wistron Medical Tech Holding Company of Taiwan a lower body robotic assistive device as well as other technology targeting the consumer market, that could allow mobility impaired individuals to walk better. We intend to launch our first version of this product in 2020.

Other Prospective Products

We have exclusively licensed the rights to manufacture and sell products and methodologies covered by a patent for a lower limb robotic rehabilitation apparatus and method for rehabilitating gait, owned in part by Dr. Hermano Igo Krebs, one of our former directors and executive officers; however this product has not yet been developed.

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

The primary competitor for the InMotion product line of upper-body rehabilitation robots as well as the Morning Walk is Hocoma, a Swiss-based company. Other competitors include AlterG, Aretech and Reha Technology We believe that the InMotion product line’s primary advantage over Hocoma is the evidence based, research proven data that supports each of our products. Evidence based, research proven data is used to support reimbursement from health systems, insurance companies and governments.

The prime competitors for our lower body robotics assistive device in development are Honda and Cyberdyne. We expect it, once developed, to compete as a personal choice physical enhancement consumer product.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada and any other market we may enter. Our existing InMotion products and technologies are expected to significantly help with our clinical trials and our ability to launch our lower-extremity development products into the market, as we intend to leverage clinical data on our rehabilitative products and international distributorships and relationships with rehabilitation centers around the world.

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

Market Strategy

The Company’s current products are designed to be rehabilitation products and mobility solutions for patients in hospitals and clinics. We currently have three robotic products that listed with the FDA, which are the products sold through our own sales team in the United States, as well as through third party distributors around the world. Our business plan in part relies on broad adoption of upper and lower body robotic rehabilitation products to provide neuro-rehabilitation to individuals who have suffered a neurological injury or disorder.

The sales of our clinical and proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products. The change expected in October 2018 under certain US government plans to reimburse SNF’s (Skilled Nursing Facilities) to be followed by ORF’s (Inpatient Rehabilitation Facilities) based on outcome data, is expected to be beneficial to the Company in its sales efforts.

We expect that InMotion Home, our planned home version of our InMotion product line, will be released to the market in 2019. Our market strategy will be the development of hospital and clinic relationships that will allow us to gain acceptance of the technology among experts and patients. We are also seeking a number of government grants in collaboration with various hospitals and clinics to allow us to partially fund trials and research projects. We expect to gain traction among the doctors and experts involved in the distribution and buying groups that are established within those selected partner hospitals. We expect to also conduct clinical trials in other countries for the purpose of gaining traction in those markets.

We currently sell our products or can introduce customers to a third party finance company to lease at a monthly fee over term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities. We are also considering other revenue models.

Our market strategy also relies on identifying and entering into joint venture arrangements with third parties that can assist us with the development, commercialization and distribution of our technologies and products. For instance, we have entered into a relationship with Wistron Medical Tech Holding Company of Taiwan to develop a lower body robotic assistive product for the consumer home market based on our ARKE technology, and with Curexo Inc. of South Korea to distribute our InMotion robots to that market. Additionally, we established a cooperative joint venture enterprise with Ginger Capital Investment Holding Ltd. for the purpose of selling and distributing our InMotion products in the People’s Republic of China.

The distribution of the Morning Walk in the US market is expected to be through our existing sales force and infrastructure that is used to sell the InMotion robots, as we believe the Morning Walk is a complementary product to our existing offerings and the customers are generally within the same segments.

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

The following are the patents licensed to us that we acquired on April 21, 2016:

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

IMT entered into an Agreement, executed on December 31, 1999, to license the first two above-referenced patents from MIT with a royalty of 3% on sales within the United States and 1.5% for sales outside the United States, with a minimum annual royalty of $10,000. To date, we have not determined whether we intend to commercialize the patent relating to the pelvis.

Dr. Krebs, a former director and former executive officer and a founder of IMT, is a co-licensor pursuant to an Agreement dated June 8, 2009, of patent #8,613,691, pursuant to which we are required to pay Dr. Krebs and Caitlyn Joyce Bosecker an aggregate royalty of 1% of sales based on such patent. As this product connected to the patent is not yet commercialized, no sales have been made.

We have to date and generally plan to continue to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers, investors, financial partners and others to attempt to limit access to, use and disclosure of our proprietary information.

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto and Boston on a full- time basis or hired as per diem consultants. InMotion products are based on research and development originally done at MIT. Our InMotion Wrist product is based on a patent that we license from MIT.

We also work with advisors who are industry leaders in manufacturing and design and researchers and academia. Our leading robotic advisor is Dr. Neville Hogan of MIT. We are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

In March 2017, we entered into an option agreement with The University of Texas at Dallas (“UT Dallas”) with respect to certain of UT Dallas’ novel robotics and control systems technologies. The agreement establishes a one-year period in which we can evaluate these technologies, and grants to us an exclusive option to negotiate an exclusive, worldwide license under certain patent rights owned by UT Dallas, as well as an option to negotiate a non-exclusive license under certain technology rights owned by UT Dallas. We are continuing to evaluate these technologies to determine whether they can be used to enhance our planned assistive product line expansion. The Company committed $1,000 per month through March 31, 2018, as well as payment of patent related expenses from time to time, to give us time to decide if we want to license the technology. We expect a decision as to whether to exercise the option will be made by the end of the second fiscal quarter of 2019.

For the fiscal years ended March 31, 2018 and March 31, 2017, the Company incurred $2,825,200 and $2,633,146, respectively, in research and development costs.

Government Regulations

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

We do not expect our planned lower body robotic assistive device to be subject to FDA or other regulations as a medical or rehabilitative device.

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The InMotion products are classified as Class II products. Class II devices require a 510(k) premarket submission to the US FDA. Equivalent agencies in other countries also require similar submissions prior to the device being marketed. The InMotion clinical products have been characterized as Class II medical devices by the FDA. We are evaluating the classifications of our development products, which we expect to be categorized as Class I, as they will be marketed as consumer products. In addition, our manufacturing facility in Boston is compliant with ISO-13485 and FDA regulations.

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

Employees

As of June 25, 2018, we had 27 full-time employees, 3 part-time employees and 3 consultants who are based in our principal executive office located in Toronto, Canada, and our Watertown, Massachusetts facility. These employees oversee day-to-day operations of the Company supporting management, engineering, research and development, sales and marketing and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

Subject to available funds, we plan to hire up to 5 additional full-time employees within the next 12 months whose principal responsibilities will be the support of our research and development, clinical development, production, sales and marketing and commercialization/ business development activities.

We consider relations with our employees to be satisfactory.

ITEM 1A – RISK FACTORS

The securities of the Company involve a high degree of risk and should only be purchased by persons who can afford to lose all or part of their investment. Prospective purchasers should carefully consider, among other things, the following risk factors and the other information in this Annual Report on Form 10-K, including our financial statements and the notes to those statements, prior to making an investment decision.

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

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We began generating revenues after April 21, 2016 as a result of the acquisition of IMT and the sale of the InMotion robots, however, we do not anticipate generating significant revenues from other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products, or generate increased revenues from the sale of our commercialized InMotion products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2018, we had an accumulated deficit of $35,776,340.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2018 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended March 31, 2018, we have a negative working capital deficit and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. While a director and major stockholder has committed to invest additional funds to allow us to continue to operate through August 2018, we do not have any definitive agreement with such person. Furthermore, we do not have an established source of funds sufficient to cover operating costs after August 2018 at this time and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements.

We are subject to significant indebtedness and other liabilities.

As of March 31, 2018, after taking into account the conversion of approximately $9.1 million of outstanding indebtedness into common stock, we had total indebtedness and other liabilities of approximately $2.5 million (excluding liabilities related to securities to be issued), and we have incurred and expect to continue to incur additional indebtedness since that date, including loans aggregating $1,960,000 as of June 25, 2018. Our operations are not currently able to generate sufficient cash flows to meet our debt obligations and other liabilities, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be required to be used to service such indebtedness;

•	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;

•	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing;

•	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry; and

•	any ability to convert or exchange such indebtedness for equity in the Company can cause substantial dilution to existing stockholders of the Company

We may need to refinance or restructure all or a portion of our indebtedness and other liabilities on or before maturity. We may not be able to refinance any of our indebtedness or other liabilities on commercially reasonable terms, or at all.

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness and other liabilities or convert or exchange indebtedness for equity in the Company, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures or our research and development programs, any of which could have a material adverse effect on our operations and financial condition.

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

We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. For instance, we diverted some resources from our existing technologies under development to focus on the InMotion products acquired from IMT in April 2016. Offices outside of Canada or in multiple states or provinces, including our offices in Massachusetts have created a strain on our ability to effectively manage our operations and key personnel. We have consolidated accounting, finance and administration in Toronto thus far. If we elect to further consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

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

We will require additional funds to further develop our business plan and have been relying on convertible and term debt financing to fund the operation of our business. Based on our current operating plans, our resources are not sufficient to fund our planned operations, including those necessary to introduce development-stage products into the rehabilitation and mobility markets. Since it is unlikely that we will generate sufficient revenues from our operating activities to fund all of our operating and development plans, we will need to raise additional funds through debt, equity or equity-linked offerings or otherwise in order to meet our expected future liquidity requirements, including development of existing products, introducing other products or pursuing new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders or may require that we relinquish rights to certain of our technologies or products. For instance, as of March 31, 2018 and June, 2018, we converted approximately $9.2 million of convertible promissory notes into approximately 187 million shares of common stock. We intend to borrow additional funds from a director and major stockholder, and perhaps others, to fund our operations through August 2018 and are evaluating other financing arrangements, as well.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation, the acquisition of other businesses or strategic assets and licensing of technology or other assets. The acquisition of IMT provided an expansion of our product line. To fully execute on our business plan, we will need additional funds to respond to business opportunities and challenges, including ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we will need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock or common stock equivalents. We have previously and may again seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

We may never complete the development of any of our proposed products into marketable products.

We do not know when or whether we will successfully complete the development of the planned development-stage InMotion products, or any other proposed, developmental or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure. We may not meet our product development, manufacturing, regulatory, commercialization and other milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to product roll-outs, technology and design improvements as well as to dates for achieving development goals and regulatory approvals, among other things. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative products. In light of our current budgeting constraints and evolving timelines on our InMotion products in development, we are changing or delaying some of the timelines and milestones for our other technologies being developed.

We can give no assurance that our commercialization schedule will be met as we concentrate our efforts on the InMotion products and we further develop our other proposed products.

Customers will be unlikely to buy any of our existing, proposed, developmental or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

During the past year, we retained a third-party manufacturer to manufacture our products, in addition to our Boston-based manufacturing facility now used primarily for research and development purposes but may continue to be used to manufacture and assemble some or all of our products as needed. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market any of our existing or contemplated products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The price of our existing or contemplated products is in part dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for our products, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

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

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class II devices require a 510(k) premarket submission to the US FDA. The Company’s InMotion products have been characterized as Class II devices by the FDA.

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

We believe that the InMotion products for hospitals and certain other products under development will be categorized as a Class II device in the U.S. Class II devices require a 510(k) premarket submission to the US FDA. However, the FDA has not made any determination about whether our proposed medical products are Class II medical devices and, from time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our medical products should be reclassified as a Class III medical device, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific changes to the classification. Reclassification of our products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

The design, manufacture and marketing of our products involves certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA, Health Canada or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products could also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

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

Our future success will depend upon the continued service of Eric Dusseux, our recently appointed Chief Executive Officer, and his executive team or any qualified replacement of those individuals. There can be no assurance that the services of any of these individuals will continue to be available to us in the future. We do not carry any key man life insurance policies on any of our existing or proposed executive officers. The failure to retain, or attract replacement, qualified personnel could have a material adverse effect on our business and our ability to pursue our growth strategy.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

Since its adoption into law in 2010, the Affordable Care Act has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund, or repeal implementation of or amend significant provisions of the Affordable Care Act. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law. The net effect of the Affordable Care Act, as currently in effect, on our business is subject to a number of variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, and the sporadic implementation of the numerous programs designed to improve access to and the quality of healthcare services. Additional variables of the Affordable Care Act impacting our business will be how states, providers, insurance companies, employers, and other market participants respond during this period of uncertainty surrounding the future of the Affordable Care Act.

On January 20, 2017, President Trump issued an executive order that, among other things, stated that it was the intent of his administration to repeal the Affordable Care Act and, pending that repeal, instructed the executive branch of the federal government to defer or delay the implementation of any provision or requirement of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax or penalty on any individual, family, health care provider, or health insurer. Additionally, on October 12, 2017, President Trump issued another executive order requiring the Secretaries of the Departments of Health and Human Services, Labor and the Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the DOJ announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, President Trump signed tax reform legislation into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate.

We cannot predict the impact that the President’s executive order will have on the implementation and enforcement of the provisions of the Affordable Care Act or the current or pending regulations adopted to implement the law. In addition, we cannot predict the impact that the repeal of the penalties associated with the individual mandate and the cessation of cost sharing reduction payments to insurers will have on the availability and cost of health insurance and the overall number of uninsured. We also cannot predict whether the Affordable Care Act will be repealed, replaced, or modified, and, if the Affordable Care Act is repealed, replaced or modified, what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

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

Our financial results may be affected by fluctuations in exchange rates.

Our financial statements are presented in U.S. dollars, while a portion of our business is conducted, and a portion of our operating expenses are payable, in Canadian dollars. Due to possible substantial volatility of currency exchange rates, exchange rate fluctuations may have an adverse impact on our future revenues or expenses presented in our financial statements. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our annual report on Form 10-K. We are also required to maintain effective disclosure controls and procedures. Since the acquisition of IMT, we have consolidated our accounting in Toronto; however, our internal controls need to expand to encompass activities related to those assets. If material weaknesses arise as a result and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

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

We face competition from other companies that also focus on robotic rehabilitation solutions to individuals with neurological disorders. Hocoma, AlterG, Aretech and Reha Technology are each currently selling products that may compete with our In Motion products. Hocoma also has a product that competes with the Morning Walk. Cyberdyne and Honda are the main competitors of one of our consumer development products. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations. We expect similar strong competition with respect to any other product or technology we develop or acquire.

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

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical experiences and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market’s view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be completed in a timely or cost-effective manner or result in a commercially viable product. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis

In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

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

We own 5 U.S. and international patents pending. We also have exclusive licensing rights to three patents. We intend to continue to seek legal protection, primarily through patents, trade secrets and contractual provisions, for our proprietary technology, as cash flow allows. Such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States and Canada.

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

Our ability to develop intellectual property depends in large part on hiring retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. We have entered into confidentiality and/or intellectual property assignment agreements with many of our employees and consultants as one of the ways we seek to protect our intellectual property and other proprietary technologies. However, these agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

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

Risks Related to our Securities and Governance Matters

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Before our going-public transaction in 2015 with Drywave, Bionik Canada conducted due diligence on the Company it believed was customary and appropriate for similar transactions. However, the due diligence process may not have revealed all material liabilities of the Company then existing or which may be asserted in the future against us relating to the Company’s activities before the consummation of the going-public transaction with Drywave. In addition, the agreement with the Company contains representations with respect to the absence of any liabilities and indemnification for any breach thereof. However, there can be no assurance that the Company had no liabilities upon the closing of the going-public transaction with Drywave or that we will be successful in enforcing the indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of the Company that survive the going-public transaction with Drywave could harm our revenues, business, prospects, financial condition and results of operations.

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

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange. We cannot assure you that we will ever be able to meet the initial listing standards of any of the NASDAQ markets or any other stock exchange, or that, if quoted, we would be able to maintain a listing of Common Stock on any of the NASDAQ markets or any other stock exchange. Our stock began trading on the OTCQB market from the OTCQX market on August 14, 2017. If our Common Stock remains quoted on an over-the-counter system rather than being listed on a national securities exchange, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock.

We may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms

We have been unable to establish a liquid market for the Company’s Common Stock. Moreover, we do not expect security analysts of brokerage firms to provide coverage of the Company in the near future unless we successfully up-list to a national securities exchange. In addition, investment banks may be less likely to agree to underwrite secondary offerings on behalf of the Company or our stockholders due to our becoming a public reporting company not by means of an initial public offering of Common Stock. If all or any of the foregoing risks occur, it would have a material adverse effect on the Company.

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

The Company’s Common Stock is quoted on the OTCQB marketplace operated by OTC Markets Group, Inc. since August 14, 2017 as a result of not meeting the net tangible asset requirements of the OTCQX market. These markets are relatively unorganized, inter- dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE. No assurances can be given that our Common Stock will ever actively trade on such markets, much less a senior market like NASDAQ or NYSE. Furthermore, we can give no assurance that our current trading levels will be sustained after our move to the OTCQB market. In any of these events, there could remain a highly illiquid market for the Company’s Common Stock and you may be unable to dispose of your Common Stock at desirable prices or at all.

An active and visible public trading market for the Company’s Common Stock may not develop and the market for our Common Stock is limited.

Our Common Stock is thinly traded and any recently reported sales price may not be a true market-based valuation of our Common Stock. There can be no assurance that an active market for our Common Stock will develop, or that we will be successful to up-list to NASDAQ or another national securities exchange, especially in light of our move to the OTCQB market. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Consequently, holders of shares of our common stock may not be able to liquidate their investment in the Company’s shares at prices that they may deem appropriate.

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

The issuance of shares upon exercise of outstanding warrants or conversion of outstanding indebtedness could cause immediate and substantial dilution to existing stockholders.

On June 27, 2017, we closed on an offer to amend and exercise our existing warrants, of which 5,000,172 warrants were exercised at $0.25 per share for net cash proceeds of $1,125,038. As a result, at this time there was 14,063,028 shares underlying warrants issued in 2015 that may be issued upon future exercises. This includes an aggregate of an additional 1,024,943 shares underlying warrants as a result of anti-dilution provisions in the warrant, as well as an additional 400,014 warrants issued to the solicitation agent in the offer to amend and exercise.

On March 31, 2018, approximately $9.2 million in loans were converted into common stock and, as a result, approximately 187 million shares of common stock were issued in March and June 2018. Furthermore, as part of this transaction, 16,006,322 warrants were issued and 22,477,641 additional warrants were issued in connection with the anti-dilution clauses on existing warrants. This resulted in substantial dilution to our existing security holders.

Investors should expect additional issuances of common stock or common stock equivalents as a result of further issuances of convertible indebtedness and future triggers of the warrants’ anti-dilution provisions.

The issuance of shares upon exercise of warrants or conversion of outstanding indebtedness could result in immediate and substantial dilution to the interests of other stockholders since the holders of such warrants and/or indebtedness may ultimately convert and sell the full amount issuable on conversion.

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

When our Common Stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS ANNUAL REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

Our principal executive office is located in premises of approximately 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We are also renting additional storage space. Our U.S. base of operations is located in approximately 9,300 square feet of leased space at 80 Coolidge Hill Road, Watertown, Mass. 02472. We plan to move our US operations to more suitable space now that we have outsourced manufacturing. Otherwise, we believe these facilities are adequate for our current needs.

We do not own any real estate.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURE

N/A

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCQB marketplace under the symbol “BNKL” since August 14, 2017. Prior to that, our common stock was traded on the OTCQX marketplace under the symbol “BNKL” since August 19, 2015. Prior to that, our common stock was traded on the OTC Pink marketplace and was traded on such market prior to March 13, 2015 under the symbol “DWTP”. Our common stock did not trade between approximately July 15, 2013 and February 23, 2015. The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. On June 25, 2018, the closing price of our common stock as reported on the OTCQB marketplace was $0.0505 per share.

Quarterly Period Ended	High	Low
March 31, 2018	$0.18	$0.065
June 30, 2018 (through to June 25, 2018	$0.084	$0.424

March 31, 2017	$1.48	$0.36
June 30, 2017	$0.475	$0.211
September 30, 2017	$0.30	$0.105
December 31, 2017	$0.245	$0.10

March 31, 2016	$1.210	$0.735
June 30, 2016	$1.080	$0.660
September 30, 2016	$1.080	$0.51
December 31, 2016	$0.80	$0.526

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market- based valuation of our common stock.

Holders

As of June 25, 2018, 247,873,882 shares of Common Stock were issued and outstanding, which were held by approximately 900 holders of record and those who hold their shares through DTC, and 41,271,880 Exchangeable Shares were issued and outstanding, which were held by approximately 32 holders of record.

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

Equity Compensation Plan Information

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 15% of our common stock and common stock reserved for issuance from the Exchangeable Shares are reserved for issuance under the 2014 Plan, and options for the purchase of 25,599,878 shares of our common stock have been granted and are outstanding as of March 31, 2018. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2018 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be Issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	13,384,524	$0.50	11,840,119
Equity compensation plans not approved by security holders:
Executive Stock Options	12,215,354	$0.161	-
Total	25,599,878		11,840,119

ITEM 6 – SELECTED FINANCIAL DATA

This item is not required for a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers as of March 31, 2018 and 2017, Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward- looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report on Form 10-K.

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

Plan of Operation and Corporate Developments

We are a global pioneering robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in the designing, developing and commercializing of cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that improve an individual’s health, comfort, accessibility and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s ever move. Our product line includes three FDA-listed upper extremity clinical rehabilitation products currently on the market for clinical use, a gait rehabilitation product, a lower-body product being developed for the consumer market, as well as a potential pipeline to other new product candidates.

Bionik Laboratories Corp. was incorporated on January 8, 2010 in the State of Colorado. At the time of our incorporation the name of our company was Strategic Dental Management Corp. On July 16, 2013, the Company changed its name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed its state of incorporation from Colorado to Delaware. Effective February 13, 2015, we changed our name to Bionik Laboratories Corp.

Bionik Canada was incorporated on March 24, 2011 under the Canada Business Corporations Act. On February 26, 2015, we:

•	Acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada. After giving effect to this transaction, we commenced operations through Bionik Canada; and

•	Immediately prior thereto, we transferred all of the legacy business, properties, assets, operations and goodwill of the Company (other than cash and cash equivalents), and liabilities, so that as of the Company’s acquisition of Bionik Canada, the Company had no material assets or liabilities.

As a result of the shareholders of Bionik Canada having a controlling interest in the Company subsequent to the February 2015 transaction, for accounting purposes the transaction did not constitute a business combination, and instead has been accounted for as a recapitalization of the Company with Bionik Canada being the accounting acquirer even though the legal acquirer is the Company.

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

As of March 31, 2018, an aggregate of approximately $5.9 million of our outstanding indebtedness converted in accordance with their terms, as amended, into an aggregate of 126,313,487 shares of our common stock. Also as of March 31, 2018, we were obligated to convert an additional approximately $3.2 million in outstanding indebtedness in accordance with their terms, as amended, into 61,037,660 shares of our common stock, of which 21,491,884 were issued as a result of not having authorized a sufficient number of shares of common stock to issue all of such shares as of March 31, 2018. The remaining 39,545,776 shares were issued in June 2018 after we filed an amendment to our Certificate of Incorporation to increase our authorized number of shares of our common stock from 250 million to 500 million.

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

The adoption of the FASB issued, ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities From Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments With Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception, allows a financial instrument with a down-round feature to no longer automatically be classified as a liability solely based on the existence of the down-round provision. The update means the instrument does not have to be accounted for as a derivative and be subject to an updated fair value measurement each reporting period. The Company adopted ASU No. 2017-11 in the quarter ended September 30, 2017. Accordingly, we have reissued our audited financial statements for the fiscal years ended March 31, 2017 and 2016 in accordance with SEC rules to reflect this adoption.

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to March 31, 2018, we have generated a deficit of $35,776,340.

We expect to incur additional operating losses through the fiscal year ending March 31, 2018 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

For the Fiscal Year Ended March 31, 2018 Compared to the Fiscal Year Ended March 31, 2017

Sales were $987,431 for the year ended March 31, 2018 (March 31, 2017 - $571,945). The sales are comprised of sales of InMotion products, service and warranty income commencing from the acquisition of IMT on April 21, 2016.

Cost of Sales and Gross Margin

Cost of sales was $402,665 for the year ended March 31, 2018 (March 31, 2017- $388,756), which in 2017 included inventory write downs totaling $167,425 and product costs of sales of $221,331. If the $167,425 of inventory write down were excluded from the gross margin of $183,189, it would result in a gross margin before inventory write-downs of $350,614. In 2018, cost of sales included inventory write downs totaling $38,860 and product cost of sales of $363,805. If the $38,860 of inventory write down were excluded from the gross margin of $584,766, it would result in a gross margin before inventory write-downs of $623,626.

Operating Expenses

Total operating expenses for the year ended March 31, 2018 were $10,354,032 and for the year ended March 31, 2017 was $8,829,481, as further described below.

For the year ended March 31, 2018, the Company incurred $1,989,837 in sales and marketing expenses (year ended March 31, 2017 – $1,188,207). The sales and marketing team was expanded starting in August 2016 with the addition of five sales and marketing employees, including a Chief Commercialization Officer and marketing and sales support to aid the launch of the next generation InMotion product release which was launched in the fall of 2017.

For the year ended March 31, 2018, the Company incurred research and development expenses of $2,825,200 (year ended March 31, 2017– $2,663,146). The increase in research and development expenses relates primarily to the additional development and prototyping costs for our new development projects.

The Company incurred general and administrative expenses of $3,585,484 for the year ended March 31, 2018 and $3,346,230 for the year ended March 31, 2017. The increase in general and administrative expenses in 2018 over 2017 resulted from higher legal and public company related costs, the addition of a new employee and a consultant, increased compensation to our new CEO starting September 1, 2017 as well as amounts owing to the former CEO of the Company. The expenses for the twelve months period ended March 31, 2017 includes expenses related to the IMT acquisition in 2016. In addition, the previous year’s costs included cost of our former Chief Operating Officer; this position was reallocated to research and development in the current fiscal year.

Stock compensation expense was $1,540,580 for the year ended March 31, 2018, compared to $1,001,950 for the year ended March 31, 2017, due to more option grants in the year ended March 31, 2018 compared to the year ended March 31, 2017.

Amortization of technology and other assets allocated from the purchase of IMT was $323,905 for the year ended March 31, 2018 (March 31, 2017 – $550,080). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were characterized as workforce which was amortized over one year, whereas non-compete agreements and customer relationships are amortized over two years, trademarks are indefinite and patents and our exclusive license agreements over their lifetime, all as further described in our financial statements included in this Annual Report on Form 10-K. Depreciation amounted to $89,026 for the year ended March 31, 2018 (March 31, 2017 – $79,868).

For the year ended March 31, 2018, the Company recorded $1,937,308 as accretion expense compared to $Nil for the year ended March 31, 2017 due to the amortization of the fair value of warrants issued in conjunction with the Company’s recent convertible notes offering as well as the beneficial conversion feature recorded in connection with the conversion of the convertible debt financing.

Other Expenses

For the year ended March 31, 2018, we incurred interest expense of $1,297,205 (March 31, 2017 – $43,735). The increase in interest expenses relates to indebtedness assumed as a result of our acquisition of IMT in 2016, and to new indebtedness incurred during the fiscal year ended March 31, 2018 to support operating expenses.

For the year ended March 31, 2018, we expensed share premium expense of $1,249,994 (March 31, 2017 – $Nil) related to the Company’s convertible promissory notes. The amount represents 25% of the principle investment amount of the original convertible promissory loans.

For the year ended March 31, 2018, we expensed a loss of $376,674 (March 31, 2017 – $Nil) on the mark to market reevaluation of the shares to be issued as of March 31, 2018 due to not having enough authorized shares to issue all of the shares of common stock upon conversion of our convertible promissory notes on March 31, 2018.

For the year ended March 31, 2018, we incurred a foreign exchange loss of $102,999 (March 31, 2017 – $71,573). On April 1, 2015, Bionik Canada and Bionik Acquisitions Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Other Income

For the year ended March 31, 2018, other income was $107,656 and for the year ended March 31, 2017, other income was $692,198, in each case related to interest and other income. The decrease in other income is related to refundable scientific tax credits from the Government of Canada that the Company is no longer eligible for.

Comprehensive Loss

Comprehensive loss for the year ended March 31, 2018 after the retroactive adoption of ASU 2017-11 noted above was $14,625,790 resulting in loss per share of $0.14, and for the year ended March 31, 2017, after retroactive adoption of ASU 2017-11 noted above comprehensive loss was $8,069,402, resulting in loss per share of $0.09. The increase in the comprehensive loss is primarily due to larger operating expenses in the current year.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. The Company raised in its 2015 private offering net proceeds of $11,341,397. Since 2015, the Company also obtained funds through additional government tax credits, incurring new convertible indebtedness totaling $9,111,375, a short term loan of $400,000 and raising $1,125,038 in June 2017 from its warrant solicitation. At March 31, 2018, the Company had cash and cash equivalents of $507,311. Since March 31, 2018 through June 25, 2018, the Company borrowed an aggregate of $1,960,000 from a director and major stockholder.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing indebtedness, or we will be required to curtail or terminate some or all of our product lines or our operations. We are currently in discussions to raise additional capital, which may include or be a combination of convertible loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. While a director and major stockholder has committed to invest additional funds to allow us to continue to operate through August 2018, we do not have any definitive agreement with such person. Furthermore, we do not have an established source of funds sufficient to cover operating costs after August 2018 at this time and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions however raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2018, we used cash in operating activities of $(7,710,862). The increased use of cash in the fiscal year ended March 31, 2018, compared to a use of $(6,992,313) for the year ended March 31, 2017 is mainly attributable to the larger loss from operations.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2018, net cash used in investing activities was $(21,567), compared to $(170,790) for the fiscal year ended March 31, 2017. The decrease in the year ended March 31, 2018 resulted from there being no investment activity compared to the year ended March 31, 2017, when the Company was providing funds to IMT before the close of that acquisition in April 2016.

Net cash used in investing activities in 2018 and 2017 was used for the acquisition of equipment. The Company’s purchase of additional computer equipment was due to the increase in engineers and equipment to help with the development of our technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7,696,090 for the fiscal year ended March 31, 2018 compared to $2,324,996 for the year ended March 31, 2017. The reason for the increase from the 2017 period to the 2018 period is due to successfully raising more capital in the 2018 fiscal period than the 2017 fiscal period.

Newly Adopted and Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements, which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. Although the Company’s analysis of the impact of the new revenue recognition guidance is not fully complete, management do not currently believe that such guidance will materially impact the aggregate amount and timing of revenue recognition subsequent to adoption, nor a significant cumulative adjustment to the consolidated balance sheet as of April 1, 2018; however, the Company will provide enhanced revenue recognition disclosures as required by the new standard.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated financial position or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the consolidated financial position and the consolidated results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU-2016-09 during the year and it did not have material effect on the consolidated financial position and the consolidated results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company in the interim period ended June 30, 2018. The Company does not expect the impact of adopting ASU 2017-09 to be material on its consolidated financial statements and related disclosures.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company. Specifically, we have identified the following material weaknesses in our disclosure controls: insufficient written policies and procedures to ensure timely filing of the reports that the Company files or submits under the Exchange Act. More specifically, the Company was late in filing two Current Reports on Form 8-K disclosing loans received by the Company. To remediate such weaknesses, the Company will continue to use third-party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities to ensure the timely filing of reports that the Company files or submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company and its subsidiaries. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

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

Under the supervision and with the participation of our Chief Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2018 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

•	Inadequate Segregation Of Duties: we have a lack of segregation of duties with internal accounting control functions limited to a relatively few individuals.

•	Lack Of An Audit Committee & Outside Directors On The Company’s Board Of Directors: We have only recently appointed a functioning audit committee and we do not have a majority of independent directors, as only three of our seven directors are independent with the remaining four members being members of management or former members of management or consultants, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The Company’s recent implementation of an audit committee consisting of independent directors and plans to add at least one additional independent director in 2018 to allow for the majority of the Board of Directors being independent is expected to address these weaknesses.

Management is committed to improving its internal controls and will:

•	Continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; and

•	Increase the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until there are sufficient personnel.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION.

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position

Andre Auberton-Herve	56	Chairman of the Board
Eric Dusseux	50	Chief Executive Officer and Director
Michal Prywata	26	Chief Technology Officer and Director
Marc Mathieu	58	Director
Remi Gaston Dreyfus	63	Director
P. Gerald Malone	68	Director
Joseph Martin	70	Director
Leslie Markow	57	Chief Financial Officer
Renaud Maloberti	49	Chief Commercial Officer

Andre Auberton-Herve: Chairman of the Board. Mr. Auberton-Herve has been the Chairman of the Company’s Board of Directors since January 24, 2018. Mr. Auberton-Herve brings substantial leadership experience within strategic, operational, and financial activities from past roles. Mr. Auberton-Herve is the founder of 4A Consulting & Engineering, which provides strategic advice and consulting services with respect to renewable energy and digital innovation, and has served as its President and CEO since its founding in July 2015. 4A Consulting provided consulting services to the Company from February 2017 until Mr. Auberton-Herve’s appointment as Chairman. Mr. Auberton-Herve co-founded Soitec SA, a publicly traded company on the Euronext Paris stock exchange which designs and manufactures innovative semiconductor materials which are used in many smartphone platforms and computing activities, where he was President and CEO from July 1992 until January 2015, then Chairman and Chairman Emeritus since September 2015. While at Soitec SA, Mr. Auberton-Herve was responsible for overseeing the strategic, operational and financial activities of the company. He built an international high-tech group in ten countries and five manufacturing facilities in Europe, Asia and the U.S. Mr. Auberton-Herve also led the company through its listing on Euronext in 1999, raising significant amounts of capital since then with some of the world’s largest investment banks. He has been nominated Knight of the Legion of Honor and Knight of the Order of Merit in France. Mr. Auberton-Herve holds a Doctorate degree in Semiconductor Physics and a Master’s degree in Materials Science from Ecole Centrale de Lyon in France. The Company believes that Mr. Auberton-Herve is qualified as a board member of the Company because of his substantial strategic, operational and leadership experience.

Dr. Eric Dusseux: Chief Executive Officer and Director. Dr. Dusseux has served as the Company’s Chief Executive Officer since September 1, 2017 and has served as a director since July 22, 2017. He was previously the President Europe at Auregen BioTherapeutics SA and was a director at Auregen BioTherapeutics Inc., which is translating 3D bioprinting technology for innovative treatments for patients with rare disorders, since February 2017. Prior to that, from November 2016 through January 2017, Dr. Dusseux was President Europe at Bemido SA, a family office. From September 2012 to October 2016, Dr. Dusseux was an Executive Committee Member in the Corporate Strategy Department of Sanofi Pasteur SA, the vaccines division of Sanofi, a global healthcare leader, where he led corporate strategy, business intelligence, and international business development. He has also served in key roles at GlaxoSmithKline Biologicals from January 2008 to June 2012, leading product development and business growth strategy. Dr. Dusseux also gained significant experience providing strategic advice for numerous pharmaceutical, medical device, payer and biotechnology clients, while working for the Boston Consulting Group from 2002 to 2007. We believe that Dr. Dusseux is qualified as a board member of the Company because of his substantial strategic and leadership experience within the healthcare industry.

Michal Prywata: Chief Technology Officer and Director. Mr. Prywata is the co-founder of Bionik Canada and has served as our Chief Technology Officer since June 2017, Chief Operating Officer from April 2013 to June 2017, and as a director since March 2011. Mr. Prywata previously served as our Chief Executive Officer from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University until the end of his second year, with a focus on electronics and software development for medical products. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. He has spent the past 5 years with Bionik Canada, managing technological advancements, managing day-to-day operations, and developing concepts into products. In addition, Mr. Prywata, together with the Company’s other co-founder and its former CEO, was responsible for raising and securing initial seed capital and subsequent capital raises. Mr. Prywata is the co-inventor of the Company’s ARKE technology platform. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

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

Remi Gaston-Dreyfus: Director: Mr. Gaston-Dreyfus has been a director of the Company since September 1, 2017. Since 2007, Mr. Gaston-Dreyfus has been the CEO and Founder of RGD Investissements S.A.S. in Paris, a developer of and investor in real estate assets in Paris. Prior to 2007, Mr. Gaston-Dreyfus was a shareholder, Chairman and CEO of the Photo-Journalism group A.G.I. (including Gamma Press Agency). Mr. Gaston-Dreyfus was a co-founder of a Parisian law firm in 1984, and was a French lawyer until 1992. We believe that Mr. Gaston-Dreyfus is qualified to serve as a member of the Board of Directors due to his experience as an entrepreneur and his legal training

P. Gerald Malone: Director. Mr. Malone currently serves as Chairman of fluidOil Limited, an oil services technology company. He has extensive experience within the financial services sector, serving since 2001 as a board member and ultimately Chairman of Aberdeen Asia-Pacific Income Fund (FAX), a U.S. closed-end mutual fund. He also serves as a director of a number of other U.S. and Canadian closed- and open-end mutual funds, and of the Washington, D.C.-based Mutual Fund Directors Forum, a body representing independent fund directors. A Scottish lawyer by profession, Mr. Malone was previously a Member of Parliament in the U.K. from 1983 to 1997, and served as Minister of State for Health in John Major’s government from 1994 to 1997. Mr. Malone is qualified as a board member of the Company because of his substantial strategic, government and leadership experience.

Joseph Martin: Director. Mr. Martin currently serves as Chairman of Brooks Automation, a global provider of automation, vacuum and instrumentation solutions. He also serves as a director of Collectors Universe, Inc., a third party grading and authentication service for high-value collectibles, of Allegro Microsystems, a manufacturer of high-performance semiconductors for the automotive market, Fairchild Semiconductor, ChipPAC Inc. and Soitec Inc. In 2000 CFO Magazine awarded Mr. Martin the CFO of the Year award for turnaround operations. Mr. Martin holds an Executive Masters certification from The American College of Corporate Directors. We believe Mr. Martin is qualified to serve as a member of the Board of Directors due to his extensive board and financial expertise.

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

Renaud Maloberti: Chief Commercial Officer. Mr. Maloberti has served as the Company’s Chief Commercial Officer since June 11, 2018. From April 2012 through May 2018, Mr. Maloberti held various positions at FujiFilm SonoSite Inc., which develops cutting-edge, portable and point-of-care ultrasound solutions, most recently as Vice President and General Manager of the SonoSite High Frequency Division, where as he led the development and launch of the world’s first and only ultra-high frequency ultrasound and led the division through double-digit revenue growth for six years. Mr. Maloberti previously served as General Manager, Americas for BK Medical Systems, a subsidiary of Analogic Corporation (Nasdaq:ALOG), a leader for advanced imaging technologies and real-time guidance systems in disease diagnosis and treatment, from November 2006 through March 2012. Prior to that, from October 2004 through October 2006, he was the Director of Marketing and Product Management at Draeger Medical Systems for its patient monitoring and healthcare IT business. From July 1994 through October 2004, Mr. Maloberti held various positions with GE Healthcare and GE Medical Systems, most recently as Manager, Global Radiography Business. Mr. Maloberti holds an MBA in global marketing from the F.W. Olin Graduate School of Business at Babson College, and a Bachelor’s Degree in International Finance from ESLSCA Business School in Paris, France.

There are no family relationships among any of our current or proposed officers and directors, except for Mr. Mathieu and Mr. Gaston-Dreyfus, who are brothers-in-law.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Each of our executive officers and directors has informed us that he or she, as the case may be, has not been involved in any of the events specified in clauses (1) through (8) of Regulation S-K, Item 401(f). Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates that are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2018, except for Mr. Auberton-Herve, who failed to timely file his Form 3, Mr. Dusseux, who failed to timely file a Form 4 showing 1 transaction, Mr. Martin, who failed to timely file his Form 3, and Mr. Malone, who failed to timely file his Form 3.

Code of Business Conduct and Ethics Policy

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of June 25, 2018 is comprised of Messrs. Auberton-Herve, Prywata, Dusseux, Gaston-Dreyfus, Mathieu, Martin and Malone.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.

On May 30, 2018, our Board of Directors formed an Audit Committee and appointed Messrs. Martin (Chairman), Malone and Mathieu as the members. The Board of Directors also formed a Compensation Committee comprised of Messrs. Malone (Chairman) and Martin.

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

Under such definitions, Messrs. Mathieu, Martin and Malone are considered independent directors.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of Bionik for the periods indicated.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Eric Dusseux (3)	2018	229,987	136,719	–	983,602	–	12,547	1,362,855
Chief Executive Officer (CEO)	2017	–	–	–	–	–	–	–

Peter Bloch (4)	2018	114,583	233,750	–	–	–	644,327	992,660
Former CEO	2017	275,000	–	–	–	–	13,750	288,750

Michal Prywata	2018	210,000	103,950	–	67,450	–	11,247	392,647
Chief Technology Officer	2017	210,000	–	–	–	–	10,500	220,500

Leslie Markow	2018	210,000	116,550	–	40,470	–	11,068	378,088
Chief Financial Officer	2017	210,000	–	–	–	–	10,500	220,500

Timothy McCarthy (5)	2018	260,000	97,500	–	691,106	–	-	1,048,606
Former Chief Commercialization Officer	2017	166,684	–	–	652,068	–	1,000	819,752

(1)	“2018” represents the fiscal year ended March 31, 2018 and “2017” represents the fiscal year ended March 31, 2017.
(2)	For assumptions made in such valuation, see Note 10 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-19.
(3)	On September 1, 2017, Mr. Dusseux was hired as our Chief Executive Officer at an annual base salary of CDN $500,000.
(4)	Mr. Bloch served as the Company’s Chief Executive Officer from April 2013 until September 1, 2017, and acted as a consultant until November 2017. His consulting income and severance in 2018 is reflected under All Other Compensation.
(5)	On August 8, 2016, Mr. McCarthy was hired as our Chief Commercialization Officer with a base salary of $260,000. Mr. McCarthy left the Company on April 27, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Eric Dusseux	1,017,946	(1)	5,089,731	(1)	$0.16	September 1, 2027
			500,000	(2)	$0.155	January 24, 2025
Peter Bloch	990,864	(3)(4)	–		$0.23	September 1, 2020
	1,000,000	(5)	–		$1.00	September 1, 2020
Michael Prywata	990,864	(3)	–		$0.23	July 1, 2021
	266,667	(5)	–		$1.00	December 14, 2022
	–		133,333	(5)	$1.00	December 14, 2022
	–		500,000	(2)	$0.155	January 24, 2025
Leslie N. Markow	141,557	(6)	–		$0.23	February 16, 2022
	266,667	(7)	–		$1.22	November 24, 2022
	–		133,333	(7)	$1.22	November 24, 2022
	–		300,000	(2)	$0.155	January 24, 2025
Timothy McCarthy	250,000	(8)	–		$1.00	October 27, 2018
	–		500,000	(8)	$1.00	April 27, 2018
	–		2,000,000	(9)	$0.21	April 27, 2018
	–		100,000	(2)	$0.155	April 27, 2018

(1)	On September 1, 2017, we issued 6,107,677 options to Mr. Dusseux at an exercise price of $0.161. 1,017,946 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years.
(2)	On January 24, 2018, the Company granted 500,000 options to Mr. Dusseux, 500,000 options to Mr. Prywata, 300,000 options to Ms. Markow and 100,000 options to Mr. McCarthy at $0.155 that vest equally on January 24, 2019, 2020 and 2021. As Mr. McCarthy left April 27, 2018, his options expired immediately on that date.
(3)	On July 1, 2014, Bionik Canada issued an aggregate of 1,981,728 options (adjusted for post-going public transaction) equally split between Messrs. Bloch and Prywata at an exercise price of $0.23 with a term of 7 years, which vested May 27, 2015. All of such options were issued subject to and contingent on the successful consummation of the Offering and the going public transaction, which took place on February 26, 2015. Accordingly, such options are deemed issued as of February 26, 2015.
(4)	Pursuant to Mr. Bloch’s Separation Agreement dated September 1, 2017, all of such options vested and expire two years from the date Mr. Bloch left the Company as a consultant or an employee.
(5)	On December 14, 2015, we issued 1,000,000 options to Mr. Bloch and 400,000 options to Mr. Prywata at an exercise price of $1.00 that vest equally over three years on the anniversary date starting December 14, 2016. On September 1, 2017, all of Mr. Bloch’s stock options automatically vested pursuant to the terms of his Separation Agreement and expire September 1, 2020.
(6)	On February 17, 2015, we issued 141,557 options (adjusted for post-going public transaction) to Ms. Markow at an exercise price of $0.23, that vested one-third immediately and two-thirds over the next two anniversary dates with an expiry date of seven years.
(7)	On November 24, 2015, we issued 400,000 options to Ms. Markow at an exercise price of $1.22, that vest equally over three years on the anniversary date starting November 24, 2016.
(8)	In August 8, 2016, we issued 750,000 options to Mr. McCarthy at an exercise price of $1.00, that vest equally over three years on the anniversary date of August 8, 2016. Mr. McCarthy left the Company in April 2018, 500,000 options have expired as of his resignation date and 250,000 will expire 6 months after his resignation date.
(9)	On August 3, 2017, the Company issued 1,500,000 options at $0.21 to Mr. McCarthy, which vest equally over three future years. In addition, he was also granted up to 500,000 additional performance options based on meeting sales targets for the years ending March 31, 2018 and 2019. Mr. McCarthy left the Company in April 2018 and all 2,000,000 options have expired as of his resignation date.

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

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2018 we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2018.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal year ended March 31, 2018.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Andre Auberton-Herve	$225,000	-	$916,152	-	-	-	1,141,152
Marc Mathieu	$22,500	-	-	-	-	-	22,500
Remi Gaston Dreyfus	$14,167	-	-	-	-	-	14,167
P. Gerald Malone	$1,747	-	-	-	-	-	1,747
Joseph Martin	$1,747	-	-	-	-	-	1,747

Other than Mr. Auberton-Herve’s annual fee as Chairman of $180,000, our non-employee directors are entitled to receive an annual cash payment of up to $20,000 (until February 2018) and thereafter $50,000 per annum, as well as reimbursement for expenses incurred by them in connection with attending board meetings. The Company has accrued for these fees but has not paid any amounts other then $210,000 to Mr. Auberton-Herve during the year ended March 31, 2018, part of which related to consulting fees prior to him becoming Chairman. Our directors also are eligible for stock option grants.

Employment Agreements

Eric Michel Dusseux

The Company entered into an employment agreement with Dr. Dusseux on September 1, 2017, pursuant to which he serves as our Chief Executive Officer (the “Dusseux Employment Agreement”). Under the Dusseux Employment Agreement, Dr. Dusseux will receive an initial annual base salary of CDN$500,000. In addition, Dr. Dusseux may receive up to 50% of his base salary as a target bonus based on measurable performance goals to be mutually agreed upon once employment starts on a pro-rata basis in the first fiscal year.

The Company also entered into an Equity Compensation Agreement, dated September 1, 2017 (the “Dusseux Equity Compensation Agreement”), pursuant to which the Company is required to grant Dr. Dusseux a stock option representing a right to acquire 6% of the aggregate amount of the Company’s outstanding common stock and exchangeable shares as of the date of grant, which grant is required to be made as soon as practicable following September 1, 2017. The exercise price of the option is $0.161, and the expiration date will be the tenth anniversary of the date of grant. One-sixth of the option will be vested and exercisable as of its date of grant, and the unvested portion of the option will become vested and exercisable as follows:

•	50% in 5 equal annual installments on each of the five anniversaries of the date of the issuance of the option; and

•	50% in 5 equal separate tranches annually based on Dr. Dusseux’s achievement of annual performance goals to be established by the Board in consultation with Dr. Dusseux. The extent to which each separate tranche becomes vested shall be determined by reference to Dr. Dusseux’s annual performance as measured by reference to the performance targets set for that performance period. In the event a specific tranche is not fully vested, that tranche shall not be forfeited, but shall remain outstanding, and may become vested as a result of Dr. Dusseux’s future performance at an above target level or as a result of accelerated vesting on the occurrence of any other event that triggers accelerated vesting.

The option, including any portion that is subject to vesting based on the period of Dr. Dusseux’s service and any portion that is subject to vesting on the basis of performance, shall be fully vested on the occurrence of any of the following conditions: (a) A Change of Control (as defined in the Company’s 2014 Equity Incentive Plan) or (b) Termination of Dr. Dusseux’s employment that constitutes a “separation from service” (as the phrase is used for purpose of Section 409A of the Internal Revenue Code of 1986, as amended), other than where such termination is for Cause (as defined in the Company’s 2014 Equity Incentive Plan) or if Dr. Dusseux resigns other than for Good Reason (as defined in the Company’s 2014 Equity Incentive Plan).

Dr. Dusseux is also entitled to receive a target annual cash bonus of up to 50% of base salary.

Dr. Dusseux is entitled to reimbursement of housing costs of up to $4,000 per month for 24 months and the costs of immigration and annual tax compliance and an annual executive medical provided by Medcan or similar supplier over the time he is employed.

In the event that Dr. Dusseux employment is terminated as a result of death, Dr. Dusseux’s estate would be entitled to receive the annual salary and a portion of the annual bonus earned up to the date of death. In addition, all vested options as of the date of death would continue in full force and effect, subject to their terms and conditions of the Equity Incentive Plan.

In the event that Dr. Dusseux’s employment is terminated as a result of disability, Dr. Dusseux would be entitled to receive the annual salary, benefits, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination. In addition, all vested options as of the date of death would continue in full force and effect, subject to their terms and conditions of the Equity Incentive Plan

In the event that Dr. Dusseux’s employment is terminated by the Company for cause Dr. Dusseux would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event that Dr. Dusseux’s employment is terminated by the Company without cause he would be entitled to receive 12 months’ pay and benefit coverage plus one month for each year of service. Payment of pro-rata bonus for the fiscal year up to the date of termination will also be paid.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Dr. Dusseux agrees not to compete and solicit with the Company. Dr. Dusseux also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Michal Prywata

Bionik Canada entered into an employment agreement with Michal Prywata on July 7, 2014, pursuant to which he serves as our Chief Operating Officer on an indefinite basis, subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Prywata has received an annual base salary of $210,000 since February 26, 2015. The salary is reviewed on an annual basis to determine potential increases based on Mr. Prywata’s performance and that of the Company. On June 29, 2017, the Company changed his title to Chief Technology Officer.

Mr. Prywata is also entitled to receive a target annual cash bonus of up to 30% of base salary. Mr. Prywata is further entitled to a cash and option bonus based on a per patent creation basis, as determined by the Board of Directors.

In the event Mr. Prywata’s employment is terminated as a result of death, Mr. Prywata’s estate would be entitled to receive the annual salary and a portion of the annual bonus earned up to the date of death. In addition, all vested options and warrants as of the date of death would continue in full force and effect, subject to their terms and conditions.

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

In the event Mr. Prywata’s employment is terminated by the Company without cause, he would be entitled to receive 12 months’ pay and full benefits, plus one month for each year of service. Furthermore, Mr. Prywata will have six months after termination to exercise all vested options in accordance with the terms of the 2014 Incentive Plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Mr. Prywata agrees not to compete and solicit with the Company. Mr. Prywata also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Leslie N. Markow

Bionik Canada entered into an employment agreement with Leslie Markow on September 3, 2014, pursuant to which she serves as our Chief Financial Officer on a part-time, indefinite basis, subject to the termination provisions described in the agreement. On September 16, 2015, Ms. Markow was promoted to full time. Pursuant to the terms of the agreement, as amended, Ms. Markow receives an annual base salary of $210,000 payable semi-monthly in arrears. The salary is reviewed on an annual basis to determine potential increases based on Ms. Markow’s performance and that of the Company. Ms. Markow is also entitled to receive a target annual cash bonus of up to 30% of base salary, and a grant of options in an amount to be determined at the price of the Company’s going public transaction, upon the closing of the Company’s going public transaction, to vest over three years in equal annual installments.

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

In the event Ms. Markow’s employment is terminated by us without cause, or she decides to leave the Company, she would be entitled to receive six months but no more than nine months’ pay and full benefits. Furthermore Ms. Markow will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Ms. Markow agrees not to compete and solicit with the Company. Ms. Markow also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Renaud Maloberti

The Registrant entered into an Employment Agreement with Mr. Maloberti, effective as of June 11, 2018, his first day of employment (the “Employment Agreement”).

Mr. Maloberti shall be employed by the Registrant until terminated pursuant to the termination provisions described in the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Maloberti shall receive an annual base salary of $295,000 per annum. The annual base salary shall be reviewed on an annual basis. Mr. Maloberti may be entitled to receive an annual bonus of up to 40% of annualized actual base salary, based on performance in the previous fiscal year. He is also entitled to participate in the Registrant’s equity incentive plan, and shall be granted options to purchase an aggregate of 750,000 shares of the Registrant’s common stock, at an exercise price per share equal to the fair market value of the Registrant’s common stock on June 11, 2018, the date of grant, and which shall vest equally over a 3 year period commencing one year from the date of grant and in the two subsequent years on the anniversary of the grant date.

In the event Mr. Maloberti’s employment is terminated as a result of death, Mr. Maloberti’s estate would be entitled to receive any earned base salary and accrued vacation earned up to the date of death.

In the event Mr. Maloberti’s employment is terminated as a result of disability (as defined in the Employment Agreement), Mr. Maloberti would be entitled to receive the annual salary, accrued vacation, and benefits through the date of termination.

In the event Mr. Maloberti’s employment is terminated by the Registrant for cause, as defined in the Employment Agreement, Mr. Maloberti would be entitled to receive his unpaid base salary earned up to the date of termination.

In the event Mr. Maloberti’s employment is terminated by the Registrant without cause, he would be entitled to receive 6 months’ salary and benefits, plus accrued vacation.

Mr. Maloberti may terminate the Employment Agreement and his employment at any time, for any reason, provided that he provides the Registrant with 30 days’ prior written notice. In case of “good reason (as defined in the Employment Agreement), the Registrant shall pay to Mr. Maloberti: (i) 6 months’ salary and benefits; (ii) accrued vacation time if any; provided that the Registrant shall not be required to pay the 6 months’ salary and benefits in the event the Registrant elects to enforce the non-competition provisions of the Employment Agreement and pays to Mr. Maloberti as a result of such enforcement, no less than that amount in base salary.

The Employment Agreement contains customary non-competition, non-solicitation and non-disparagement provisions in favor of the Registrant. Mr. Maloberti also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its officers and directors to the fullest extent permitted by law. We believe that this indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of June 25, 2018 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 25, 2018 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 289,145,762 common and exchangeable shares are outstanding as of June 25, 2018 consisting of 247,873,882 shares of Common Stock and 41,271,880 Common Stock equivalents through the Exchangeable Shares. The percentages below also assume the exchange by all of the holders of Exchangeable Shares of Bionik Canada for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Remi Gaston-Dreyfus (1)(2)	103,961,362	34.82%
E.C.I SA (1)(3)	20,055,498	6.89%
Solomar SA (1)(4)	16,316,695	5.61%
Andre Auberton–Herve (5)	17,627,290	6.04%
Eric Michel Dusseux (6)	13,017,946	4.31%
Michal Prywata(1)(7)	8,753,882	2.94%
Leslie N. Markow (8)	408,224	*
Marc Mathieu (9)	133,333	*
P. Gerald Malone	-	-
Joseph Martin	-	-
Renaud Maloberti	-	-
SFP Capital	17,478,992	6.05%
All directors and executive officers as a group (9 persons)	143,902,037	44%

* Less than 1%

(1)	Such shares include Exchangeable Shares originally issued for tax purposes. The Exchangeable Shares have the following attributes, among others:
·	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Company’s going public transaction;
·	Have dividend entitlements and other attributes corresponding to the Common Stock;
·	Be exchangeable, at each holder’s option, for Common Stock; and
·	Upon the direction of our Board of Directors, be exchanged for Common Stock on the 10-year anniversary of the first closing of the Company’s 2015 offering, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)	Includes options to acquire 166,667 shares of Common Stock, (ii) an aggregate of 3,370,891 Exchangeable Shares held through Lombard International Assurance SA and RGD Investissements and (iii) warrants to purchase an aggregate of 9,219,687 shares of Common Stock held through Lombard International Assurance SA and RGD Investissements. The address of RGD Investissements is 46 rue Pierre Charron, F-75008 Paris, France. The address of Lombard is 4 Rue Lou Hemmer, L-1748, Luxembourg.
(3)	Includes 1,398,115 Exchangeable Shares. Also includes warrants to purchase an aggregate of 1,728,611 shares of Common Stock. The address of E.C.I. SA is 125 rue Saint Martin, F-75004, Paris, France.
(4)	Includes 2,446,702 Exchangeable Shares. Also includes warrants to purchase an aggregate of 1,600,640 shares of Common Stock. The address of Solomar SA is Le Point du Jour, 44600, Saint Nazaire, France.
(5)	Includes (i) warrants to purchase 1,600,640 shares of Common Stock held through Star SCI, (ii) an aggregate of 1,184,613 options to acquire Common Stock held through 4A Consulting and Engineering, and (iii) 83,334 options to acquire Common Stock held through 4a Consulting and Engineering that are exercisable within 60 days of the date hereof. The address of Star SCI and 4A Consulting and Engineering is 18 Chemin de la Vierge Noire, La Tronche, France 38700.
(6)	Represents options to acquire shares of our Common Stock.
(7)	Represents options to acquire shares of our Common Stock and Exchangeable Shares.
(8)	Represents options to acquire shares of our Common Stock.
(9)	Represents options to acquire shares of our Common Stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Transactions with Related Parties

Since January 1, 2016 through June 25, 2018, entities controlled by Mr. Gaston-Dreyfus have made the following loans to the Company:

•	Effective as of December 23, 2016, the Company entered into a Subscription Agreement dated as of December 20, 2016, with existing investors of the Company, including entities controlled by Mr. Gaston-Dreyfus, for the issuance of convertible notes. The Company borrowed an aggregate of $550,000 in this financing from entities controlled by Mr. Dreyfus. Mr. Dreyfus also received warrants as part of this financing.

•	On March 28, 2016, the Company borrowed an aggregate of $500,000 from entities controlled by Mr. Gaston-Dreyfus. Mr. Gaston-Dreyfus also received warrants as part of this financing.

•	Between August through December 2017, entities controlled by Mr. Gaston-Dreyfus loaned the company an aggregate of $2,580,000 evidenced by convertible promissory notes. Mr. Dreyfus also received warrants as part of this financing.

•	On December 19, 2017, an entity controlled by Mr. Gaston-Dreyfus loaned the Company $400,000 evidenced by a promissory note which was paid back January 4, 2018.

•	From January 2018 through March 31, 2018, the Company borrowed an aggregate of $1,250,000 from an entity controlled by Mr. Gaston-Dreyfus, evidenced by convertible promissory notes.

•	From April 2018 through June 25, 2018, the Company borrowed an aggregate of $1,960,000 from an entity controlled by Mr. Gaston-Dreyfus, evidenced by promissory notes.

All convertible loans were exchanged for common shares on March 31, 2018 and Mr. Gaston-Dreyfus and his affiliates received an aggregate of 91,204,117 common shares. As part of such transaction, 9,219,687 warrants were issued to affiliates of Mr. Gaston-Dreyfus.

In December 2015, Mr. Gaston-Dreyfus received 250,000 options for certain consulting services rendered to the Company.

Since December 2016, the Company borrowed an aggregate of $700,000 from an entity controlled by Mr. Andre Auberton–Herve, evidenced by convertible promissory notes. All such convertible loans were exchanged for common shares on March 31, 2018 and affiliates of Mr. Auberton–Herve received an aggregate of 14,758,703 common shares. As part of such transaction, 1,600,640 warrants were issued to affiliates of Mr. Auberton–Herve.

As of March 31, 2018, we had aggregate advances repayable by Mr. Prywata of $18,897. The loan from Mr. Thiago Caires, a former executive officer and director, of $22,714 was forgiven as part of his termination during the year ended March 31,2017. The loan to Mr. Prywata bears interest at a prescribed rate of 1% until March 31, 2018 and 2% thereafter and is repayable on demand in Canadian dollars.

At March 31, 2018, there was $208,567 owing to Eric Dusseux, $135,039 owing to Michal Prywata and $116,624 owing to Leslie Markow and $600 to Tim McCarthy for sums paid by them on behalf of Bionik for business expense and bonus payments that were paid subsequent to March 31, 2018. In addition, the Company owes $587,019 as severance to its former CEO Peter Bloch, which is being paid over time ending January 2019.

In connection with a CDN$250,000 loan obtained by Bionik Canada (which loan has been repaid), Bionik Canada agreed to transfer pre-transaction 83,574 common shares to the lenders. In addition, Messrs. Caires and Prywata also transferred 100,000 pre- transaction common shares to the loan holder and this will be reimbursed by the issuance of 320,000 exchangeable shares to Messrs. Caires and Prywata. These shares have not yet been issued.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the fiscal year ended March 31, 2018, with management and have reviewed related written disclosures of MNP LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended March 31, 2018.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended March 31, 2018 and 2017, the three month transition period ended March 31, 2016, the year ended December 31, 2015 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the years ended March 31, 2018 and 2017, the transition period ended March 31, 2016, and the fiscal year ended December 31, 2015, and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2018	2017	2016T	2015

Audit Fees	$122,162	$70,738	$61,912	$97,955
Audited related fees	-	27,525	-	11,339
Tax Fees	33,804	13,980	-	8,998
All Other Fees	26,606	7,837	10,618	2,573
Total Fees	$182,572	$120,080	$75,530	$120,865

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

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

Exhibit
Number	Description of Exhibits

2.1	Plan of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
2.2	Agreement and Plan of Merger, dated as of March 1, 2016, by and among Bionik Laboratories Corp., Bionik Mergerco Inc. and Interactive Motion Technologies Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2016)
2.3	Waiver and Amendment Agreement, dated as of March 14, 2016, by and among Bionik Laboratories Corp., Hermano Igo Krebs, Bionik Mergerco Inc. and Interactive Motion Technologies, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 18, 2016)
3.1	Articles of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.2	Certificate of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.3	Certificate of Incorporation, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.4	Delaware By-laws, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.5	Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3.6	Amended and Restated By-Laws (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3.7	Certificate of Amendment of the Certificate of Incorporation, dated November 8, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2017).
3.8	Certificate of Amendment of the Certificate of Incorporation, dated June 11, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2018).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.3	Form of Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.5	Form of Warrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.6	Spin-Off Agreement, dated as of February 26, 2015, by and among Bionik Laboratories Corp., and Brian E. Ray and Jon Lundgreen (incorporated by reference to the Company’s 8-K filing on March 4, 2015)

10.7	Assignment and Assumption Agreement, dated as of February 26, 2015, by and between Bionik Laboratories Corp. and Tungsten 74 LLC (incorporated by reference to the Company’s 8-K filing on March 4,2015)
10.8	Form of Subscription Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.9	Peter Bloch Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)**
10.10	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)**
10.11	Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)**
10.12	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)**
10.13	Minutes of Settlement (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.14	License Agreement with The Massachusetts Institute of Technology, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.15	Exclusive Patent Application and Patent License Agreement between Interactive Motion Technologies, Inc., and Hermano Igo Krebs and Caitlyn Joyce Bosecker (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.16	Employment Agreement with Timothy McCarthy (incorporated by reference to the Registrant’s Current Report on Form 8- K filed on August 8, 2016)**
10.17	Registration Rights Agreement dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.18	Allonge #3 to Secured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 2, 2017)
10.19	Engagement Agreement dated May 3, 2017, by and between the Company and Garden State Securities Inc. (Incorporated by reference to Exhibit (d)(1) to the Company’s Schedule TO filed on May 25, 2017)
10.20	Convertible Promissory Note dated March 28, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.21	Form of Allonge to Promissory Notes dated as of March 28, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.22	Cooperative Joint Venture Contract dated May 23, 2017, by and between Ginger Capital Investment Holding Ltd. and Bionik Laboratories Corp. (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.23	Convertible Promissory Notes in the principal amount of $200,000 to Leizhang, as holder (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.24	Convertible Promissory Notes in the principal amount of $150,000 to Bluestone International Capital LLC, as holder (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.25	Convertible Promissory Notes in the principal amount of $150,000 to Ginger Capital, LLC, as holder (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.26	Demand Notes in favor of Neville Hogan, in the aggregate principal amount of $50,000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.27	Amendments to Demand Notes with Neville Hogan (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.28	Demand Notes in favor of Hermano Igo Krebs, in the aggregate principal amount of $120,000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.29	Amendments to Demand Notes with Hermano Igo Krebs (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.30	Demand Notes in favor of Rodolfo Rohr, in the aggregate principal amount of $130,000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.31	Amendments to Demand Notes with Rodolfo Rohr (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.32	License Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.33	Distribution Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.34	Joint Development and Manufacturing Agreement by and between Bionik Laboratories Corp. and Wistron Medical Tech Holding Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.35	First Amendment to Tim McCarthy Employment Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2017)**
10.36	Equity Compensation Agreement between the Company and 4A Consulting and Engineering (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)**
10.37	Form of Convertible Promissory Note in the principal amount of up to $2,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)

10.38	Peter Bloch Separation Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)**
10.39	Eric Dusseux Employment Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)**
10.40	Equity Compensation Agreement between the Company and Eric Dusseux (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)**
10.41	Form of Subscription Agreement for the sale of up to $2,000,000 in Convertible Promissory Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.42	Form of Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.43	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.44	Allonge #1 to Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.45	Form of Allonge #2 to Convertible Promissory Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.46	Form of Allonge to Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.47	Allonge to Demand Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2017)
10.48	Allonge to Demand Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2017)
10.49	Amendment No. 1 to Convertible Promissory Notes (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2018)
10.50	Promissory Note, dated February 2, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2018)
10.51	Form of Subscription (Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended December 31, 2017, filed on February 13, 2018)
10.52	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended December 31, 2017, filed on February 13, 2018)
10.53	Distribution Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 7, 2018) ***
10.54	Amended Separation Agreement, effective as of March 13, 2018, by and between the Company and Peter Bloch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2018)**
10.55	Exchange Agreement, dated as of March 12, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2018)
10.56	Promissory Note, dated March 14, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2018)
10.57	Allonge to Convertible Promissory Notes (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2018)
10.58	Allonge to Common Stock Purchase Warrants (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2018)
10.59	Exchange Agreement, dated March 30, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2018)
10.60	Promissory Note, dated as of April 12, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2018)
10.61	Promissory Note, dated as of May 24, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2018)
10.62	Promissory Note, dated as of April 26, 2018*
10.63	Promissory Note, dated as of May 10, 2018*
10.64	Employment Agreement with Renaud Maloberti (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2018)**
10.65	Promissory Note, dated as of June 12, 2018*
10.66	Promissory Note, dated as of June 22, 2018*
10.67	Form of Stock Option Agreement*
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Management contract or compensatory plan or arrangement.

*** Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”,

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer

Dated: June 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Eric Dusseux	Chief Executive Officer Director and	June 27, 2018
Eric Dusseux	(Principal Executive Officer)

/S/ Leslie N. Markow	Chief Financial Officer	June 27, 2018
Leslie Markow	(Principal Financial and Accounting Officer)

/S/ Michal Prywata	Chief Technology Officer	June 27, 2018
Michal Prywata	and Director

/S/ Andre Auberton	Chairman and Director	June 27, 2018
Andre Auberton
June x, 30 2018

/S/ Remi Gaston-Dreyfus	Director	June 27, 2018
Remi Gaston Dreyfus

/S/ P Gerald Malone	Director	June 27, 2018
P. Gerald Malone

/S/ Joseph Martin	Director	June 27, 2018
Joseph Martin

/S/ Marc Mathieu	Director	June 27, 2018
Marc Mathieu

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bionik Laboratories Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. and its subsidiaries (the “Company”) as at March 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years ended March 31, 2018 and 2017, and the related notes comprising a summary of significant accounting policies and other explanatory information (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations as well as working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of classifying financial instruments with a down-round feature for the year ended March 31, 2017, due to the adoption on July 1, 2017, of ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities From Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments With Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Toronto, Ontario

May 31, 2018

Bionik Laboratories Corp.

Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	As at March 31, 2018 $	As at March 31, 2017 (Restated, Note 2) $
Assets
Current
Cash and cash equivalents	507,311	543,650
Trade accounts receivable (net of allowance for doubtful accounts of $19,694; March 31, 2017 – $38,600)	212,730	383,903
Inventory (Note 6)	237,443	228,249
Prepaid expenses and other receivables (Note 5)	433,655	228,047
Due from related parties (Note 9)	18,897	18,731
Total Current Assets	1,410,036	1,402,580
Equipment (Note 7)	159,961	227,421
Technology and other Assets (Note 4)	4,706,719	5,030,624
Goodwill (Note 4)	22,308,275	22,308,275
Total Assets	28,584,991	28,968,900
Liabilities and Shareholders’ Equity (Deficiency)
Current
Accounts payable (Notes 3 & 9)	724,673	784,771
Accrued liabilities (Notes 8 & 9)	1,529,505	1,228,657
Customer advances	800	121,562
Demand Loans (Note 8)	51,479	330,600
Promissory Note Payable (Note 8)	-	236,548
Convertible Loans (Note 8)	-	2,017,488
Shares to be issued, stock options and warrants (Notes 10, 11 and 12)	5,692,853	-
Deferred Revenue	122,667	98,624
Total Current Liabilities	8,121,977	4,818,250
Shareholders’ Equity
Special Voting Preferred Stock, par value $0.001; Authorized – 1; Issued and outstanding – 1	-	-
Common Shares, par value $0.001; Authorized – 250,000,000 (March 31, 2017 – 150,000,000) Exchangeable Shares; Authorized – Unlimited, Common shares Issued and outstanding – 205,328,106, March 31, 2017 – 48,885,107 Exchangeable Shares Issued and Outstanding – 44,271,880, March 31, 2017 – 47,909,336 (Note 10)	249,599	96,794
Additional paid-in capital	55,947,606	45,088,171
Deficit	(35,776,340)	(21,076,464)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	20,463,014	24,150,650
Total Liabilities and Shareholders’ Equity	28,584,991	28,968,900

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017
		(Restated, Note 2)
	$	$
Sales	987,431	571,945
Cost of Sales (Note 6)	402,665	388,756
Gross Margin	584,766	183,189

Operating expenses
Sales and marketing	1,989,837	1,188,207
Research and development	2,825,200	2,663,146
General and administrative	3,585,484	3,346,230
Share-based compensation expense (Notes 10 and 11)	1,540,580	1,001,950
Amortization of technology and other assets (Note 4)	323,905	550,080
Depreciation (Note 7)	89,026	79,868
Total operating expenses	10,354,032	8,829,481

Other expenses (income)
Accretion expense (Note 8)	1,937,308	-
Interest expense (Note 8)	1,297,205	43,735
Share premium (Note 8)	1,249,994	-
Loss on mark to market reevaluation (Note 10)	376,674	-
Other income	(107,656)	(692,198)
Foreign exchange loss	102,999	71,573
Total other expenses (income)	4,856,524	(576,890)

Net loss and comprehensive loss for the year	(14,625,790)	(8,069,402)

Loss per share – basic and diluted (Note 16)	$(0.14)	$(0.09)

Weighted average number of shares outstanding – basic and diluted (Note 16)	100,980,341	91,784,976

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in U.S. Dollars)

	Special voting Preferred shares		Common shares (Note 10)		Additional Paid		Accumulated Other Comprehensive
	Shares	Amount $	Shares	Amount $	in Capital $	Deficit $	Income $	Total $

Balance, March 31, 2016 (Note 2)	1	-	72,591,292	72,591	18,292,173	(13,007,062)	42,149	5,399,851

Shares issued to acquire IMT	-	-	23,650,000	23,650	23,153,350	-	-	23,177,000
Stock compensation acquired	-	-	-	-	2,582,890	-	-	2,582,890
Options exercised	-	-	110,096	110	18,056	-	-	18,166
Cashless exercise of warrants (Note 2)	-	-	51,249	51	(51)	-	-	-
Warrant exercised	-	-	174,759	175	40,020	-	-	40,195
Share compensation expense	-	-	217,047	217	1,001,733	-	-	1,001,950
Net loss for the year (Note 2)	-	-	-	-	-	(8,069,402)	-	(8,069,402)

Balance, March 31, 2017 (Note 2)	1	-	96,794,443	96,794	45,088,171	(21,076,464)	42,149	24,150,650

Warrant exercised	-	-	5,000,172	5,000	1,120,038	-	-	1,125,038
Share compensation expense	-	-	-	-	1,540,580	-	-	1,540,580
Fair value of warrants on convertible loans	-	-	-	-	548,179	-	-	548,179
Warrant down-round feature	-	-	-	-	74,086	(74,086)	-	-
Conversion of convertible notes	-	-	147,805,371	147,805	9,032,980	-	-	9,180,785
Stock option and warrant reclassification (Notes 11 & 12)	-	-	-	-	(2,845,557)	-	-	(2,845,557)
Beneficial conversion feature on convertible debt (Note 8)	-	-	-	-	1,389,129		-	(1,389,129)
Net loss for the year (Note 2)	-	-	-	-	-	(14,625,790)		(14,625,790)
Balance, March 31, 2018 (Note 2)	1	-	249,599,986	249,599	55,947,606	(35,776,340)	42,149	20,463,014

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Cash Flows

(Amounts expressed in U.S. Dollars)

	Year ended	Year ended
	March 31,	March 31,
	2018	2017
		(Restated, Note 2)
	$	$
Operating activities
Net loss for the year	(14,625,790)	(8,069,402)
Adjustment for items not affecting cash:
Depreciation	89,026	79,868
Amortization of intangible assets	323,905	550,080
Interest expense	1,294,005	41,934
Share-based compensation expense	1,540,580	844,162
Accretion expense	1,937,308	-
Shares issued for services	-	157,788
Share premium	1,249,994	-
Loss on mark to market reevaluation	376,674	-
Allowance for doubtful accounts	(19,694)	-
	(7,833,992)	(6,395,570)
Changes in non-cash working capital items:
Accounts receivable	190,867	(377,413)
Prepaid expenses and other receivables	(205,608)	20,525
Due from related parties	(166)	22,714
Inventory	(9,194)	(39,370)
Accounts payable	(60,098)	(375,572)
Accrued liabilities	304,048	18,674
Customer advances	(120,762)	35,075
Deferred Revenue	24,043	98,624
Net cash used in operating activities	(7,710,862)	(6,992,313)
Investing activities
Acquisition of equipment	(21,567)	(170,790)
Net cash used in investing activities	(21,567)	(170,790)
Financing activities
Cash acquired on acquisition	-	266,635
Proceeds from the exercise of options	-	18,166
Proceeds from the exercise of warrants	1,125,038	40,195
Proceeds from convertible loans	7,111,375	2,000,000
Repayment of Promissory notes principal	(200,000)	-
Repayment of Promissory notes interest	(49,505)	-
Repayment of Demand notes principal	(208,359)	-
Repayment of Demand notes interest	(79,259)	-
Proceeds from short term loan	400,000	-
Repayment of short term loan	(400,000)	-
Repayment of short term loan interest	(3,200)	-
Net cash provided by financing activities	7,696,090	2,324,996
Net decrease in cash and cash equivalents for the year	(36,339)	(4,838,107)
Cash and cash equivalents, beginning of year	543,650	5,381,757
Cash and cash equivalents, end of year	507,311	543,650

Supplemental Information
Assets acquired and liabilities assumed at April 21, 2016:
Current assets, including cash of $266,635		$478,843
Equipment		59,749
Intangible assets		5,580,704
Goodwill		22,308,275
Accounts payable		(241,299)
Accrued liabilities		(361,029)
Customer deposits		(86,487)
Demand notes payable		(324,894)
Promissory Notes payable		(217,808)
Bionik advance		(1,436,164)
		$25,759,890

The accompanying notes are an integral part of these consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

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

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and our wholly owned subsidiary (Bionik Mergerco). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received an aggregate of 23,650,000 shares of the Company’s common stock (Note 4).

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

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, Canada M5G 2C9 and its U.S. address is 80 Coolidge Hill Road, Watertown, MA 02472.

Going Concern

As at March 31, 2018, the Company had a working capital deficit of $6,711,941 (working capital deficit as at March 31, 2017, of $3,415,670) and an accumulated deficit of $35,776,340 (March 31, 2017 - $21,076,464) and the Company incurred a net loss and comprehensive loss of $14,625,790 for the year ended March 31, 2017 (March 31, 2017 – net loss of $8,069,402).

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

For the years ended March 31, 2018 and 2017

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

The Company presented the change in accounting policy through the retrospective application of the new accounting principle to all prior periods, as described in ASU No. 250-10-45-5, Accounting Changes and Error Corrections. The following financial statement line items for the year ended March 31, 2017 were affected by the change in accounting principle.

Income Statement

	As originally reported	As of March 31, 2017 As adjusted	Effect of change
Sales	$571,945	$571,945	$-
Cost of Sales	388,756	388,756	-
Total operating expenses	8,829,481	8,829,481	-
Total other expenses	(4,709,718)	(576,890)	(4,132,828)
Net income (loss) and comprehensive loss for the Period	(3,936,574)	(8,069,402)	(4,132,828)
Basic loss per share	(0.04)	(0.09)	(0.05)
Diluted loss per share	(0.04)	(0.09)	(0.05)

Balance sheet

As a result of the accounting policy change, the Company’s deficit as of April 1, 2017 increased from ($15,588,554), as originally reported under ASU No. 2016-01, to ($21,076,464) using ASU No. 2017-11.

Balance Sheet	As originally reported	As at March 31, 2017 As adjusted	Effect of change
Current assets	$1,402,580	$1,402,580	$-
Capital assets	227,421	227,421	-
Intangible assets	27,338,899	27,338,899	-
Total assets	$28,968,900	$28,968,900	$-
Warrant derivative liability	959,600	-	(959,600)
Other current liabilities	4,818,205	4,818,250	45
Total liabilities	$5,777,805	$4,818,250	$(959,555)
Common stock	96,794	96,794	-
Additional paid in capital	38,640,706	45,088,171	6,447,465
Deficit	(15,588,554)	(21,076,464)	(5,487,910)
Accumulated other comprehensive income	42,149	42,149	-
Total shareholders’ equity	$23,191,095	$24,150,650	$959,555
Total liabilities and shareholders’ equity	$28,968,900	$28,968,900	$-

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

Statement of cash flows

	As originally reported	As at March 31, 2017 As adjusted	Effect of change
Net income (loss) for year	$(3,936,574)	$(8,069,402)	$(4,132,828)
Adjustment for items not affecting cash and changes in non-cash working capital items	(3,055,739)	1,077,089	4,132,828
Net cash (used in) operating activities	(6,992,313)	(6,992,313)	-
Net cash (used in) investing activities	(170,790)	(170,790)	-
Net cash provided by financing activities	2,324,996	2,324,996	-
Net (decrease) in cash and cash equivalents for the year	(4,838,107)	(4,838,107)	-
Cash and cash equivalents, beginning of year	5,381,757	5,381,757	-
Cash and cash equivalents, end of year	$543,650	$543,650	$-

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

Newly Adopted and Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. Although the Company’s analysis of the impact of the new revenue recognition guidance is not fully complete, management do not currently believe that such guidance will materially impact the aggregate amount and timing of revenue recognition subsequent to adoption, nor a significant cumulative adjustment to the consolidated balance sheet as of April 1, 2018; however, the Company will provide enhanced revenue recognition disclosures as required by the new standard.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated financial position or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is still assessing the impact that the adoption of ASU 2016-01 will have on the consolidated financial position and the consolidated results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU-2016-09 during the year and it did not have material effect on the consolidated financial position and the consolidated results of operations.

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

In January 2017, the FAS issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company in the interim period ended June 30, 2018. The Company does not expect the impact of adopting ASU 2017-09 to be material on its consolidated financial statements and related disclosures.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis. Work in progress and finished goods consist of materials, labor and allocated overhead.

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $64,957 at March 31, 2018 (March 31, 2017 - $64,957). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $Nil of expenses related to warranty expenses incurred and recorded this expense in cost of goods sold for the year ended March 31, 2018 (March 31, 2017 - $nil).

Foreign Currency Translation

On April 1, 2015, Bionik Canada and Bionik Acquisition Inc. changed its functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well the Company anticipates revenues to be earned in U.S. dollars. The change in accounting treatment was applied prospectively. The functional currency is separately determined for the Company, and each of its subsidiaries, and is used to measure the financial position and operating results. The functional currency of the Company and its wholly owned subsidiaries is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on initial recognition at the exchange rate at the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are recognized in profit or loss. Non-monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates based on management’s best knowledge of current events and actions of the Company may undertake in the future. Significant areas requiring the use of estimates relate to the valuation of inventory, revenue recognition, the useful life of equipment and intangible assets, impairment of goodwill and intangible assets, inputs to the fair value of shares to be issued, stock options and warrants. Actual results could differ from these estimates.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, due from related parties, demand loans, convertible loans and promissory note payable approximate fair value because of the short period of time between the origination of such instruments, their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company has recognized shares to be issued, stock options and warrants, for which it did not as of March 31, 2018 have sufficient authorized share capital to issue, as a liability that is measured at fair value based on Level 1 inputs, for the component related to shares to be issued, and Level 3 inputs for the measurement of the stock options and warrants using a valuation model, as disclosed in Notes 11 & 12.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the year.

Segment Reporting

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segment are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Approximately 99% of the Company’s assets are US-based and all sales for the years ended March 31, 2018 and 2017 were made by the Company’s US subsidiary, Bionik, Inc. In addition, all of the Company’s technology and other assets and goodwill are connected to the acquisition by the Company in April 2016 of Bionik, Inc. Equipment connected to Bionik Inc. amounts to $120,910 and $39,051 is connected to equipment at the Company’s Canadian subsidiary Bionik Laboratories Inc.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Goodwill and Indefinite Lived Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill and indefinite lived intangible assets, consisting of the trademarks acquired (Note 4), are assessed for impairment annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill or indefinite lived intangible assets. The Company performs impairment tests using a fair value approach when necessary. None of the Company’s goodwill or indefinite lived intangibles was impaired as of March 31, 2018. Accordingly, no impairment loss has been recognized in the year ended March 31, 2018.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

4.	ACQUISITION – Continued

The following sets forth the purchase price allocation based on management’s best estimates of fair value, including a summary of major classes of consideration transferred and the recognized amounts of assets acquired and liabilities assumed at the acquisition date.

As
at April 21,
2016
$
Fair value of 23,650,000 shares of common stock (a)	23,177,000
Fair value of vested stock options (b)	2,582,890
Allocation of purchase price:	25,759,890
Cash and cash equivalents	266,635
Accounts receivable	6,490
Inventories	188,879
Prepaid expenses and other current assets	16,839
Equipment	59,749
Liabilities assumed:
Accounts payable	(241,299)
Accrued liabilities	(361,029)
Customer deposits	(86,487)
Demand notes payable	(324,894)
Promissory notes payable	(217,808)
Bionik advance (d)	(1,436,164)
Net assets acquired	(2,129,089)
Patents and exclusive License Agreement	1,306,031
Trademark	2,505,907
Customer relationships	1,431,680
Non compete agreement	61,366
Assembled Workforce	275,720
Goodwill	22,308,275
25,759,890

(a)	The fair value of common stock was based on $0.98, which was the closing market price of the Company’s common stock on April 21, 2016.

(b)	The fair value of the vested stock options was determined using the Black Scholes option pricing model with the following key assumptions: a risk free rate of 1.59%, dividend and forfeiture rates of 0% and expected volatility of 114% which is consistent with the Company’s assumptions (Note 11).

(c)	Pro forma information has not been presented for IMT as these operations have been consolidated for all days in the year ended March 31, 2017 except 20 days from April 20, 2016. These 20 days are not considered material.

(d)	Included in the net assets acquired was a loan issued to IMT in the amount of $300,000 under normal commercial terms. The loan carried an interest rate of 6% and were secured by all the assets of IMT subject to a $200,000 subordination to a third party financial services company, which was released in April 2016.

(e)	The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the year ended March 31, 2018:

	Amortization	Value	Expense	Value at	Expense	Value at
Intangible assets acquired	period (years)	acquired	March 31, 2017	March 31, 2017	March 31, 2018	March 31, 2018
		$	$	$	$	$
Patents and exclusive Licence Agreement	9.74 years	1,306,031	126,375	1,179,656	134,126	1,045,530
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	134,931	1,296,749	143,206	1,153,543
Non compete agreement	2	61,366	28,918	32,448	30,709	1,739
Assembled workforce	1	275,720	259,856	15,864	15,864	-
		5,580,704	550,080	5,030,624	323,905	4,706,719

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31, 2018	March 31, 2017
	$	$
Prepaid expenses and other receivables	86,957	68,484
Prepaid inventory	301,104	-
Prepaid insurance	36,497	136,896
Sales taxes receivable (i)	9,097	22,667
	433,655	228,047

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORY

	March 31,	March 31,
	2018	2017
	$	$
Raw Materials	237,443	119,985
Work in Progress	-	108,264
	237,443	228,249

For the year ended March 31, 2018, $38,860 (March 31, 2017 - $43,009) of inventory has been written off to Cost of Sales as it is not expected to be used as a result of an introduction of new versions of existing InMotion products. In addition, for the year ended March 31, 2017, $124,416 was written off as a result of physical inventory counts.

7.	EQUIPMENT

Equipment consisted of the following as at March 31, 2018 and March 31, 2017:

	March 31, 2018			March 31, 2017
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	256,505	223,750	32,755	250,538	204,258	46,280
Furniture and fixtures	36,795	28,051	8,744	36,795	26,096	10,699
Demonstration equipment	200,186	105,441	94,745	184,586	44,420	140,166
Manufacturing equipment	88,742	85,668	3,074	88,742	84,982	3,760
Tools and parts	11,422	5,741	5,681	11,422	4,472	6,950
Assets under capital lease	23,019	8,057	14,962	23,019	3,453	19,566
Balance	616,669	456,708	159,961	595,102	367,681	227,421

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the year ended March 31, 2018 was $89,026 (March 31, 2017 - $79,868).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE

(a) Demand Notes payable

Notes Payable

The Company repaid on December 31, 2017, all outstanding demand notes payable (“Notes”) except Notes in the aggregate principal amount of $50,000, which was deferred to June 30, 2018 acquired from IMT on April 21, 2016.

Balance, March 31, 2016	$-
Acquisition of IMT (Note 4)	324,894
Accrued interest	5,706
Balance, March 31, 2017	330,600
Accrued interest	8,497
Repayment of principal	(208,359)
Repayment of interest	(79,259)
Balance, March 31, 2018	$51,479

Interest expense incurred on the Notes totaled $8,497 for the year ended March 31, 2018 (March 31, 2017 - $5,706), which are included in accrued liabilities.

(b) Promissory Notes payable

In February 2014, the Company borrowed $200,000 from an existing investor under the terms of a secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. Interest expenses incurred on the Promissory Note totaled $12,957 for the twelve months ended March 31, 2018 (March 31, 2017 - $18,740). The Promissory Note was paid in full during the quarter ended March 31, 2018

Balance, March 31, 2016	$-
Acquisition of IMT	217,808
Accrued Interest	18,740
Balance, March 31, 2017	236,548
Accrued interest	12,957
Repayment of principal	(200,000)
Repayment of interest	(49,505)
Balance, March 31, 2018	$-

(c) Short term Loan

In December 2017, a company controlled by a Board member made a short-term loan to the Company of $400,000 with interest at 1.5% per month. Interest expenses incurred on the loan totaled $3,200 for the year ended March 31, 2018 (March 31, 2017 - $Nil). The Company repaid this loan with interest of $3,200 in January 2018.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE – Continued

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

On August 14, 2017, the Company entered into an amendment to these convertible loans, whereby the interest was changed to a fixed rate of 12% per year from April 1, 2017 to August 14, 2017, and 3% per month from August 14, 2017 to maturity, which was extended to the earlier of March 31, 2018 or consummation of a qualified financing. The conversion feature was modified to contain the following terms: upon the consummation of an equity or equity-linked round of with an aggregate gross proceeds of $7,000,000, without any action on part of the Holder, the outstanding principal, accrued and unpaid interest and premium amount equal to 25% of the principal amount less the accrued and unpaid interest, will be converted into shares of new round stock based upon the lesser of (a) the lowest issuance (or conversion) price of new round stock in case there is more than one tranche of new round stock or (b) $0.25.

Further, the Company issued warrants to these debt holders amounting to 20% of the aggregate principal of the convertible loans divided by the exercise price, which would be determined as the lowest of a new round stock in a qualified financing, the average volume weighted average price for the sixty trading days prior to January 31, 2018 or $0.25. The warrants have a term of five years. These amendments were treated as an extinguishment of the original debt; however, there was no gain or loss recognized and the new and amended debts were recognized as shown below.

An additional $2,999,975 was received from these shareholders during the year ended March 31, 2018 for a total of $4,999,975. For the year ended March 31, 2018, an additional $1,037,067 of interest was accrued and expensed on these convertible loans.

The Company has recognized a discount against the convertible loans for the relative fair value of the warrants and is accreting the discount using the effective interest rate method. The assumptions used in valuing the warrants using the binomial valuation model were as follows: exercise price of $0.25, volatility of 114%, risk-free interest rate of 1.91% and a term of five years. The Company evaluated the fair value of the warrants attached to the convertible notes as $548,178 and recorded $548,178 of accretion expense in the twelve months period ended March 31, 2018.

Balance, March 31, 2016	$-
Additional principal investment	2,000,000
Accrued Interest	17,488
Balance, March 31, 2017	2,017,488
Additional principal investment	2,999,975
Fair value of warrants	(548,178)
Accretion expense	548,178
Accrued Interest	1,037,067
Conversion of principal and interest	(6,054,530)
Balance, March 31, 2018	$-

(e) In May 2017, the Company’s Chinese joint venture partners loaned the Company $500,000 at an interest rate of 8% convertible into the Company’s common shares upon a capital raise (“Qualified Financing”) where gross proceeds exceed $3,000,000 at the lesser of $0.50 and the quotient of the outstanding balance on the conversion date by the price of the Qualified Financing. Additionally, the holders are entitled to warrants equaling 25% of the number of conversion shares to be issued at conversion. During the twelve months ended March 31, 2018, $33,556 of interest was accrued and expensed on these convertible loans.

Balance, March 31, 2017	$-
Additional principal investment	500,000
Accrued Interest	33,556
Conversion of principal and interest	(533,556)
Balance, March 31, 2018	$-

(f)       In December 2017, investors of the Company advanced funds under a new convertible loan offering. These convertible loans bear interest at a fixed rate of 3% per month until the earlier of (a) January 31, 2018 and (b) the consummation of a qualified financing defined as gross proceeds of no less than $7,000,000 and up to $14,000,000 raised in one or more tranches. On the maturity date, without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the notes will be converted into shares of new round stock based upon a 15% discount to the lesser of (i) (A) the VWAP average of the last 30 days ending on the closing of the qualified financing (or, in the event of multiple closings, the lowest VWAP average of the last 30 days ending on each closing of a qualified financing) in the event of a maturity date referred to in clause (b) of the definition thereof, or (B) the VWAP average of the last 30 days before the maturity date in the event of a maturity date referred to in clause (a) of the definition thereof, and (ii) $0.18. In January 2018, the terms of the new convertible loan offering were amended to extend the maturity date until March 31, 2018 and in March 2018 the terms of the loans were amended to change the definition of qualified financing as gross proceeds of no less than $2,000,000 and up to $14,000,000 raised in one or more tranches.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE – Continued

Convertible Loans Payable – Continued

$3,611,400 was received from these investors during the twelve months ended March 31, 2018 and $201,928 of interest was accrued and expensed on these convertible loans for the twelve months ended March 31, 2018.

Balance, March 31, 2017	-
Additional principal investment	3,611,400
Accrued Interest	201,928
Conversion of principal and interest	(3,813,328)
Balance, March 31, 2018	$-

(g)	Conversion of Notes Payable

	March 31, 2018
	Principal	Interest	Premium	Total Conversion Amount	Beneficial Conversion Feature	Number of Shares Converted
Convertible Notes Payable (December 2016 to December 2017)	$4,999,975	$1,054,555	$1,249,994	$7,304,523	$762,301	116,919,141
Chinese Convertible Loan	$500,000	$33,556	-	$533,556	$76,230	9,394,346
Convertible Notes Payable (December 2017 to March 2018)	$3,611,400	$201,928	-	$3,813,328	$550,598	61,037,660
Total	$9,111,375	$1,290,039	$1,249,994	$11,651,407	$1,389,129	187,351,147

9.	RELATED PARTY TRANSACTIONS AND BALANCES

Due from related parties

An outstanding loan to the Chief Operating Officer (“COO”) of the Company is for $18,897 (March 31, 2017 - $18,731). The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the year ended March 31, 2018, the Company accrued interest receivable in the amount of $590 (March 31, 2017 - $707); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

Accounts payable and accrued liabilities

(a)	As at March 31, 2018, $208,567 (March 31, 2017 - $Nil) was owing to the CEO of the Company; $135,039 (March 31, 2017 – $Nil to the former CTO) was owing to the Chief Technology Officer; and, $600 (March 31, 2017 – $97,500) was owing to the Chief Commercialization Officer, $116,624 (March 31, 2017 $Nil) was owing to the Chief Financial Officer (“CFO”), and $587,019 (March 31, 2017 – $4,135) was owing to the former CEO, all related to severance, bonuses and business expenses, all of which are included in accounts payable or accrued liabilities. Bonus amounts were paid in May 2018.

(b)	In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, with a former director as a co- licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

(c)	As at the effective date of the merger pursuant to the Merger Agreement, a former director received an aggregate of 5,190,376 shares of the Company in return for his ownership of IMT securities, in addition to his IMT options which were as of the effective date of the merger exercisable for an aggregate of 360,231 shares of common stock of the Company.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

10.	SHARE CAPITAL

	March 31, 2018		March 31, 2017
	Number of shares	$	Number of shares	$
Exchangeable Shares:
Balance beginning of year	47,909,336	47,910	50,000,000	50,000
Converted into common shares (e)	(3,637,456)	(3,637)	(2,090,664)	(2,090)
Balance at end of year	44,271,880	44,273	47,909,336	47,910
Common Shares
Balance at beginning of the year	48,885,107	48,884	22,591,292	22,591
Shares issued on acquisition (Note 4)	-	-	23,650,000	23,650
Shares issued to exchangeable shareholders (e)	3,637,456	3,637	2,090,664	2,090
Shares issued for services (d)	-	-	217,047	217
Shares issued on conversion of loans (b)	147,805,371	147,805	-	-
Options exercised (Note 11)	-	-	110,096	110
Warrants exercised (a)	5,000,172	5,000	174,759	175
Cashless exercise of warrants (c)	-	-	51,249	51
Balance at end of the year	205,328,106	205,326	48,885,107	48,884
TOTAL SHARES	249,599,986	249,599	96,794,443	96,794

(a)	During the year ended March 31, 2018, the Company consummated an offer to amend and exercise to its warrant holders, enabling them to exercise their outstanding warrants for $0.25 per share, and as a result, 5,000,172 common shares were issued for net proceeds of $1,125,038 (Note 12).

(b)	During the year ended March 31, 2018, the Company converted $9,171,604 of notes payable and interest into 147,805,371 common shares. Under the terms of this conversion the remaining $1,220,629 of principal and interest was required to be converted into 39,545,776 common shares, but were unable to be issued as a result of the Company not having enough authorized shares. The $2,470,622 value of these shares at March 31, 2018 has been classified as a liability until the common shares can be issued. In addition, there was a $376,674 loss recorded in the year connected to the difference of the $2,847,296 market value of the shares at March 31, 2018 and the value of these shares which resulted on the conversion of notes payable, the exercise price of which was based on a 30 day VWAP.

(c)	During the year ended March 31, 2017, 51,249 common shares were issued as a result of a cashless exercise of 262,045 warrants with an exercise price of $0.80. Under the terms of the warrant agreement the value of the warrants on exercise is attributed to the shares on exercise and the Company has recognized a value of $43,562.

(d)	The Company issued 217,047 common shares during the year ended March 31, 2017 for consulting services and recognized $59,500 of share compensation expense.

(e)	During the year ended March 31, 2018, 3,637,456 exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms. (March 31, 2017 – 2,090,664 shares)

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

In connection with the Merger and the Trust Agreement, effective February 20, 2015, the Company filed a certificate of designation of the Special Voting Preferred Share (the “Special Voting Certificate of Designation”) with the Delaware Secretary of State. Pursuant to the Special Voting Certificate of Designation, one share of the Company’s blank check preferred stock was designate as Special Voting Preferred Share. The Special Voting Preferred Share entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement.

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

For the years ended March 31, 2018 and 2017

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

On November 24, 2015, the Company issued 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 250,000 options were cancelled and stock compensation expense of $62,317 was recognized. During the year ended March 31, 2018, $142,438, (March 31, 2017 -$142,438) in stock compensation expense was recognized.

On December 14, 2015, the Company issued 2,495,000 options granted to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the year ended March 31, 2016, 25,000 options were cancelled and for the year ended March 31, 2017, 40,000 options were cancelled and for the year ended March 31, 2018, 436,667 options were cancelled, and the year ended March 31, 2018, $479,315, (March 31, 2017 - $407,208) of stock compensation expense was recognized.

On April 21, 2016, the Company issued 3,000,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT, of which 1,000,000 have an exercise price of $0.25, 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the acquisition equation (Note 4). For options that have not yet vested $29,524, (March 31, 2017 -$102,989) has been recognized as stock compensation expense.

On April 26, 2016, the Company issued 250,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $213,750. During the year ended March 31, 2018, $71,250, (March 31, 2017 - $66,104) was recognized as stock compensation expense.

On August 8, 2016, the Company issued 750,000 options to an employee with an exercise price of $1.00 that will vest over three years at the anniversary date. The grant fair value was $652,068. During the year ended March 31, 2018, $217,356, (March 31, 2017 -$140,230) of stock compensation expense was recognized.

On February 6, 2017, the Company issued 400,000 options to an employee with an exercise price of $0.70 that will vest over three years at the anniversary date. The grant fair value was $245,200. During the year ended March 31, 2018, $81,733, (March 31, 2017 - $12,163) of stock compensation expense was recognized.

On February 13, 2017, the Company issued 250,000 options to a consultant with an exercise price of $0.68 that will vest over one and one- half years, every six months. The grant fair value was $148,750. During the year ended March 31, 2018, $49,583, (March 31, 2017 -$6,345) of stock compensation expense was recognized.

On August 3, 2017, 1,500,000 options at $0.21 to an executive officer, which vest equally over three future years. In addition, this executive officer was also granted up to 500,000 additional performance options based on meeting sales targets for the years ending March 31, 2018 and 2019. The performance options will vest at market price if the performance objectives are met. This grant had a grant date fair value of $387,209 and a share compensation expense of $60,371 was recognized for the year ended March 31, 2018. These options were valued using the Black-Scholes model and the following inputs: expected life of 7 years, expected volatility 114% and a risk-free rate of 1.73%.

On September 1, 2017, the Company granted 12,215,354 options at $0.161 equally to an executive officer and a consultant. 2,035,892 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years. The grant date fair value was $1,832,304 and $381,730 is the current expense for the year ended March 31, 2018. These options were valued using the Black-Scholes model and the following inputs: expected life of 10 years, expected volatility 114% and a risk-free rate of 1.91%.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS – Continued

On January 24, 2018, the Company granted 3,640,000 options at $0.155 to employees that vest equally on January 24, 2019, 2020 and 2021. The grant fair value was $491,036 and $27,280 is the current stock compensation expense for the year ended March 31, 2018. These options were valued using the Black-Scholes model and the following inputs: expected life of 10 years, expected volatility 114% and a risk-free rate of 1.91%.

During the year ended March 31, 2018, the Company recorded $1,540,580 in share-based compensation related to the vesting of stock options (March 31, 2017 - $844,162).

The following is a summary of stock options outstanding and exercisable as of March 31, 2018:

These options at their respective grant dates were valued using the Black-Scholes option pricing model with the following key assumptions:

	Expected life in	Risk	Dividend	Forfeiture	Expected	Grant date fair
Grant date	years	free rate	rate	rate	volatility	value
February 17, 2015	3.89	1.59%	0%	0%	114%	$136,613
July 1, 2014	3.25	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	3.22	1.59%	0%	0%	114%	$118,957
April 1, 2014	3.01	1.59%	0%	0%	114%	$230,930
November 24, 2015	4.65	1.59%	0%	0%	114%	$694,384
December 14, 2015	4.71	1.59%	0%	0%	114%	$1,260,437
April 21, 2016	6.11	1.59%	0%	0%	114%	$2,582,890
April 26, 2016	5.07	1.59%	0%	0%	114%	$213,750
August 8, 2016	5.36	1.59%	0%	0%	114%	$652,068
February 6, 2017	5.86	1.59%	0%	0%	114%	$245,200
February 13, 2017	5.88	1.59%	0%	0%	114%	$148,750
August 3, 2017	6.35	1.59%	0%	0%	114%	$387,209
September 1, 2017	9.43	1.59%	0%	0%	114%	1,832,304
January 24, 2018	6.82	1.59%	0%	0%	114%	$491,036

	Number of Options	Weighted-Average Exercise Price ($)
Outstanding, March 31, 2017	9,903,650	0.59
Issued	17,855,354	0.155
Exercised	-	-
Expired	-	-
Cancelled	(2,159,126)	0.65
Outstanding, March 31, 2018	25,599,878	0.50

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of March 31, 2018:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	264,230	April 1, 2021	264,230
0.23	97,514	June 20, 2021	97,514
0.23	1,981,728	July 1, 2021	1,981,728
0.23	141,557	February 17, 2022	141,557
1.22	400,000	November 24, 2022	266,667
1.00	1,993,334	December 14, 2022	1,676,667
0.95	111,937	March 28, 2023	111,937
1.05	433,027	March 28, 2023	433,027
1.00	250,000	April 26, 2023	83,333
1.00	750,000	August 8, 2023	250,000
0.70	400,000	February 6, 2024	133,333
0.68	250,000	February 13, 2024	166,667
0.95	31,620	March 3, 2024	31,620
1.05	122,324	March 3, 2024	122,324
0.95	6,324	March 14, 2024	6,324
1.05	24,465	March 14, 2024	24,465
0.95	72,727	September 30, 2024	72,727
1.05	281,345	September 30, 2024	281,345
0.95	3,478	June 2, 2025	3,478
1.05	13,456	June 2, 2025	13,456
0.25	66,298	December 30, 2025	66,298
0.95	49,160	December 30, 2025	27,261
0.21	2,000,000	August 3, 2024	-
0.161	12,215,354	September 1, 2027	2,035,892
0.155	3,640,000	January 24, 2025	-
	25,599,878		8,291,850

The weighted-average remaining contractual term of the outstanding options is 7.46 (March 31, 2017 – 5.12) and for the options that are exercisable the weighted average is 5.74 (March 31, 2017 – 6.02).

Reclassification of Fair Value

As the Company does not have sufficient authorized shares of common stock to cover its options issued, a valuation of these options was done at March 31, 2018 and the resulting liability of $1,451,393 has been recorded in the consolidated balance sheet as shares to be issued, stock options and warrants.

Grant Date	Expected Life	Risk Free rate	Dividend rate	Forfeiture Rate	Expected Volatility	Remeasured Fair Value
February 17, 2015	3.89	1.59%	0%	0%	135%	$7,122
July 1, 2014	3.25	1.59%	0%	0%	135%	$90,472
June 20, 2014	3.22	1.59%	0%	0%	135%	$4,428
April 1, 2014	3.01	1.59%	0%	0%	135%	$12,437
November 24, 2015	4.65	1.59%	0%	0%	135%	$16,327
December 14, 2015	4.71	1.59%	0%	0%	135%	$85,833
April 21, 2016	6.39	1.59%	0%	0%	118%	$53,853
April 26, 2016	5.07	1.59%	0%	0%	114%	$11,430
August 8, 2016	5.36	1.59%	0%	0%	114%	$35,722
February 6, 2017	5.86	1.59%	0%	0%	114%	$16,969
February 13, 2017	5.88	1.59%	0%	0%	114%	$10,703
August 3, 2017	6.35	1.59%	0%	0%	114%	$109,970
September 1, 2017	9.43	1.59%	0%	0%	114%	$782,966
January 24, 2018	6.82	1.59%	0%	0%	114%	$213,161
						1,451,393

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, March 31, 2017	17,638,243	1.35
Exercised	(5,000,172)	0.25
Issued in connection with anti-dilution provision connected warrant transaction	83,752	0.749
Issued in connection with anti-dilution provision connected warrant transaction	941,191	1.2933
Issued in connection to the warrant transaction to the broker	400,014	0.25
Issued in connection with conversion of loans and interest into common shares	16,006,322	0.0625
Issued in connection with conversion of loans and interest into common shares	2,348,587	0.60
Issued in connection with anti-dilution provision connected with issuance of common shares	20,458,058	0.4868
Issued in connection with anti-dilution provision connected with issuance of common shares	2,019,583	0.2952
Outstanding and exercisable, March 31, 2018	54,895,578	$0.3546

During the year ended March 31, 2018, the Company consummated an offer to amend and exercise its then outstanding warrants, enabling the holders of the warrants to exercise such warrants for $0.25 per share. The Company received net proceeds of $1,125,038. The Company also converted loans and interest due.

Due to an anti-dilution clause in the warrant agreements for such outstanding warrants an additional 83,752 warrants were issued to the $0.80 warrant holders and 941,191 warrants were issued to the $1.40 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.80 to $0.749 and from $1.40 to $1.2933, as a result of this warrant transaction.

Due to an anti-dilution clause in the warrant agreements for such outstanding warrants an additional 2,019,583 warrants were issued to the $0.749 warrant holders and 20,458,058 warrants were issued to the $1.2933 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.749 to $0.2952 and from $1.2933 to $0.4868 as a result of loan and interest conversion transaction for shares that have been issued and shares that will be issued.

The Company measured the effects of the two above transactions, which triggered anti-dilution clause using the binomial tree model and recorded a loss of $74,086 against deficit.

The Company issued 400,014 warrants exercisable at $0.25 for four years expiring June 27, 2020 to the firm who facilitated the warrant offer.

The Company issued 2,348,587 warrants at $0.60 which expire in 5 years on March 31, 2023 and 16,006,322 warrants at $0.0625 which also expire March 31, 2023 in connection with the loan and interest conversion transaction.

During the year ended March 31, 2017, a warrant holder exercised 262,045 warrants on a cashless basis based on the terms of the warrant agreement and received 51,249 shares of common stock.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

12.	WARRANTS – Continued

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding after the warrant offer to amend and exercise the additional warrant issue and the re-pricing of the warrants as of March 31, 2018.

Exercise Price ($)	Number of Warrants	Expiry Date
0.60	2,348,587	March 31, 2023
0.4868	15,603,103	February 26, 2019
0.4868	3,265,093	March 27, 2019
0.4868	871,813	March 31, 2019
0.4868	6,759,081	April 21, 2019
0.4868	3,191,037	May 27, 2019
0.4868	3,117,199	June 30, 2019
0.2952	3,333,328	February 26, 2019
0.25	400,014	June 27, 2020
0.0625	9,603,842	August 14, 2022
0.0625	6,402,481	March 31, 2022
	54,895,578

The weighted-average remaining contractual term of the outstanding warrants was 2.27 (March 31, 2017 – 1.77).

The exercise price and number of underlying shares with respect to the $0.4868 and $0.295 warrants are expected to be further adjusted pursuant to the anti-dilution provisions therein, as a result of any further issuance of common shares.

The Company was committed to issue to these third party previous lenders warrants exercisable into 349,522 Exchangeable Shares at an exercise price of $0.23 per share for a period ending March 21, 2017. During the year ended December 31, 2015, the Company issued these warrants.

Reclassification of Fair Value

As the Company does not have sufficient authorized shares of common stock to cover its warrants issued; a valuation of these warrants was done at March 31, 2018 and the resulting liability of $1,394,164 has been recorded in the consolidated balance sheets as shares to be issued, stock options and warrants. The 400,014 warrants at an exercise price of $0.25 issued in connection to the warrant transaction to the broker were not included in the fair value remeasurement, because there is sufficient capital to convert them into common stock if exercised.

Exercise Price ($)	Number of Warrants	Expiry Date	Expected life (years)	Risk free rate	Dividend rate	Forfeiture rate	Expected volatility	Remeasured fair value
0.6	2,348,587	31-Mar-23	5	1.59%	0%	0%	135%	116,142
0.4868	15,603,103	26-Feb-19	0.92	1.59%	0%	0%	135%	100,281
0.4868	3,265,093	27-Mar-19	1	1.59%	0%	0%	135%	24,815
0.4868	871,813	31-Mar-19	1	1.59%	0%	0%	135%	6,769
0.4868	6,759,081	21-Apr-19	1.08	1.59%	0%	0%	135%	58,358
0.4868	3,191,037	27-May-19	1.16	1.59%	0%	0%	135%	32,276
0.4868	3,117,199	30-Jun-19	1.25	1.59%	0%	0%	135%	36,116
0.2952	3,333,328	26-Feb-19	0.92	1.59%	0%	0%	135%	38,423
0.0625	9,603,842	14-Aug-22	4.38	1.59%	0%	0%	135%	593,355
0.0625	6,402,481	31-Mar-22	4	1.59%	0%	0%	135%	387,529
	54,495,564							1,394,164

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

12.	WARRANTS – Continued

Exchangeable share purchase warrants

In 2014, the Company repaid loans of $180,940 plus accrued interest of $12,138 owing to investors introduced by Pope and Co. As part of this transaction in March 2017, 174,759 warrants were exercised for proceeds of $40,195 and the remaining 174,763 warrants expired.

13.	INCOME TAXES

Components of net (loss) before income taxes consists of the following:

	March 31 2018	March 31 2017
	$	$
U.S.	(12,281,398)	(6,056,384)
Canada	(2,344,392)	(2,013,018)
	(14,625,790)	(8,069,402)
Net (loss) for the year before recovery of income taxes	(14,625,790)	(8,069,402)
Statutory rate	34.04%	35%
Expected income tax (recovery) expense	(4,978,619)	(2,824,291)
Tax rate changes and other basis adjustments	1,748,278	44,238
Stock-based compensation	524,412	350,683
Difference in Foreign Tax Rates	184,414	-
Accretion	659,458	-
Share premium	425,497	-
Non-deductible expense	339,296	(132,076)
Net DTA acquired	-	(546,122)
Change in valuation allowance	1,097,264	3,107,568
Recovery of income taxes	-	-

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	March 31, 2018	March 31, 2017
	$	$
Equipment	70,350	73,520
Share issue costs	510	1,456
SR&ED pool	690,320	464,746
Other	535,510	629,266
Non-capital losses – Canada	2,515,170	2,067,203
Net operating losses – U.S.	4,331,850	4,534,710
Valuation allowance	(7,017,430)	(5,956,118)
	1,126,280	1,814,783
Intangibles and other	(1,126,280)	(1,814,783)
	-	-

The Company has non-capital losses in its Canadian subsidiary of approximately $9,491,200, which will expire between 2029 and 2037. The Company has net operating losses in the U.S. parent Company of $6,319,925, and net operating losses in the U.S. subsidiary of approximately $11,788,800, which will expire between 2034 and 2037.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

13.	INCOME TAXES – Continued

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of March 31, 2018, the Company had no uncertain tax positions.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2018:

United States – Federal	2014 – present
United States – State	2014 – present
Canada – Federal	2013 – present
Canada – Provincial	2013 – present

14.	COMMITMENTS AND CONTINGENCIES

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

Commitments

(a)       On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 320,000 common shares. As at March 31, 2018, these shares have not yet been issued.

(b)       On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form China Bionik Medical Rehabilitation Technology Ltd. (“China JV”), in which the Company will have a 25% interest and the JV Partner 75%. The China JV was not formally formed until subsequent to year-end and there were no operations during the year ended March 31, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 on the date of formation, $435,000 12 months later and $725,000 60 months after the date of formation. The Company is required to contribute certain intellectual property.

(c)       On March 6, 2018, the Company signed a distribution agreement with Curexo Inc for South Korea and as part of this agreement the Company is obligated to buy a rehabilitative product from Curexo Inc. for $200,000 when this product is fully developed by Curexo. Inc..

15.	RISK MANAGEMENT

The Company’s cash balances are maintained in a bank in Canada and a USA Bank. Deposits held in banks in Canada are insured up to $100,000 CAD per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

Interest Rate Risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The Company has minimal exposure to fluctuations in the market interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2018 and 2017

(Amounts expressed in U.S. Dollars)

15.	RISK MANAGEMENT – Continued

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

16.	LOSS PER SHARE

Common stock equivalents (other than the Exchangeable Shares), options and warrants were excluded from the computation of diluted loss per share for the year ended March 31, 2018 and 2017, after retrospective adjustment for a change in accounting policy (Note 2), as their effects are anti-dilutive.

17.	SUBSEQUENT EVENTS

(a) Subsequent to March 31, 2018, Exchangeable Shareholders exchanged 3,000,000 exchangeable shares into Common Stock.

(b) On June 11, 2018, the Company increased the number of authorized shares of Common Stock from 250,000,000 to 500,000,000 and issued 39,545,776 common shares related to the conversion of notes payable at March 31, 2018. (Note 10(b))

(c) Subsequent to March 31, 2018, the Company’s board granted 6,000,000 options at $0.0649 that immediately vested to the CEO of the Company with a 10 year expiry and 750,000 options at $0.0462 were granted to our Chief Commercial Officer that vest over three years from the anniversary of the grant and expire in 7 years.

(d) Subsequent to March 31, 2018, an affiliate of one of the Company’s major shareholders who is also a director provided an aggregate amount of $1,960,000 in term loans to the Company that bears interest at a fixed rate of 1% per month and matures on April 30, 2019.

(e) Subsequent to March 31, 2018, the China JV was formally formed and the Company will account for it as of the date of formation.

