Form 10-Q
period 2018-06-30
Bionik Laboratories Corp.
filed 2018-08-14
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2018

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from to

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (416) 640-7887 x 508

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 14, 2018, 350,383,160 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2018 and 2017

Index

Page
Unaudited Condensed Consolidated Interim Financial Statements	1

Condensed Consolidated Interim Balance Sheets as at June 30, 2018 (Unaudited) and March 31, 2018 (Audited)	2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three month periods ended June 30, 2018 and 2017	3

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited) for the three month periods ended June 30, 2018 and 2017	4

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the three month periods ended June 30, 2018 and 2017	5

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6-18

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	June 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
	$	$
Assets
Current
Cash and cash equivalents	959,704	507,311
Trade accounts receivable (net of allowance for doubtful accounts of $19,694; March 31, 2018 – $19,694)	370,180	212,730
Prepaid expenses and other receivables (Note 5)	485,438	433,655
Inventories (Note 6)	155,795	237,443
Due from related parties (Note 9(a)	18,547	18,897
Total Current Assets	1,989,664	1,410,036
Equipment (Note 7)	150,210	159,961
Technology and other assets (Note 4)	4,635,666	4,706,719
Goodwill	22,308,275	22,308,275
Total Assets	29,083,815	28,584,991

Liabilities and Shareholders’ Equity
Current
Accounts Payable (Notes 9(b) and 13)	736,141	724,673
Accrued liabilities (Notes 8 and 9(b))	1,127,364	1,529,505
Customer advances	800	800
Demand Loans (Note 8)	-	51,479
Convertible Loans (Note 8)	1,692,187	-
Conversion Feature on Convertible Loans (Note 8)	1,455,655	-
Deferred revenue	129,784	122,667
Shares to be issued, stock options and warrants (Notes 10,11 and 12)	-	5,692,853
Total Current Liabilities	5,141,931	8,121,977
Shareholders’ Equity
Preferred Stock, par value $0.001; Authorized – 10,000,000; Special Voting Preferred Stock, par
value $0.001; Authorized, issued and outstanding – 1 (March 31, 2018 – 1)	-	-
Common Shares, par value $0.001; Authorized – 500,000,000 (March 31, 2018 – 250,000,000);
Issued and outstanding 247,873,882 and 41,271,880 Exchangeable Shares (March 31, 2018 –
205,328,106 and 44,271,880 Exchangeable Shares) (Note 10)	289,145	249,599
Additional paid in capital	60,147,628	55,947,606
Deficit	(36,537,038)	(35,776,340)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders’ Equity	23,941,884	20,463,014
Total Liabilities and Shareholders’ Equity	29,083,815	28,584,991

Commitments and Contingencies (Note 13)

Subsequent Events (Note 15)

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended June 30, 2018 $	Three months ended June 30, 2017 $
Sales	501,333	87,520
Cost of Sales	253,163	29,300
Gross Margin	248,170	58,220

Operating expenses
Sales and marketing	542,659	445,525
Research and development	676,743	685,909
General and administrative	979,479	627,606
Share-based compensation expense (Note 11)	595,412	251,048
Amortization (Note 4)	71,053	92,949
Depreciation (Note 7)	17,595	24,552
Total operating expenses	2,882,941	2,127,589

Other (income) expense
Foreign exchange	(41,134)	98,561
Accretion expense (Note 8)	134,251	-
Fair value adjustment (Note 8)	44,087	-
Gain on mark to market reevaluation	(2,048,697)	-
Other expense	37,420	72,588
Total other (income) expenses	(1,874,073)	171,149

Net loss and comprehensive loss for the period	(760,698)	(2,240,518)

Loss per share – basic	(0.00)	(0.02)
Loss per share – diluted	(0.00)	(0.02)

Weighted average number of shares outstanding – basic	257,509,141	96,959,284
Weighted average number of shares outstanding – diluted	257,509,141	96,959,284

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficiency)

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in US Dollars)

	Special Voting				Additional		Accumulated Other
	Preferred Stock		Total Shares		Paid		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
		$		$	$	$	$	$

Balance, March 31, 2017	1	-	96,794,443	96,794	45,088,171	(21,076,464)	42,149	24,150,650
Warrants exercised	-	-	5,000,172	5,000	1,120,038	-	-	1,125,038
Share compensation expense	-	-	-	-	251,048	-	-	251,048
Fair value of warrants on convertible loans	-	-	-	-	204,790	-	-	204,790
Net loss for period	-	-	-	-	-	(2,240,518)	-	(2,240,518)
Balance, June 30, 2017	1	-	101,794,615	101,794	46,664,047	(23,316,982)	42,149	23,491,008
Warrant down round feature	-	-	-	-	74,086	(74,086)	-	-
Share Compensation Expense	-	-	-	-	1,289,532	-	-	1,289,532
Conversion of convertible notes	-	-	147,805,371	147,805	9,032,980	-	-	9,180,785
Fair value of warrants on convertible loans	-	-	-	-	343,389	-	-	343,389
Stock option and warrant reclassification	-	-	-	-	(2,845,557)	-	-	(2,845,557)
Beneficial conversion feature on convertible debt	-	-	-	-	1,389,129	-	-	1,389,129
Net loss for the period	-	-	-	-	-	(12,385,272)	-	(12,385,272)
Balance, March 31, 2018	1	-	249,599,986	249,599	55,947,606	(35,776,340)	42,149	20,463,014
Share compensation expense	-	-	-	-	595,412	-	-	595,412
Conversion of convertible notes	-	-	39,545,776	39,546	2,431,076	-	-	2,470,622
Stock option and warrant reclassification	-	-	-	-	1,173,534	-	-	1,173,534
Net loss for the period	-	-	-	-	-	(760,698)	-	(760,698)
Balance, June 30, 2018	1	-	289,145,762	289,145	60,147,628	(36,537,038)	42,149	23,941,884

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Three months ended
	June 30, 2018 $	June 30, 2017 $
Operating activities
Net loss for the period	(760,698)	(2,240,518)
Adjustment for items not affecting cash
Depreciation	17,595	24,552
Amortization	71,053	92,949
Interest expense	36,702	72,766
Share based compensation expense	595,412	251,048
Accretion expense	134,251	-
Fair value adjustment	44,087	-
Gain on mark to market reevaluation	(2,048,697)	-
Allowance for doubtful accounts	(19,694)	-
	(1,929,989)	(1,799,203)
Changes in non-cash working capital items
Accounts receivable	(137,756)	248,977
Prepaid expenses and other receivables	(51,783)	55,996
Due from related parties	350	(635)
Inventories	81,648	(27,297)
Accounts payable	11,468	104,648
Accrued liabilities	(402,141)	(5,428)
Customer advances	-	108,300
Deferred revenue	7,117	7,985
Net cash (used in) operating activities	(2,421,086)	(1,306,657)
Investing activities
Acquisition of equipment	(7,844)	(15,600)
Net cash (used in) investing activities	(7,844)	(15,600)
Financing activities
Proceeds from convertible loans	2,934,298	500,000
Proceeds on exercise of warrants	-	1,125,038
Repayment of Demand notes principal	(50,000)	-
Repayment of Demand notes interest	(2,975)	-
Net cash provided by financing activities	2,881,323	1,625,038
Net increase in cash and cash equivalents for the period	452,393	302,781
Cash and cash equivalents, beginning of period	507,311	543,650
Cash and cash equivalents, end of period	959,704	846,431

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three-month periods ended June 30, 2018 and 2017 (unaudited)

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

On February 26, 2015, the Company entered into a Share Exchange Agreement and related transactions whereby it acquired Bionik Laboratories Inc., a Canadian Corporation (“Bionik Canada”), and Bionik Canada issued 50,000,000 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the then outstanding common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 10).

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

On June 12, 2018, the Company approved the authorization of a common share capital increase to 500,000,000 from 250,000,000.

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

Going Concern

As at June 30, 2018, the Company had a working capital deficit of $3,152,267 (March 31, 2018 – $6,711,941) and an accumulated deficit of $36,537,038 (March 31, 2018 – $35,766,340) and the Company incurred a net loss and comprehensive loss of $760,698 for the three month period ended June 30, 2018 (June 30, 2017 – $2,240,518).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due, however the Company believes it has the support of its major shareholders who have provided convertible loans to meet the Company’s cash flow needs and to continue as a going concern. The Company hopes to raise sufficient cash in the next six months to meet the Company’s anticipated cash requirements for the 12 months thereafter. Sales of additional equity or equity-linked securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS (continued)

The Company expects the forgoing, or combination thereof, to meet the Company’s anticipated cash requirements for the next 12 months; however if these conditions are not achieved, this will raise significant doubt about the Company’s ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments to reflect the possible effects of recoverability and reclassification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

On consideration of the above factors, the Company elected to early adopt ASU 2017-11 on July 1, 2017. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

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

The following financial statement line items for the periods indicated were affected by the change in accounting principle.

Income statement

	Period ended June 30, 2017
	As originally reported	As adjusted	Effect of change
Sales	$87,520	$87,520	$-
Cost of Sales	29,300	29,300	-
Total operating expenses	2,127,589	2,127,589	-
Total other expenses	175,953	171,149	(4,804)
Net loss and comprehensive loss for the period	(2,245,322)	(2,240,518)	4,804

Statement of cash flows

	As at June 30 2017
	As originally reported	As adjusted	Effect of change
Net loss for period	$(2,245,322)	$(2,240,518)	$4,804
Adjustment for items not affecting cash and changes in non-cash working capital items	938,665	933,861	(4,804)
Net cash used in operating activities	(1,306,657)	(1,306,657)	-
Net cash used in investing activities	(15,600)	(15,600)	-
Net cash provided by financing activities	1,625,038	1,625,038	-
Net increase in cash and cash equivalents for the period	302,781	302,781	-
Cash and cash equivalents, beginning of period	543,650	543,650	-
Cash and cash equivalents, end of period	846,431	846,431	-

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements of the Company and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the year ended March 31, 2018. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

This is the first set of the Company’s unaudited condensed consolidated interim financial statements where ASU-2014-09 “Revenue from Contracts with Customers (Topic 606)” has been applied. The changes in accounting policies from those used in the Company’s unaudited condensed consolidated interim financial statements from the quarter ended June 30, 2018 are described below.

Newly Adopted and Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated interim financial statements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method The Company has adopted ASU-2014-01 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

As a result of the adoption of ASU-2014-09, the Company’s accounting policies have been updated. See “Revenue Recognition” below for these changes in accounting policies, as well as new disclosure requirements. The changes in accounting policies will also be reflected in the Company’s unaudited condensed consolidated interim financials statements as at the quarter ended June 30, 2018.”

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company has adopted ASU-2016-01 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2016-15 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2107-9). The FASB issued the update to provide clarity and reduce the cost and complexity when applying guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modifications accounting in Topic 718. ASU 2017-09 is effective for the Company in the interim period ended June 30, 2018. The Company has adopted ASU-2017-09 during the quarter ended June 30, 2018 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at standard cost, on the first-in, first-out basis. Work-in-progress and finished goods consist of materials, labor and allocated overhead.

Revenue Recognition

The Company has adopted ASU-2014-09 with an initial application date of April 1, 2018. The updated accounting policies, the impact on the June 30, 2018 unaudited condensed consolidated interim financial statements and additional disclosures are detailed as follows:

The Company determines revenue recognition through the following steps: a) identification of the contract with a customer; b) identification of the performance obligation in the contract; c) determination of the transaction price; d) allocation of the transaction price for the performance obligations in the contract; and e) recognition of revenue when the Company satisfies a performance obligation.

Revenue is recognized when control of a product is transferred to a customer. Revenue is measured based on the consideration specified in a contract with a customer, net of returns and discounts. Accruals for sales returns are calculated based on the best estimate of the amount of product that will ultimately be returned by customers, reflecting historical experience and the magnitude of non-conforming inventory claims made by the customers that have either been approved or are pending review.

Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance.

In the comparative period, revenue was measured at the fair value of the consideration received or receivable, net of returns and discounts and was recognized when the risks and rewards of ownership has transferred to the customer. No revenue was recognized if there was significant uncertainties regarding recovery of the consideration due, the costs incurred or to be incurred could not be measured reliably, or there was continuing management involvement with the goods.

Impact on the 2018 unaudited condensed consolidated interim financial statements

ASU-2014-09 had no impact on the Company’s unaudited condensed consolidated interim statement of loss and comprehensive loss for the three month period ended June 30, 2018.

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amounted to $75,065 and $64,957 at June 30, 2018 and March 31, 2018, respectively. The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $10,108 of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three month period ended June 30, 2018 (June 30, 2017 – $Nil).

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates are based on management’s best knowledge of current events and actions of the Company it may undertake in the future. Significant areas requiring the use of estimates relate to the valuation of inventory, revenue recognition, the useful life of equipment and intangible assets, impairment of goodwill and intangible assets. Actual results could differ from these estimates.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, due from related parties, demand loans, and convertible loans approximate fair value because of the short period of time between the origination of such instruments, their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company has recognized shares to be issued, stock options and warrants, for which it did not as of March 31, 2018 have sufficient authorized share capital to issue, as a liability that is measured at fair value based on Level 1 inputs, for the component related to shares to be issued, and Level 3 inputs for the measurement of the stock options and warrants using a valuation model, as disclosed in Notes 11 & 12. This was reversed in the quarter ended June 30, 2018, when the Company’s authorized capital was increased from 250,000,000 to 500,000,000 and gain on mark to market valuation of $2,048,697 was recognized.

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the quarter ended June 30, 2018.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition on April 21, 2016 and the asset amortization period and expense for the three month period ended June 30, 2018 and the year ended March 31, 2018:

Intangible	Amortization		Expense March	Value at March	Expense June	Value at June
assets acquired	period (years)	Value acquired	31, 2018	31, 2018	30, 2018	30, 2018
		$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	134,126	1,045,530	33,522	1,012,008
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	143,206	1,153,543	35,792	1,117,751
Non-compete agreement	2	61,366	30,709	1,739	1,739	-
Assembled Workforce	1	275,720	15,864	-	-	-
		5,580,704	323,905	4,706,719	71,053	4,635,666

Amortization for the quarter ended June 30, 2017 was $92,949.

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	June 30, 2018	March 31, 2018
	$	$
Prepaid expenses and sundry receivables	73,987	86,957
Prepaid inventory	261,626	301,104
Prepaid insurance	136,113	36,497
Sales taxes receivable (i)	13,712	9,097
	485,438	433,655

(i) Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORIES

	June 30, 2018	March 31, 2018
	$	$
Raw materials	124,795	237,443
Work in Progress	31,000	-
	155,795	237,443

During the three month period ended June 30, 2018, the Company expensed $237,000 in inventory as cost of goods sold (June 30, 2017 – $29,300).

7.	EQUIPMENT

Equipment consisted of the following as at June 30, 2018 and March 31, 2018:

	June 30, 2018			March 31, 2018
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	264,349	227,977	36,372	256,505	223,750	32,755
Furniture and fixtures	36,795	28,481	8,314	36,795	28,051	8,744
Demonstration equipment	200,186	116,798	83,388	200,186	105,441	94,745
Manufacturing equipment	88,742	85,819	2,923	88,742	85,668	3,074
Tools and parts	11,422	6,020	5,402	11,422	5,741	5,681
Assets under capital lease	23,019	9,208	13,811	23,019	8,057	14,962
	624,513	474,303	150,210	616,669	456,708	159,961

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the period ended June 30, 2018 was $17,595 (June 30, 2017 – $24,552).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE

Demand Notes payable

The Company had outstanding notes payable (“Notes”) of $Nil at June 30, 2018 ($51,479 – March 31, 2018) which was acquired when the Company bought IMT on April 21, 2016. The Notes and interest were repaid during the quarter.

Balance, March 31, 2018	$51,479
Accrued interest	1,496
Repayment	52,975
Balance, June 30, 2018	$-

Interest expense incurred on the Notes totaled $1,496 for the three month period ended June 30, 2018 (June 30, 2017 – $2,341), which was included in accrued liabilities until it was paid off.

Convertible Loans Payable

During the quarter, the Company received loans totaling $2,965,971, (which is inclusive of $31,673 that was capitalized interest) which carry an interest rate of 1% per month of which $2,291,930 came from related parties. The loans and interest are convertible as of July 20, 2018 at a 10% discount to the 30 day weighted VWAP of the Company’s stock price. (Note 15)

In the event the Company consummates a firm commitment or underwritten offering of its common stock by March 27, 2019, and the price per share thereof (the “Offering Price”) is less than the original conversion price on July 20, 2018, then in such event the Company shall issue to all convertible loan holder at June 30, 2018, at no further cost, additional shares of common stock equal to the number of conversion shares the shareholders that they would have received upon conversion if the conversion price equaled the Offering Price, less the number of shares of conversion shares actually issued on July 20, 2018.

The schedules below reflect the fair value and anti-dlution features of the convertible loans, which resulted in accretion expense of $134,251 and a fair value adjustment of $44,087 being expensed for the three months ended June 30, 2018 (June 30, 2017 - $Nil and $Nil).

	At issuance
		Conversion feature fair value			At June 30, 2018
	Principal	Beneficial conversion	Anti-dilution	Fair value of debt	Accretion expense	Interest	Ending balance
Convertible promissory note	$2,965,971	$368,936	$1,042,632	$1,554,403	$134,251	$3,533	$1,692,187

Conversion feature fair value	Beneficial conversion	Anti-dilution	Total
At Issuance	$368,936	$1,042,632	$1,411,568
Fair value adjustment	60,304	(16,217)	44,087
Ending balance at June 30, 2018	$429,240	$1,026,415	$1,455,655

9.	RELATED PARTY TRANSACTIONS AND BALANCES

a)	Due from related parties

As at June 30, 2018, there was an outstanding loan to the Chief Technology Officer and director of the Company for $18,547 (March 31, 2018 – $18,897). The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the period ended June 30, 2018, the Company accrued interest receivable in the amount of $59 (March 31, 2018 – $707) and the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

b)	Accounts payable and accrued liabilities

As at June 30, 2018, $1,957 (March 31, 2018 – $208,567) was owing to the CEO of the Company; $1,643 (March 31, 2018 – $135,039) was owing to the Chief Technology Officer; and $920 (March 31, 2018 – $116,624) was owing to the Chief Financial Officer, all related to business expenses, all of which are included in accounts payable or accrued liabilities.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

10.	SHARE CAPITAL

	June 30, 2018		March 31, 2018
	Number of		Number of
	shares	$	shares	$
Exchangeable Shares:
Balance beginning of year	44,271,880	44,273	47,909,336	47,910
Converted into common shares (a)	(3,000,000)	(3,000)	(3,637,456)	(3,637)
Balance at the end of period	41,271,880	41,273	44,271,880	44,273
Common Shares
Balance at beginning of the period	205,328,106	205,326	48,885,107	48,884
Shares issued to exchangeable shares	3,000,000	3,000	3,637,456	3,637
Shares issued on conversion of loans (b)	39,545,776	39,546	147,805,371	147,805
Warrants exercised	-	-	5,000,172	5,000
Balance at end of the period	247,873,882	247,872	205,328,106	205,326
TOTAL SHARES	289,145,762	289,145	249,599,986	249,599

a.	During the three month period ended June 30, 2018, 3,000,000 exchangeable shares were exchanged on a 1 for 1 basis in accordance with their terms. (March 31, 2018 – 3,637,456).

b.	During the three month period ended June 30, 2018, 39,545,776 shares of common stock were issued once the Company increased its authorized shares of common stock from 250,000,000 to 500,000,000. These shares relate to convertible loans and interest that converted on March 31, 2018 and were recorded as a liability on March 31, 2018 until the shares were issued on June 12, 2018. The liability was reclassified at June 12, 2018 into equity by recording the original value of $2,470,622 of the shares to be issued, as well as the fair value of options and warrants at June 12, 2018 net of fair value of options issued in the period ended June 12, 2018 of $1,173,534, which was charged to equity and a $2,048,697 gain on the fair value reevaluation was recognized as other income in the Statement of Operations and Comprehensive Loss.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS (continued)

On November 24, 2015, the Company granted 650,000 options granted to employees that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 250,000 options were cancelled and during the three month period ended June 30, 2018, $35,609 (June 30, 2017 – $35,609) in stock compensation expense was recognized.

On December 14, 2015, the Company granted 2,495,000 options to employees, directors and consultants that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the years ended March 31, 2016, 2017 and 2018, 25,000 options, 40,000 options and 436,667 options, respectively, were cancelled and for the three month period ended June 30, 2018, $41,350 (June 30, 2017 – $100,289) of stock compensation expense was recognized.

On April 21, 2016, the Company granted 3,000,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT of which 1,000,000 have an exercise price of $0.25, 1,000,000 have an exercise price of $0.95 and 1,000,000 have an exercise price of $1.05. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the original acquisition equation. The options are fully expensed, and $Nil (June 30, 2017 – $10,169) has been recognized as stock compensation expense in the first quarter of 2018.

On April 26, 2016, the Company granted 250,000 options to an employee with an exercise price of $1.00 that vest over three years at the anniversary date. The grant fair value was $213,750. During the quarter ended June 30, 2018, $17,813 (June 30, 2017- $17,813) was recognized as stock compensation expense.

On August 8, 2016, the Company granted 750,000 options to an employee with an exercise price of $1.00 that vest over three years at the anniversary date. The grant fair value was $652,068. The employee left in April 2018 and 500,000 options that had not vested were cancelled and the remaining 250,000 options will expire in November 2018. During the quarter ended June 30, 2018, $18,113 (June 30, 2017 – $54,339) of stock compensation expense was recognized.

On February 6, 2017, the Company granted 400,000 options to an employee with an exercise price of $0.70 that vest over three years at the anniversary date. The grant fair value was $245,200. During the quarter ended June 30, 2018, $20,433 (June 30, 2017 – $20,433) of stock compensation expense was recognized.

On February 13, 2017, the Company granted 250,000 options to a consultant with an exercise price of $0.68 that vest over one and one-half years, every six months. The grant fair value was $148,750. During the quarter ended June 30, 2018, $12,396 (June 30, 2017 – $12,396) of stock compensation expense was recognized. These options are now fully vested.

On August 3, 2017, 1,500,000 options with an exercise price of $0.21 were granted to an executive officer, which vest equally over three future years. In addition, this executive officer was also granted up to 500,000 additional performance options based on meeting sales targets for the years ended March 31, 2018 and 2019. The grant value was $387,209 and $7,546 was expensed as stock compensation in the quarter. The executive left in April 2018 and all of these options were cancelled.

On September 1, 2017, the Company granted 12,215,354 options with an exercise price of $0.161 equally to an executive officer and a consultant who is now the Chairman of the Company. Of such options, 2,035,892 have vested and 50% of the remaining options vest on performance goals being met and 50% vest over 5 years. The grant fair value was $1,832,304 and during the quarter ended June 30, 2018, $38,173 in stock compensation expense was recognized.

On January 24, 2018, the Company granted 3,640,000 options with an exercise price of $0.155 to employees that vest equally on January 24, 2019, 2020 and 2021, The grant fair value was $491,036 and during the quarter ended June 30, 2018, $39,703 in stock compensation expense was recognized.

On April 20, 2018, the Company granted to an executive officer, 6,000,000 options with an exercise price of $0.0649 that vest immediately with a 10-year expiry. The Options were valued using the Black-Scholes model and the following inputs were used: expected life of 10 years, expected volatility of 114% and a risk free rate of 1.59%. As these options fully vested on the grant date, $363,714 of stock based compensation was recognized during the quarter.

On June 11, 2018, the Company granted to a newly-hired executive officer 750,000 options with an exercise price of $0.0462 that vest over three years from the anniversary of the grant and expire in 7 years. The Options were valued using the Black-Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk free rate of 1.59%. The grant fair value was $30,341 and $562 of stock compensation expense was recognized in the quarter.

During the quarter ended June 30, 2018, the Company recorded $595,412 in share-based compensation related to the vesting of stock options (June 30, 2017 – $251,048).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS (continued)

The following is a summary of stock options outstanding and exercisable as of June 30, 2018:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
0.165	154,134	April 1, 2021	154,134
0.23	94,368	June 20, 2021	94,368
0.23	1,981,728	July 1, 2021	1,981,728
0.23	141,557	February 17, 2022	141,557
1.22	400,000	November 24, 2022	266,667
1.00	1,936,667	December 14, 2022	1,633,333
0.95	111,937	March 28, 2023	111,937
1.05	433,027	March 28, 2023	433,027
1.00	250,000	April 26, 2023	166,667
1.00	250,000	August 8, 2023	250,000
0.70	400,000	February 6, 2024	133,333
0.68	250,000	February 13, 2024	250,000
0.95	31,620	March 3, 2024	31,620
1.05	122,324	March 3, 2024	122,324
0.95	6,324	March 14, 2024	6,324
1.05	24,465	March 14,2024	24,465
0.95	72,727	September 30, 2024	72,727
1.05	281,345	September 30, 2024	281,345
0.95	3,478	June 2, 2025	3,478
1.05	13,456	June 2, 2025	13,456
0.25	66,298	December 30, 2025	66,298
0.95	49,160	December 30, 2025	27,261
0.161	12,215,354	September 1, 2027	2,035,892
0.155	3,365,000	January 24, 2025	-
0.0649	6,000,000	April 19, 2028	6,000,000
0.0462	750,000	June 10, 2025	-
	29,404,696		14,301,941

The weighted-average remaining contractual term of the outstanding options was 7.89 (March 31, 2018 – 5.81) and for the options that are exercisable the weighted average was 7.38 (March 31, 2018 – 5.70)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted-Average Exercise Price ($)
Outstanding and exercisable, March 31, 2015	10,823,450	1.35
Issued	7,225,625	1.35
Exercised	(148,787)	(0.80)
Outstanding and exercisable, March 31, 2016	17,900,288	1.35
Exercised	(262,045)	(0.80)
Outstanding and exercisable, March 31, 2017	17,638,243	1.35
Exercised	(5,000,172)	0.25
Issued in connection with anti-dilution provision connected to warrant transaction	83,752	0.749
Issued in connection with anti-dilution provision connected to warrant transaction	941,191	1.2933
Issued in connection to the warrant transaction to the broker	400,014	0.25
Issued in connection with the conversion of loans and interest into common shares	16,006,322	0.0625
Issued in connection with the conversion of loans and interest into common shares	2,348,587	0.60
Issued in connection with anti-dilution provision connected to warrant transaction	20,458,058	0.4868
Issued in connection with anti-dilution provision connected to warrant transaction	2,019,583	0.2952
Outstanding at June 30, 2018 and March 31, 2018	54,895,578	0.3546

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2017 and 2016 (unaudited)

(Amounts expressed in U.S. Dollars)

12.	WARRANTS (continued)

During the year ended March 31, 2018, the Company consummated an offer to amend and exercise its outstanding warrants, enabling the holders of the warrants to exercise such warrants for $0.25 per share. The Company received net proceeds of $1,125,038. The Company also converted loans and interest due.

Due to an anti-dilution clause in the warrant agreement for such outstanding warrants, an additional 83,752 warrants were issued to the $0.80 warrant holders and 941,191 warrants were issued to the $1.40 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.80 to $0.7490 and from $1.40 to $1.2933.

Due to the anti-dilution clause in the warrant agreements for such outstanding warrants, an additional 2,019,583 warrants were issued to the $0.7499 warrant holders and 20,458,058 warrants were issued to the $1.2933 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.749 to $0.2952 and from $1.2933 to $0.4868 as a result of the loan and interest conversion for shares that have been issued at March 31, 2018 and shares that were issued on June 12, 2018.

The Company measured the effects of the above two transactions, which triggered anti-dilution clause using the binomial tree model and recorded a loss of $74,086 against the deficit for the year ended March 31, 2018.

The Company issued 400,014 warrants at $0.25 for four years expiring June 27, 2020 to the firm who facilitated the warrant offer.

The Company issued 2,348,587 warrants at $0.60 which expire in 5 years on March 31, 2023 and 16,006,322 warrants at $0.0625 which also expire March 31, 2023 in connection with the loan and interest conversion transaction.

Common share purchase warrants

The following is a summary of common share purchase warrants as of June 30, 2018:

Exercise Price ($)	Number of Warrants	Expiry Date
0.60	2,348,587	March 31, 2023
0.4868	15,603,103	February 26, 2019
0.4868	3,265,093	March 27, 2019
0.4868	871,813	March 31, 2019
0.4868	6,759,081	April 21, 2019
0.4868	3,191,037	May 27,2019
0.4868	3,117,199	June 30, 2019
0.2952	3,333,328	February 26, 2019
0.25	400,014	June 27, 2020
0.0625	9,603,842	August 14, 2022
0.0625	6,402,481	March 31, 2022
	54,895,578

The weighted-average remaining contractual term of the outstanding warrants was 2.01 (March 31, 2018 – 2.27).

The exercise price and number of underlying shares with respect the $0.4868 and $0.2952 warrants are expected to be further adjusted pursuant to the anti-dilution provisions therein, as a result of any further common share issuances.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three-month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

13.	COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising in the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain, and their results cannot be predicted with certainty, the Company believes that the resolution of current pending matters will not have a material adverse effect on its business, financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on the Company because of legal costs, diversion of management resources and other factors.

Commitments

(a) On February 25, 2015, 262,904 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the former Chief Technology Officer and the new Chief Technology Officer had transferred 314,560 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former Chief Technology Officer and the new Chief Technology Officer 320,000 common shares collectively. As at June 30, 2018, these shares have not yet been issued.

(b) In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, pursuant to which the Company pays the licensors an aggregate royalty of 1% of sales based on patent #8,613,691. No sales were made on the technology under this patent as it has not yet been commercialized. One of the licensors is a founder of IMT and a former officer and director of the Company.

(c) On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form a China-based joint venture to commercialize the Company’s products (“China JV”) in which the Company has a 25% interest and the JV Partner has a 75% interest. The China JV entity formally was created on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of formation, $435,000 12 months later and $725,000 60 months after the date of formation. The Company is required to contribute certain intellectual property to the China JV through a license.

As of June 30, 2018, the JV Partner has not made the required $290,000 investment into the China JV. The China JV has entered into an office rent commitment in Tianjin, PRC for five years, for which the monthly rent payments expressed in USD are $10,083 for year one, $13,444 for year two and three and $14,141 for years four and five. An approximate $18,131 prepaid deposit was provided as part of the commitment. The operations of the China JV are currently financed by Bionik’s JV Partner and approximately $93,309 is due to them at June 30, 2018.

Bionik is applying the equity method of accounting to determine the net income from the joint venture partnership. As of June 30, 2018, Bionik has not made any investments into the China JV.

(d) On March 6, 2018, the Company signed a distribution agreement with Curexo Inc. for South Korea and as part of this agreement, the Company is obligated to buy a rehabilitative product from Curexo Inc. for $200,000 when this product is fully developed. It is not yet developed at June 30, 2018.

14.	RISK MANAGEMENT

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three-month periods ended June 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

14.	RISK MANAGEMENT (continued)

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

Subsequent to June 30, 2018, the Company converted $4,732,853 of convertible loans and interest into 102,509,278 common shares in accordance with their terms. As at July 20, 2018, 102,509,278 of these common shares were issued.

Due to an anti-dilution clause in warrant agreements for certain outstanding warrants, an additional 10,192,712 warrants were issued to the $0.4868 warrant holders and 945,710 warrants were issued to the $0.2952 warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $0.4868 to $0.3714 and from $0.2952 to $0.2300 as a result of loan and interest conversion transaction for shares that have been issued as a result of the July 20, 2018 conversions described above.

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes, and the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the Securities and Exchange Commission.

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

The Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals, including three products in the market and four products in varying stages of development. The InMotion Robots - the InMotion ARM, InMotion Wrist, InMotion Hand and the InMotion ARM/HAND– are designed to provide intelligent, adaptive therapy in a manner that has been clinically verified to maximize neurorecovery. The Company is also developing a home version of the InMotion technology, as well as a lower-body wearable assistive product based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better, which the Company intends to launch in the consumer market.

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

We have partnered with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. Most recently, on May 23, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd. to establish a cooperative joint venture enterprise in the People’s Republic of China and on June 22, 2017, we entered into a joint development and manufacturing agreement with Wistron Medical Tech Holding Company of Taiwan to jointly develop a lower body assistive robotic product based on the ARKE technology for the consumer home market.

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

Between April 1, 2018 and July 20, 2018, we received loans totaling $4,708,306 from existing and new securityholders, of whom one was our Chairman of the Board and one was a member of our Board of Directors and our largest stockholder. As at July 20, 2018, the Company converted the outstanding principal and interest into 102,509,278 common shares in accordance with their terms. As at July 20, 2018, 102,509,278 of these common shares were issued.

Corporate Information

Our principal executive office is located at 483 Bay Street, N105, Toronto, ON, Canada M5G 2C9 and our main corporate telephone number is (416) 640-7887 x 508. Our principal US office is located at 80 Coolidge Hill Road, Watertown, MA, USA 02472. Our website is www.bioniklabs.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to June 30, 2018, we have generated a deficit of $36,537,038.

We expect to incur additional operating losses during this quarter and through March 31, 2019 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

Our results of operations are presented for the three months ended June 30, 2018 with comparatives for the three months ended June 30, 2017.

The following is the commentary on the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Sales

Sales were $501,333 for the three months ended June 30, 2018 (June 30, 2017 – $87,250). Sales in the three months ended June 30, 2018 represent the sale of 5 InMotion robots, service and warranty income compared to 1 InMotion robot, service and warranty income in the three months ended June 30, 2017.

Cost of Sales and Gross Margin

Cost of Sales was $253,163 for the three months ended June 30, 2018 (June 30, 2017 – $29,300). Gross margin of $248,170 or 50% for the three months ended June 30, 2018 compared to $58,220 or 67% for the three months ended June 30, 2017. The prior year sales consisted of one unit and the decreased margin in 2018 is due to higher material prices and issues related to outsourcing which the Company’s engineering team is working on mitigating.

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 was $2,882,941 compared to $2,127,589 for the three months ended June 30, 2017, as further detailed below.

Sales and marketing expenses were $542,659 for the three months ended June 30, 2018 compared to $445,525 for the three months ended June 30, 2017. The increase primarily relates to additional personnel related expenses to develop the commercial team.

Research and development expenses were $676,743 for the three months ended June 30, 2018, compared to research and development expenses of $685,909 for the three months ended June 30, 2017. Research and development expenses remained relatively constant from period to period as a result of similar staffing and project development projects having comparable costs as prior year.

For the three months ended June 30, 2018, we incurred general and administrative expenses of $979,479 compared to general and administrative expenses of $627,606 for the three months ended June 30, 2017. The increase in these expenses is primarily due to additional staff which increased salaries, as well as consulting fees, legal expenses and the costs of being a public company.

For the three months ended June 30, 2018, the Company recorded $595,412 in share-based compensation expense compared to $251,048 for the three months ended June 30, 2017.

Other Expenses

For the three months ended June 30, 2018, we incurred interest expenses of $37,420 compared to interest expenses of $72,588 for the three months ended June 30, 2017. The decrease in interest expense relates to the Company having less interest-bearing debt during the three month period ended June 30, 2018 when compared to June 30, 2017.

Foreign exchange gain for the period ended June 30, 2018 was $41,134 as compared to a loss of $98,561 for the period ended June 30, 2017. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

For the three months ended June 30, 2018, we incurred $134,251 in accretion expense and $44,087 in fair value adjustment connected to the convertible loans (June 30, 2017 – $Nil and $Nil).

Other Income

For the period ended June 30, 2018, upon the increase of the number of authorized shares, we recorded a gain of $2,048,697 (June 30, 2017 – $Nil) on the fair value reevaluation of the shares to be issued, warrants and stock options outstanding at March 31, 2018.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2018 amounted to $(760,698) resulting in a loss per share of $(0.00) compared to a loss of $(2,240,518) the three months ended June 30, 2017, resulting in a loss per share of $(0.02).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds of $11,341,397. During fiscal years 2017 and 2018, the Company also obtained funds through additional government tax credits, incurring convertible indebtedness totaling $9,111,375 that was converted into Company common shares, a short term loan of $400,000 the Company repaid and raising $1,125,038 from its warrant solicitation. Since April 2018 through June 30, 2018, the Company incurred convertible indebtedness totaling $2,969,504 and at June 30, 2018, the Company had cash and cash equivalents of $959,704. Since June 30, 2018 through July 20, 2018 when the offering closed, the Company received an aggregate of approximately $1.74 million in additional convertible debt from investors.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, or we will be required to curtail or terminate some or all of our product lines or our operations. We believe we have the support of certain major shareholders who have provided convertible loans to meet the Company’s cash flow needs and the Company hopes to raise additional funds in the next six months which if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, we do not have an established source of funds sufficient to cover operating costs after September 2018 at this time and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions however raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the three months ended June 30, 2018, we used cash in operating activities of $2,421,086 compared to $1,306,657 for the three months ended June 30, 2017. The increased use of cash is mainly attributable to cost of sales and inventory build-up to support revenues, higher general and administrative and sales and marketing costs and settlement of accrued commitments.

Net Cash Used in Investing Activities

During the three months ended June 30, 2018, net cash used in investing activities was $7,844 related to equipment purchases. For the three months ended June 30, 2017, net cash used in investing activities was $15,600.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,881,323 for the three months ended June 30, 2018 compared to cash provided by financing activities of $1,625,038 for the three months ended June 30, 2017. The increase in the three months ended June 30, 2018 is due to receipt of an additional $2,934,298 convertible loan, which was offset by the repayment of $52,975 in principal and interest under an existing demand loan.

Recently Issued Accounting Pronouncements

As a result of the adoption of ASU-2014-09, the Company’s accounting policies have been updated. See “Revenue Recognition” below for these changes in accounting policies, as well as new disclosure requirements. The changes in accounting policies will also be reflected in the Company’s unaudited condensed consolidated interim financials statements as at the quarter ended June 30, 2018.”

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated interim financial statements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method The Company has adopted ASU-2014-01 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company has adopted ASU-2016-01 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2016-15 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2107-9). The FASB issued the update to provide clarity and reduce the cost and complexity when applying guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modifications accounting in Topic 718. ASU 2017-09 is effective for the Company in the interim period ended June 30, 2018. The Company has adopted ASU-2017-09 during the quarter ended June 30, 2018 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the three months ended June 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were ineffective. Specifically, we have identified the following material weakness in our disclosure controls: insufficient written policies and procedures to ensure to ensure timely filing of reports that the Company files or submits under the Exchange Act. To remediate such weaknesses, the Company will continue to use third-party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities to ensure the timely filing of reports that the Company files or submits under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2018, an aggregate of 3,000,000 shares of our common stock were issued upon the exchange and redemption of outstanding Exchangeable Shares for shares of common stock. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

All other unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

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

Dated: August 14, 2018	BIONIK LABORATORIES CORP.

	By:	/s/ Eric Dusseux
	Name:	Eric Dusseux
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Leslie Markow
	Name:	Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

