Form 10-Q
period 2018-09-30
Bionik Laboratories Corp.
filed 2018-11-13
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2018

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from________to_______

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (416) 640-7887 x 508

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 13, 2018, 2,337,964 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Interim Balance Sheets as at September 30, 2018 (Unaudited) and March 31, 2018 (Audited)	2
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and six month periods ended September 30, 2018 and 2017	3
Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited) for the six month periods ended September 30, 2018 and 2017	4
Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2018 and 2017	5
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

SIGNATURES	27

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2018 and 2017 Index
Page
Condensed Consolidated Interim Balance Sheets as at September 30, 2018 (Unaudited) and March 31, 2018 (Audited)	2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and six month periods ended September 30, 2018 and 2017	3

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited) for the six month periods ended September 30, 2018 and 2017	4

Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2018 and 2017	5

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6-18

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	September 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
	$	$
Assets
Current
Cash and cash equivalents	305,757	507,311
Accounts receivable, net of allowance for doubtful accounts of $17,699 (March 31, 2018 - $19,694)	517,758	212,730
Prepaid expenses and other receivables (Note 5)	851,179	433,655
Inventories (Note 6)	192,626	237,443
Due from related parties (Note 9(a))	18,913	18,897
Total Current Assets	1,886,233	1,410,036
Equipment (Note 7)	139,380	159,961
Technology and other assets (Note 4)	4,566,351	4,706,719
Goodwill	22,308,275	22,308,275
Total Assets	28,900,239	28,584,991

Liabilities and Shareholders' Equity
Current
Accounts payable (Notes 9(b) and 13)	906,438	724,673
Accrued liabilities (Note 9(b))	962,185	1,529,505
Customer advances	-	800
Demand loans (Note 8)	-	51,479
Deferred revenue	134,161	122,667
Shares to be issued, stock options and warrants (Notes 10, 11 and 12)	-	5,692,853
Total Current Liabilities	2,002,784	8,121,977
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized - 10,000,000; Special Voting Preferred Stock, par value
$0.001 - Authorized, issued and outstanding - 1 (March 31, 2018 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000 (March 31, 2018 – 250,000,000); Issued and outstanding - 2,337,462 and 273,574 Exchangeable Shares (March 31, 2018 – 1,368,856 and 295,146 Exchangeable Shares)	2,611	1,664
Additional paid in capital	67,379,122	56,195,541
Deficit	(40,526,427)	(35,776,340)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	26,897,455	20,463,014
Total Liabilities and Shareholders' Equity	28,900,239	28,584,991

Commitments and Contingencies (Note 13)

Subsequent Events (Note 15)

The Financial Statements have been adjusted to retroactively reflect the 150-to-1 reverse stock split effected on October 29, 2018, as discussed in Note 2(a).

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six month periods ended September 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
	$	$	$	$
Sales	547,085	1,048,418	221,847	309,367
Cost of Sales	384,073	637,236	59,825	89,125
Gross Margin	163,012	411,182	162,022	220,242

Operating expenses
Sales and marketing	427,325	969,984	435,294	880,817
Research and development	679,049	1,355,792	715,400	1,401,309
General and administrative	931,477	1,910,956	1,505,528	2,133,134
Share-based compensation expense (Note 11)	439,328	1,034,740	762,208	1,013,256
Amortization (Note 4)	69,315	140,368	76,985	169,934
Depreciation (Note 7)	16,626	34,221	23,820	48,372
Total operating expenses	2,563,120	5,446,061	3,519,235	5,646,822

Other (income) expenses
Foreign exchange	(27,872)	(69,006)	15,595	114,156
Accretion expense (Note 8)	1,970,167	2,104,418	74,073	74,073
Fair value adjustment (Note 8)	(382,010)	(337,923)	-	-
Gain on mark to market revaluation (Note 10)	-	(2,048,697)	-	-
Other expense	22,712	60,132	168,480	241,068
Total other expenses (income)	1,582,997	(291,076)	258,148	429,297
Net loss and comprehensive loss for the period	(3,983,105)	(4,743,803)	(3,615,361)	(5,855,877)

Loss per share - basic and diluted	(1.62)	(2.02)	(5.33)	(8.84)
Loss per share - diluted	(1.62)	(2.02)	(5.33)	(8.84)

Weighted average number of shares outstanding – basic	2,459,169	2,351,587	678,631	662,237
Weighted average number of shares outstanding – diluted	2,459,169	2,351,587	678,631	662,237

The Financial Statements have been adjusted to retroactively reflect the 150-to-1 reverse stock split effected on October 29, 2018, as discussed in Note 2(a).

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders' Equity for the six month period ended September 30, 2018 and 2017 (unaudited)

	Special Voting Preferred Stock		Total Shares		Additional Paid in	Shares		Accumulated Other Comprehensive
	Shares	Amount $	Shares (Note 2)	Amount (Note 2) $	Capital $ (Note 2)	to be issued	Deficit $ (Note 2)	Income $	Total (Note 2)
Balance, March 31, 2017	1	-	645,297	645	45,184,320	-	(21,076,464)	42,149	24,150,650
Warrant exercised	-	-	33,335	34	1,125,004	-	-	-	1,125,038
Share compensation expense	-	-	-	-	1,013,256	-	-	-	1,013,256
Fair value of warrants on convertible loans	-	-	-	-	380,036	-	-	-	380,036
Warrant down round feature	-	-	-	-	41,025	-	(41,025)	-	-
Shares to be issued	-	-	-	-	-	60,000	-	-	60,000
Net loss for the period	-	-	-	-	-	-	(5,855,877)	-	(5,855,877)
Balance, September 30, 2017	1	-	678,632	679	47,743,641	60,000	(26,973,366)	42,149	20,873,103
Share compensation expense	-	-	-	-	527,324	-	-	-	527,324
Shares to be issued for services	-	-	-	-		(60,000)	-	-	(60,000)
Fair value of warrants on convertible loans	-	-	-	-	168,143	-	-	-	168,143
Warrant down round feature	-	-	-	-	33,061	-	(33,061)	-	-
Conversion of convertible notes	-	-	985,370	985	9,179,800	-	-	-	9,180,785
Stock option and warrant reclassification (Notes 11 & 12)	-	-	-	-	(2,845,557)	-	-	-	(2,845,557)
Beneficial Conversion Feature on convertible debt	-	-	-	-	1,389,129	-	-	-	1,389,129
Net loss for the period	-	-	-	-	-	-	(8,769,913)	-	(8,769,913)
Balance, March 31, 2018	1	-	1,664,002	1,664	56,195,541	-	(35,776,340)	42,149	20,463,014
Share compensation expense	-	-	-	-	1,034,740	-	-	-	1,034,740
Conversion of convertible notes (Note 8)	-	-	263,639	264	2,470,358	-	-	-	2,470,622
Conversion of convertible notes (Note 8)			683,395	683	4,732,170				4,732,853
Stock option and warrant reclassification (Notes 11 & 12)	-	-	-	-	1,173,534	-	-	-	1,173,534
Fair value of Anti-dilution feature	-	-	-	-	1,766,495	-	-	-	1,766,495
Warrant down round feature	-	-	-	-	6,284	-	(6,284)	-	-
Net loss for the period	-	-	-	-	-	-	(4,743,803)	-	(4,743,803)
Balance, September 30, 2018	1	-	2,611,036	2,611	67,379,122	-	(40,526,427)	42,149	26,897,455

The Financial Statements have been adjusted to retroactively reflect the 150-to-1 reverse stock split effected on October 29, 2018, as discussed in Note 2(a).

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

For the six months period ended September 30, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

	Six months ended	Six months ended
	September 30, 2018	September 30, 2017
	$	$
Operating activities
Net loss for the period	(4,743,803)	(5,855,877)
Adjustment for items not affecting cash
Depreciation	34,221	48,372
Amortization	140,368	169,934
Interest expense	57,716	234,463
Share based compensation expense	1,034,740	1,013,256
Shares issued for services	-	60,000
Accretion expense	2,104,418	74,073
Fair value adjustment	(337,923)	-
Gain on mark to market revaluation	(2,048,697)	-
Allowance for doubtful accounts	(1,995)	(16,349)
	(3,760,955)	(4,272,128)
Changes in non-cash working capital items
Accounts receivable	(303,033)	363,056
Prepaid expenses and other receivables	(417,524)	58,760
Due from related parties	(16)	(698)
Inventories	44,817	(3,193)
Accounts payable	181,765	172,634
Accrued liabilities	(567,320)	644,955
Customer advances	(800)	(12,462)
Deferred revenue	11,494	(10,773)
Net cash (used in) operating activities	(4,811,572)	(3,059,849)
Investing activities
Acquisition of equipment	(13,640)	(17,182)
Net cash (used in) investing activities	(13,640)	(17,182)
Financing activities
Proceeds from convertible loans	4,676,633	1,598,715
Proceeds on exercise of warrants	-	1,125,038
Repayment of Promissory notes principal	-	(12,319)
Repayment of Promissory notes interest	-	(41,973)
Repayment of Demand notes principal	(50,000)	-
Repayment of Demand notes interest	(2,975)	-
Net cash provided by financing activities	4,623,658	2,669,461
Net decrease in cash and cash equivalents for the period	(201,554)	(407,570)
Cash and cash equivalents, beginning of period	507,311	543,650
Cash and cash equivalents, end of period	305,757	136,080

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

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

On February 26, 2015, the Company entered into a Share Exchange Agreement and related transactions whereby it acquired Bionik Laboratories Inc., a Canadian Corporation (“Bionik Canada”), and Bionik Canada issued 333,334 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the then outstanding common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition, the Company issued one share of its Special Voting Preferred Stock (Note 10).

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (“IMT”), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and the Company’s wholly owned subsidiary (Bionik Mergeco). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary which was renamed Bionik, Inc. In return for acquiring IMT, IMT shareholders received an aggregate of 157,667 shares of the Company’s common stock.

References to the Company refer to the Company and its wholly owned subsidiaries, Bionik Inc., Bionik Acquisition Inc. and Bionik Canada.

On November 6, 2017, the Company approved the authorization of a common share capital increase to 250,000,000 from 150,000,000 and on June 12, 2018, the Company approved the authorization of a common share capital increase to 500,000,000 from 250,000,000.

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

Going Concern

As at September 30, 2018, the Company had a working capital deficit of $116,551 (March 31, 2018 – $6,711,941) and an accumulated deficit of $40,526,427 (March 31, 2018 – $35,766,340) and the Company incurred a net loss and comprehensive loss of $3,983,105 for the three month period ended September 30, 2018 (September 30, 2017 - $3,615,361) and $4,743,803 for the six month period ended September 30, 2018 (September 30, 2017 – $5,855,877).

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

1.	NATURE OF OPERATIONS (continued)

The Company expects the forgoing, or combination thereof, to meet the Company’s anticipated cash requirements for the next 12 months; however, if these conditions are not achieved, this will raise significant doubt about the Company’s ability to continue as a going concern. The accompanying consolidated interim financial statements do not include any adjustments to reflect the possible effects of recoverability and reclassification of assets or amounts and classifications of liabilities that may result from the outcome of this uncertainty.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these condensed consolidated interim financial statements.

2.	CHANGE IN ACCOUNTING POLICY AND CHANGE IN ACCOUNTING POLICY

a)	Basis of presentation

On or about August 7, 2018, holders of the common stock and exchangeable shares of the Company approved, through a majority shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of the Company’s common stock and exchangeable shares at a ratio up to one-for-one hundred and fifty (1:150).

On October 29, 2018, the Company effected a reverse stock split and thereafter Bionik’s common stock began trading on the OTCQB market on a one-for-one hundred and fifty (1:150) split adjusted basis. As a result of the reverse stock split, every 150 shares of the Company’s then-existing common stock was converted into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the reverse split were rounded up to the next whole share. The reverse stock split automatically and proportionately adjusted, based on the one-for-one hundred fifty split ratio, all issued and outstanding shares of the Company’s common stock, as well as exchangeable shares and common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was also proportionately reduced. The reverse stock split has no impact on the par value per share of Bionik’s common stock, which remains at $0.001. All current and prior period amounts related to share, share prices and earnings per share, warrant and options presented in the Company’s consolidated financial statements contained in this Quarterly report on Form 10-Q and the accompanying notes have been restated to give retrospective presentation for the reverse split.

b)	Change in accounting policy

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

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

This is the second set of the Company’s unaudited condensed consolidated interim financial statements where ASU-2014-09 “Revenue from Contracts with Customers (Topic 606)” has been applied. The changes in accounting policies from those used in the Company’s unaudited condensed consolidated interim financial statements from the quarter ended September 30, 2018 are described below.

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

As a result of the adoption of ASU-2014-09, the Company’s accounting policies have been updated. See “Revenue Recognition” below for these changes in accounting policies, as well as new disclosure requirements. The changes in accounting policies will also be reflected in the Company’s audited consolidated financial statements for the year ending March 31, 2019.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015- 17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 15, 2017. The Company has adopted ASU-2016-01 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated financial position and the consolidated results of operations.

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

In January 2017, the FAS issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2107-9).” The FASB issued the update to provide clarity and reduce the cost and complexity when applying guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modifications accounting in Topic 718. ASU 2017-09 is effective for the Company in the interim period ended June 30, 2018. The Company adopted ASU-2017-09 during the quarter ended June 30, 2018 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at standard cost, on the first-in, first-out basis. Work-in-progress and finished goods consist of materials, labor and allocated overhead.

Revenue Recognition

The Company has adopted ASU-2014-09 with an initial application date of April 1, 2018. The updated accounting policies and the impact on the unaudited condensed consolidated interim financial statements and additional disclosures are detailed as follows:

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

Impact on the unaudited condensed consolidated interim financial statements

ASU-2014-09 had no impact on the Company’s unaudited condensed consolidated interim statement of loss and comprehensive loss for the three and six month periods ended September 30, 2018.

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amounted to $80,273 and $64,957 at September 30, 2018 and March 31, 2018, respectively. The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $5,208 and $15,316 of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three and six month period ended September 30, 2018 (September 30, 2017 – $Nil and $Nil).

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

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

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the quarter ended September 30, 2018.

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition on April 21, 2016 and the asset amortization period and expense for the six month period ended September 30, 2018 and the year ended March 31, 2018:

			Expense March	Value at March	Expense Sept.	Value at Sept.
Intangible	Amortization	Value acquired	31, 2018	31, 2018	30, 2018	30, 2018
assets acquired	period (years)	$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	134,126	1,045,530	67,045	978,485
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	143,206	1,153,543	71,584	1,081,959
Non-compete agreement	2	61,366	30,709	1,739	1,739	-
Assembled Workforce	1	275,720	15,864	-	-	-
		5,580,704	323,905	4,706,719	140,368	4,566,351

Amortization for the six months ended September 30, 2017 was $169,934.

Amortization for three months ended September 30, 2018 was $69,315 (September 30, 2017 - $76,985).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	September 30, 2018	March 31, 2018
	$	$
Prepaid expenses and sundry receivables	58,694	86,957
Prepaid inventory	672,231	301,104
Prepaid insurance	103,070	36,497
Sales taxes receivable (i)	17,184	9,097
	851,179	433,655

(i) Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORIES

	September 30, 2018	March 31, 2018
	$	$
Raw materials	87,006	237,443
Finished goods	105,620	-
	192,626	237,443

During the three and six month periods ended September 30, 2018, the Company expensed $342,345 and $579,354, respectively, in inventory as cost of goods sold (September 30, 2017 – $58,600 and $87,900).

7.	EQUIPMENT

Equipment consisted of the following as at September 30, 2018 and March 31, 2018:

	September 30, 2018			March 31, 2018
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	270,145	232,639	37,506	256,505	223,750	32,755
Furniture and fixtures	36,795	28,889	7,906	36,795	28,051	8,744
Demonstration equipment	200,186	126,793	73,393	200,186	105,441	94,745
Manufacturing equipment	88,742	85,963	2,779	88,742	85,668	3,074
Tools and parts	11,422	6,286	5,136	11,422	5,741	5,681
Assets under capital lease	23,019	10,359	12,660	23,019	8,057	14,962
	630,309	490,929	139,380	616,669	456,708	159,961

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and six month periods ended September 30, 2018 was $16,626 and $34,221, respectively (September 30, 2017 – $23,820 and $48,372).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

8.	NOTES PAYABLE

Demand Notes payable

The Company had outstanding notes payable (“Notes”) of $Nil at September 30, 2018 ($51,479 – March 31, 2018) which was acquired when the Company bought IMT on April 21, 2016. The Notes and interest were repaid during the fiscal quarter ended June 30, 2018.

Balance, March 31, 2018	$51,479
Accrued interest	1,496
Repayment	(52,975)
Balance, September 30, 2018	$-

Interest expense incurred on the Notes totaled $1,496 for the three and six month periods ended September 30, 2018 (September 30, 2017 – $5,251 and $9,898), which was included in accrued liabilities until it was paid off.

Convertible Loans Payable

During the six month period ended September 30, 2018, the Company received loans totaling $4,708,306 (which is inclusive of $31,673 that was capitalized interest) which carry an interest rate of 1% per month and of which $2,297,928 came from related parties. The loans and interest thereon were converted as of July 20, 2018 at a 10% discount to the 30 day volume weighted average price (“VWAP”) of the Company’s stock price.

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

The tables below reflect the fair value and anti-dilution features of the convertible loans, which resulted in accretion expense for the three and six months ended September 30, 2018 of $1,970,167 and $2,104,418, respectively, and a fair value adjustment of $382,010 and $337,923, respectively, being expensed for the three and six month periods ended September 30, 2018 (September 30, 2017 - $74,073 accretion for both periods and $Nil and $Nil fair value adjustment).

	At issuance				At July 20, 2018
		Conversion feature fair value
	Principal	Beneficial conversion	Anti-dilution	Fair value of debt	Accretion expense	Interest	Loan converted
Convertible promissory note	$4,708,306	$406,744	$1,697,674	$2,603,888	$2,104,418	$24,547	$4,732,853

Conversion feature fair value	Beneficial conversion	Anti-dilution	Total
At Issuance	$406,744	$1,697,674	$2,104,418
Fair value adjustment	$(406,744)	$68,821	$(337,923)
Balance allocated to equity on conversion	$-	$(1,766,495)	$(1,766,495)
Ending balance at September 30, 2018	$-	$-	$-
12

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

9.	RELATED PARTY TRANSACTIONS AND BALANCES

a)	Due from related parties

As at September 30, 2018, there was an outstanding loan to the Chief Technology Officer of the Company for $18,913 (March 31, 2018 – $18,897). The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the six month period ended September 30, 2018, the Company accrued interest receivable in the amount of $91 (March 31, 2018 – $707) and the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

b)	Accounts payable and accrued liabilities

As at September 30, 2018, $24,489 (March 31, 2018 – $208,567) was owing to the CEO of the Company; $1,985 (March 31, 2018 – $135,039) was owing to the Chief Technology Officer; and $1,215 (March 31, 2018 – $116,624) was owing to the Chief Financial Officer, all related to business expenses. Balances owing are included in accounts payable or accrued liabilities.

10.	SHARE CAPITAL

	September 30, 2018		March 31, 2018
	Number of		Number of
	shares	$	shares	$
Exchangeable Shares:
Balance beginning of year	295,146	295	319,396	319
Converted into common shares (a)	(21,572)	(22)	(24,250)	(24)
Balance at the end of period	273,574	273	295,146	295
Common Shares
Balance at beginning of the period	1,368,856	1,369	325,901	326
Shares issued to exchangeable shares	21,572	22	24,250	24
Shares issued on conversion of loans (b)	947,034	947	985,370	986
Warrants exercised	-	-	33,335	33
Balance at end of the period	2,337,462	2,338	1,368,856	1,369
TOTAL SHARES	2,611,036	2,611	1,664,002	1,664

(a)	During the six month period ended September 30, 2018 21,572 exchangeable shares were exchanged on a 1 for 1 basis in accordance with their terms. (March 31, 2018 – 24,250)

(b)	During the six month period ended September 30, 2018, 947,034 shares of common stock were issued. Of this amount 263,639 shares of common stock were issued once the Company increased its authorized shares of common stock from 250,000,000 to 500,000,000. These shares relate to convertible loans and interest that converted on March 31, 2018 and were recorded as a liability on March 31, 2018 until the shares were issued on June 12, 2018. The liability was reclassified at June 12, 2018 into equity by recording the original value of $2,470,622 of the shares to be issued, as well as the fair value of options and warrants at June 12, 2018 net of fair value of options issued in the period ended June 12, 2018 of $1,173,534, which was charged to equity and a $2,048,697 gain on the fair value reevaluation was recognized as other income in the Statement of Operations and Comprehensive Loss. The Company converted $4,732,853 of convertible loans and interest into 683,395 common shares on July 20, 2018 in accordance with their terms.

(c)	On October 29, 2018 the Company completed the consolidation on a one-for-one to one hundred and fifty (1:150) reverse consolidation.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

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

On November 24, 2015, the Company granted 4,334 options granted to employees at an exercise price of $183.00 per share that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 1,667 options were cancelled and during the three and six month period ended September 30, 2018, $35,609 and $71,219 (September 30, 2017 – $35,609 and $71,218) in stock compensation expense was recognized.

On December 14, 2015, the Company granted 16,634 options to employees, directors and consultants at an exercise price of $150 per share that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the years ended March 31, 2016, 2017 and 2018 and for the six month period ended September 30, 2018, 167 options, 267 options, 2,912 options and 789 options, respectively, were cancelled and for the three and six month period ended September 30, 2018, $36,275 and $77,625 (September 30, 2017 – $298,573 and $396,523) of stock compensation expense was recognized.

On April 21, 2016, the Company granted 20,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT of which 6,667 have an exercise price of $37.50 per share, 6,667 have an exercise price of $142.50 per share and 16,666 have an exercise price of $157.50 per share. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the original acquisition equation. The options are fully expensed.

On April 26, 2016, the Company granted 1,667 options to an employee with an exercise price of $150 per share that vest over three years at the anniversary date. The grant fair value was $213,750. During the three and six months ended September 30, 2018, $17,813 and $35,625 (September 30, 2017- $17,813 and $35,625) was recognized as stock compensation expense.

On August 8, 2016, the Company granted 5,000 options to an employee with an exercise price of $150 per share that vest over three years at the anniversary date. The grant fair value was $652,068. The employee left in April 2018 and 3,334 options that had not vested were cancelled and the remaining 1,667 options will expire in November 2018. During the three and six months ended September 30, 2018, $18,113 and $36,226 (September 30, 2017 – $54,339 and $108,678) of stock compensation expense was recognized.

On February 6, 2017, the Company granted 2,667 options to an employee with an exercise price of $105.00 per share that vest over three years at the anniversary date. The grant fair value was $245,200. During the three and six months ended September 30, 2018, $20,433 and $40,867 (September 30, 2017 – $20,433 and $40,867) of stock compensation expense was recognized.

On February 13, 2017, the Company granted 1,667 options to a consultant with an exercise price of $102.00 per share that vest over one and one-half years, every six months. The grant fair value was $148,750. During the three and six months ended September 30, 2018, $80,425 and $92,821 (September 30, 2017 – $12,396 and $24,792) of stock compensation expense was recognized. These options are now fully vested.

On August 3, 2017, 10,000 options with an exercise price of $31.50 per share were granted to an executive officer, which vest equally over three future years. In addition, this executive officer was also granted up to 13,334 additional performance options based on meeting sales targets for the years ended March 31, 2018 and 2019. The grant value was $387,209 and $7,546 was expensed as stock compensation for the three and six months ended September 30, 2018. The executive left in April 2018 and all of these options were cancelled.

On September 1, 2017, the Company granted 81,436 options with an exercise price of $24.15 per share equally to an executive officer and a consultant who is now the Chairman of the Company. Of such options, 13,573 have vested at issuance and (a) with respect to the executive officer, 50% of the remaining options vest on performance goals being met and 50% vest over 5 years, and (b) with respect to the Chairman, the remaining options vest over 5 years. The grant fair value was $1,832,304 and for the three and six months ended September 30, 2018, $190,865 and $229,037 in stock compensation expense was recognized.

On January 24, 2018, the Company granted 24,267 options with an exercise price of $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021, The grant fair value was $491,036. During the six month period ended September 30, 2018, 2,834 options were cancelled and for the three and six months ended September 30, 2018, $37,266 and $76,968 in stock compensation expense was recognized.

On April 20, 2018, the Company granted to an executive officer, 40,000 options with an exercise price of $9.74 per share that vest immediately with a 10-year expiry. The Options were valued using the Black-Scholes model and the following inputs were used: expected life of 10 years, expected volatility of 114% and a risk free rate of 1.59%. As these options fully vested on the grant date, $363,714 of stock based compensation was recognized during the six months ended September 30, 2018.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

11.	STOCK OPTIONS (Continued)

On June 11, 2018, the Company granted to a newly-hired executive officer 5,000 options with an exercise price of $6.93 per share that vest over three years from the anniversary of the grant and expire in 7 years. The Options were valued using the Black-Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk free rate of 1.59%. The grant fair value was $30,341, and $2,528 and $3,090 of stock compensation expense was recognized in the three and six months ended September 30, 2018, respectively. During the three and six months ended September 30, 2018, the Company recorded $439,328 and $1,034,740 in share-based compensation related to the vesting of stock options (September 30, 2017 – $762,208 and $1,013,256).

The following is a summary of stock options outstanding and exercisable as of September 30, 2018:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
24.75	1,028	April 1, 2021	1,028
34.50	630	June 20, 2021	630
34.50	13,212	July 1, 2021	13,212
34.50	944	February 17, 2022	944
183.00	2,667	November 24, 2022	1,778
150.00	12,912	December 14, 2022	10,889
142.50	747	March 28, 2023	747
157.50	2,887	March 28, 2023	2,887
150.00	1,667	April 26, 2023	1,112
150.00	1,667	August 8, 2023	1,667
105.00	2,667	February 6, 2024	889
102.00	1,667	February 13, 2024	1,667
142.50	211	March 3, 2024	211
157.50	816	March 3, 2024	816
142.50	43	March 14, 2024	43
157.50	164	March 14,2024	164
142.50	485	September 30, 2024	485
157.50	1,876	September 30, 2024	1,876
142.50	24	June 2, 2025	24
157.50	90	June 2, 2025	90
37.50	442	December 30, 2025	442
142.50	328	December 30, 2025	182
24.15	81,436	September 1, 2027	20,360
23.25	22,434	January 24, 2025	-
9.735	40,000	April 19, 2028	40,000
6.93	5,000	June 10, 2025	-
	196,044		102,143

The weighted-average remaining contractual term of the outstanding options was 7.53 (March 31, 2018 – 5.81) and for the options that are exercisable the weighted average was 7.15 (March 31, 2018 – 5.70).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Weighted-Average
	Number of Warrants	Exercise Price ($)
Outstanding and exercisable, March 31, 2015	72,157	202.50
Issued	48,171	202.50
Exercised	(992)	(120.00)
Outstanding and exercisable, March 31, 2016	119,336	202.50
Exercised	(1,747)	(120.00)
Outstanding and exercisable, March 31, 2017	117,589	202.50
Exercised	(33,335)	(37.50)
Issued in connection with anti-dilution provision connected to warrant transaction	559	112.35
Issued in connection with anti-dilution provision connected to warrant transaction	6,275	194.00
Issued in connection to the warrant transaction to the broker	2,667	37.50
Issued in connection with the conversion of loans and interest into common shares	106,709	9.375
Issued in connection with the conversion of loans and interest into common shares	15,658	90.00
Issued in connection with anti-dilution provision connected to warrant transaction	136,388	73.02
Issued in connection with anti-dilution provision connected to warrant transaction	13,464	44.28
Outstanding at March 31, 2018	365,974	53.19
Issued in connection with anti-dilution provision connected to warrant transaction	67,952	55.71
Issued in connection with anti-dilution provision connected to warrant transaction	6,305	34.50
Outstanding at September 30, 2018	440,231	44.21

During the year ended March 31, 2018, the Company consummated an offer to amend and exercise its outstanding warrants, enabling the holders of the warrants to exercise such warrants for $37.50 per share. The Company received net proceeds of $1,125,038. The Company also converted loans and interest due.

Due to the anti-dilution clause in the warrant agreement for such outstanding warrants, the warrants were adjusted to reflect an additional 559 shares underlying the $120 per share warrants and an additional 6,275 shares underlying the $210.00 per share warrants. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants were adjusted from $120.00 per share to $112.35 per share and from $210.00 per share to $194.00 per share.

Due to the anti-dilution clause in the warrant agreements for such outstanding warrants, the warrants were adjusted to reflect an additional 13,464 shares underlying the $112.35 per share warrant and an additional 136,388 shares underlying the $194.00 per share warrants. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants were adjusted from $112.50 per share to $44.28 per share and from $194.00 per share to $73.02 per share, all as a result of the loan and interest conversion for shares at March 31, 2018 and June 12, 2018.

The Company measured the effects of the above two transactions, which triggered anti-dilution clause using the binomial tree model and recorded a loss of $74,086 against the deficit for the year ended March 31, 2018.

The Company issued 2,667 warrants at $37.50 per share for four years expiring June 27, 2020 to the firm who facilitated the warrant offer.

The Company issued 15,658 warrants at $90.00 per share which expire in 5 years on March 31, 2023 and 106,709 warrants at $9.375 per share which also expire March 31, 2023 in connection with the loan and interest conversion transaction.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

12.	WARRANTS (continued)

Due to the anti-dilution clause in the warrant agreements for such outstanding warrants, the warrants were adjusted to reflect an additional 67,952 shares underlying the $73.02 per share warrants and an additional 6,305 shares underlying the $44.28 per share warrants. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants were adjusted from $73.02 per share to $55.71 per share and from $44.28 per share to $34.50 per share, all as a result of a loan and interest conversion for shares on July 20, 2018.

Common share purchase warrants

The following is a summary of common share purchase warrants as of September 30, 2018:

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
55.71	136,339	February 26, 2019
55.71	28,531	March 27, 2019
55.71	7,618	March 31, 2019
55.71	59,061	April 21, 2019
55.71	27,883	May 27,2019
55.71	27,238	June 30, 2019
34.50	28,527	February 26, 2019
37.50	2,667	June 27, 2020
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	440,231

The weighted-average remaining contractual term of the outstanding warrants was 1.53 (March 31, 2018 – 2.27).

The exercise price and number of underlying shares of the Company’s outstanding warrants currently priced at $55.71 and $34.50 are expected to be further adjusted pursuant to the anti-dilution provisions in the warrant agreements, as a result of any further common stock issuances, whether upon the conversion of indebtedness or otherwise.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

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

Commitments

a.           On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the former Chief Technology Officer and the new Chief Technology Officer had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former Chief Technology Officer and the new Chief Technology Officer 2,134 common shares collectively. As at September 30, 2018, these shares have not yet been issued.

b.           In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, pursuant to which the Company pays the licensors an aggregate royalty of 1% of sales based on patent #8,613,691. No sales were made on the technology under this patent as it has not yet been commercialized. One of the licensors is a founder of IMT and a former officer and director of the Company.

c.           On March 6, 2018, the Company signed a distribution agreement with Curexo Inc. for South Korea and as part of this agreement, the Company is obligated to buy a rehabilitative product from Curexo Inc. for $200,000 when this product is fully developed. It is not yet developed at September 30, 2018.

d.           On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form a China-based joint venture to commercialize the Company’s products (“China JV”) in which the Company has a 25% interest and the JV Partner has a 75% interest. The China JV entity formally was created on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of formation, $435,000 12 months later and $725,000 60 months after the date of formation. The Company is required to license certain intellectual property to the China JV. The Company is applying the equity method of accounting to the joint venture. As of September 30, 2018, the Company has provided certain technical information to the Chinese JV in order to obtain Chinese regulatory approvals.

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

15.	SUBSEQUENT EVENTS

(a)	Subsequent to September 30, 2018, investors, including a company controlled by the Company’s Chairman, loaned an aggregate of $2,750,000 to the Company, evidenced by convertible promissory notes. The convertible promissory notes bear interest at a fixed rate of 1% per month and are convertible based on a 20% discount to the 30 day VWAP of the Company’s stock price if more than $2,000,000 is raised in an equity financing or upon maturity on March 28, 2019.

(b)	On October 29, 2018, the Company completed a reverse stock split and thereafter the Company’s common stock began trading on the OTCQB market on a one-for-one hundred and fifty (1:150) split-adjusted basis. Refer to details in Note 2(a).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in a number of places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

Company Overview

Bionik Laboratories Corp. is a healthcare company focused on improving the quality of life of millions of people with neurological or mobility impairments by combining artificial intelligence and innovative robotics technology to help individuals from hospital to home to regain mobility, enhance autonomy, and regain self-esteem.

The Company uses artificial intelligence and machine learning technologies to make rehabilitation methods and processes smarter and more intuitive to deliver greater recovery for patients with neurological or mobility impairments. These technologies allow large amounts of data to be collected and processed in real-time, enabling appropriately challenging and individualized therapy during every treatment session. This is the foundation of the InMotion therapy. The Company’s rehabilitation therapy products are built on an artificial intelligence platform, measuring the position, the speed and the acceleration of the patient 200 times per second. The artificial intelligence platform is designed to adapt in real time to the patient’s needs and progress while providing quantifiable feedback of a patient’s progress and performance, in a way that the Company believes a trained clinician cannot.

Based on this foundational work, the Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals, including three InMotion robots currently in the market and two products in varying stages of development.

The InMotion therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. The InMotion Robots - the InMotion ARM, InMotion Wrist and the InMotion ARM/HAND – are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to maximize neurorecovery. The Company is also developing a home version of the InMotion upper-body rehabilitation technology, as well as a lower-body wearable assistive product based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better. The Company intends to launch this mobility assistance solution into the consumer market.

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist are robotic therapies for the upper limbs. InMotion robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 250 of our clinical robotic products for stroke rehabilitation have been sold in over 20 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we are also developing “InMotion Home”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion clinical products.

We believe recent payment changes in the US marketplace proposed and finalized by the Centers for Medicare and Medicaid Services create a favorable environment for greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post-Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well. We expect that in the next 12-18 months, further incentives toward quality based care will be implemented, resulting in providers being publicly ranked, as well as financially rewarded, for quality reporting and better outcomes.

We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine, Nature and Stroke). Of note, our InMotion robots are being used in an ongoing, multicenter randomized controlled phase III interventional trial, funded by the National Institute for Health Research Health Technology Assessment Program in the United Kingdom. The study includes the enrollment of 720 stroke patients in a multi-center, randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stroke care that is expected to be completed before the end of 2018 with results to be published in 2019.

In addition to our proprietary in-house products, we have the exclusive right to market and sell the Morning Walk lower body rehabilitation technology owned by Curexo Inc., a South Korean company, within the United States. The Morning Walk is a gait assistance product for rehabilitation. We plan to develop other biomechatronic solutions, including consumer-level medical assistive and rehabilitative products, through internal research and development. We may in the future further augment our product portfolio through technology acquisition opportunities should they come available and if we are sufficiently capitalized to undertake these investments.

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. Most recently, on May 17, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd., pursuant to which the Company has a 25% interest and Ginger Capital has a 75% interest. As of the date of this prospectus, Ginger Capital is obligated to contribute $290,000 to the joint venture and is required to contribute an additional $435,000 by May 22, 2019 and $725,000 by May 22, 2023. Three InMotion robots have been delivered by us to the joint venture, which will be used for product demonstration and for quality assessment by Chinese authorities.

On June 20, 2017 we entered into a joint development and manufacturing agreement with Wistron Medical Tech Holding Company of Taiwan to jointly develop a lower body assistive robotic product based on the ARKE technology for the consumer home market.

We have also entered into an agreement with Cogmedix Inc., a wholly owned subsidiary of Coghlin Companies, a medical device development and manufacturing company located in Worchester, MA, for the production of our InMotion robots. The initial agreement is for turnkey, compliant manufacturing with the capability of scaling faster production to meet increased volume as the Company grows. In addition, our Massachusetts-based manufacturing facility is compliant with ISO- 13485 and FDA regulations.

We currently hold an intellectual property portfolio that includes 5 U.S. and international pending patents, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion Wrist and is licensed to us from the Massachusetts Institute of Technology.

We currently sell our products directly or can introduce customers to a third party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

We introduced our new enhanced commercial version of the InMotion product line in December 2017. We sold six InMotion robots in the year ended March 31, 2017, eleven InMotion robots in the year ended March 31, 2018, and twelve InMotion robots in the six month period ended September 30, 2018.

We have a history of net losses.   At September 30, 2018 the Company had an accumulated deficit of $40,526,427 (March 31, 2018 — $35,776,340). The Company incurred a comprehensive loss of $4,743,803 for the six month period ended September 30, 2018 (September 30, 2017 – $5,855,877). The Company had $987,431 of revenue for the year ended March 31, 2018 (March 31, 2017 – $571,945), and revenue for the six month period ended September 30, 2018 of $1,048,418 (September 30, 2017 – $309,367). As of September 30, 2018, the Company had a working capital deficit of $116,551 (March 31, 2018 – $6,711,941).

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

Bionik Canada was incorporated on March 24, 2011 under the Canada Business Corporations Act.

On February 26, 2015, we entered into an Investment Agreement with Bionik Acquisition Inc., a company existing under the laws of Canada and our wholly owned subsidiary, and Bionik Canada whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada. After giving effect to this and related transactions, we commenced operations through Bionik Canada. Subsequently, on April 21, 2016, we acquired Interactive Motion Technologies, Inc., or IMT, a Boston, Massachusetts-based provider of effective robotic products for neurorehabilitation, including all of its owned and licensed products both commercialized and in development.

Between March 31, 2018 and June 2018, an aggregate of approximately $9.1 million of our outstanding indebtedness converted in accordance with their terms, as amended, into an aggregate of 1,249,008 of our common stock.

From June through July 2018, the Company issued short-term convertible promissory notes in the aggregate principal amount of $4,708,306 to existing investors, which includes affiliates of the Company. As of July 20, 2018, the notes converted in accordance with their terms into an aggregate of 683,396 shares of the Company’s common stock.

Our Board of Directors approved a convertible note financing for gross proceeds of up to $5 million in September 2018, of which an aggregate principal amount of $2.75 million has been subscribed for as of November 13, 2018. These convertible notes bear interest at a fixed rate of 1% per month. Upon the consummation of an equity or equity-linked offering of in excess of $2,000,000, the outstanding principal and accrued and unpaid interest on the convertible notes shall automatically convert into our common stock at a price per share equal to a 20% discount to the offering price of our common stock in the offering. The convertible notes are unsecured. In the event that the equity or equity-linked offering is not consummated, we will be required to repay the principal and accrued and unpaid interest on the convertible notes on March 28, 2019.

We effected a one-for-one hundred fifty reverse stock split on October 29, 2018. As a result of the reverse stock split, each one hundred fifty shares of our common stock automatically combined into and became one share of our common stock. Accordingly, as of November 13, 2018, there were 2,337,964 shares of our common stock issued and outstanding. Any fractional shares which would otherwise be due as a result of the reverse stock split were rounded up to the nearest whole share. The reverse stock split automatically and proportionately adjusted, based on the one-for-one hundred fifty reverse stock split ratio, all issued and outstanding shares of our common stock and exchangeable shares, as well as common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under our equity-based plans was also proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to September 30, 2018, we have generated a deficit of $40,526,427.

We expect to incur additional operating losses through March 31, 2019 and likely beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

Three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017.

Sales

Sales were $547,085 and $1,048,418 for the three and six months ended September 30, 2018 (September 30, 2017 – $221,847 and $309,367). Sales in the six months ended September 30, 2018 represent the sale of 12 InMotion robots, service and warranty income compared to 3 InMotion robots, service and warranty income in the six months ended September 30, 2017.

Cost of Sales and Gross Margin

Cost of Sales was $384,073 and $637,236 for the three and six months ended September 30, 2018 (September 30, 2017 – $59,825 and $89,125). The increase in 2018 compared to 2017 primarily related to the increased number of units sold in 2018 when compared to 2017.

Gross margin for the three and six months ended September 30, 2018 was $163,012 and $411,182 or 29.7% and 39.2% compared to $162,022 and $220,242 or 73% or 71.1% for the three and six months ended September 30, 2017. The decline in gross margin percentage compared to prior period was negatively impacted by higher than normal manufacturing costs as the Company transitioned its production to an outsourcing arrangement. The gross margin this quarter also reflects the shipment of 3 units to our China JV partner. The prior year's higher gross margin was also related to the cost of the units only being reflected direct material costs.

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2018 was $2,563,120 and $5,446,061, compared to $3,519,235 and $5,646,822 for the three and six months ended September 30, 2017, as further detailed below.

Sales and marketing expenses were $427,235 and $969,984 for the three and six months ended September 30, 2018 compared to $435,294 and $880,817 for the three and six months ended September 30, 2017. The increase in sales and marketing expenses primarily relates to new hires in the current fiscal year as well as increased trade show presence and commissions paid for the increased sales in 2018 over 2017.

Research and development expenses were $679,049 and $1,355,792 for the three and six months ended September 30, 2018, compared to research and development expenses of $715,400 and $1,401,309 for the three and six months ended September 30, 2017. Research and development expenses remained relatively constant from period to period as a result of similar staffing and project development projects having comparable costs as prior year.

For the three and six months ended September 30, 2018, we incurred general and administrative expenses of $931,477 and $1,910,956 compared to general and administrative expenses of $1,505,528 and $2,133,134 for the three and six months ended September 30, 2017. The decrease in these expenses is primarily due to lower legal fees and consulting fees and a one-time accrual for severance for our former CEO in 2017.

For the three and six months ended September 30, 2018, the Company recorded $439,328 and $1,034,740 in share-based compensation expense compared to $762,208 and $1,013,256 for the three and six months ended September 30, 2017.

Other Expenses

For the three and six months ended September 30, 2018, we incurred other expenses of $22,712 and $60,132 compared to other expenses of $168,480 and $241,068 for the three and six months ended September 30, 2017. The decrease in other expenses relates to the Company having less interest-bearing debt during the six month period ended September 30, 2018 when compared to September 30, 2017.

Foreign exchange gain for the period ended September 30, 2018 was $27,872 and $69,006 as compared to a loss of $15,595 and $114,156 for the period ended September 30, 2017. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

For the three and six months ended September 30, 2018, we incurred $1,970,167 and $2,104,418 in accretion expense compared to $74,073 for both the three and six months ended September 30, 2017 due to the debt converted.

For the three and six months ended September 30, 2018, the Company recognized a gain of $382,010 and $337,923 in fair value adjustment connected to the convertible loans (September 30, 2017 – $Nil and $Nil).

Other Income

For the period ended September 30, 2018, upon the increase of the number of our authorized shares, we recorded a gain of $2,048,697 (September 30, 2017 – $Nil) on the fair value revaluation of the shares to be issued, warrants and stock options outstanding at March 31, 2018.

Comprehensive Loss

Comprehensive loss for the three and six months ended September 30, 2018 amounted to $(3,983,105) and $(4,743,803) resulting in a loss per share of $(1.62) and $(2.02), compared to a loss of $(3,615,361) and $(5,855,877) the three and six months ended September 30, 2017, resulting in a loss per share of $(5.33) and $(8.84).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds of $11,341,397. During fiscal years 2017 and 2018, the Company also obtained funds through additional government tax credits, incurring convertible indebtedness totaling $9,111,375 that was converted into Company common shares, a short term loan of $400,000 the Company repaid and raising $1,125,038 from its warrant solicitation. Between April 2018 and July 20, 2018, the Company incurred convertible indebtedness totaling $4,708,306, which was converted into equity at July 20, 2018.

At September 30, 2018, the Company had cash and cash equivalents of $305,757. Since September 30, 2018 the Company commenced an up-to $5 million convertible note offering, and through November 13, 2018, received gross proceeds, before deduction of fees and expenses, of approximately $2.75 million pursuant to the sale of such convertible promissory notes.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, or we will be required to curtail or terminate some or all of our product lines or our operations. We have filed a Registration Statement on Form S-1, relating to a possible public offering of our common stock, and we believe we have the support of certain major shareholders who have provided convertible loans to meet the Company’s cash flow needs. The Company hopes to raise additional funds in the next six months which if successful, will enable us to continue operations based on our current burn rate, for at least the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, we do not have an established source of funds sufficient to cover operating costs after December 2018 at this time and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions however raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the six months ended September 30, 2018, we used cash in operating activities of $4,811,572 compared to $3,059,849 for the six months ended September 30, 2017. The increased use of cash is mainly attributable to cost of sales and inventory build-up to support revenues and settlement of accrued commitments.

Net Cash Used in Investing Activities

During the three and six months ended September 30, 2018, net cash used in investing activities was $13,640 related to equipment purchases. For the six months ended September 30, 2017, net cash used in investing activities was $17,182.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,623,658 for the six months ended September 30, 2018 compared to cash provided by financing activities of $2,669,461 for the six months ended September 30, 2017. The increase in the six months ended September 30, 2018 is due to receipt of additional convertible loans in 2018 over 2017.

Recently Issued Accounting Pronouncements

As a result of the adoption of ASU-2014-09, the Company’s accounting policies have been updated. See “Revenue Recognition” below for these changes in accounting policies, as well as new disclosure requirements. The changes in accounting policies will also be reflected in the Company’s unaudited condensed consolidated interim financial statements as at the six months ended September 30, 2018.

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

As a result of the adoption of ASU-2014-09, the Company’s accounting policies have been updated. See “Revenue Recognition” below for these changes in accounting policies, as well as new disclosure requirements. The changes in accounting policies will also be reflected in the Company’s audited consolidated financial statements for the year ending March 31, 2019.

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

Item 4. Controls and Procedures

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended September 30, 2018, an aggregate of 21,572 shares of our common stock were issued upon the exchange and redemption of outstanding Exchangeable Shares for shares of common stock. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

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

Dated November 13, 2018	BIONIK LABORATORIES CORP.

	By:	/s/ Eric Dusseux
Name: Eric Dusseux
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Leslie Markow
Name: Leslie Markow Chief Financial Officer
(Principal Financial and Accounting Officer)

