Form 10-Q
period 2018-12-31
Bionik Laboratories Corp.
filed 2019-02-11
CIK 1508381

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2018

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transition period from_________to__________

Commission File Number: 000-54717

BIONIK LABORATORIES CORP.

(Exact name of Registrant in its charter)

Delaware	27-1340346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

483 Bay Street, N105
Toronto, Ontario	M5G 2C9
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (416) 640-7887 x 508

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 8, 2019, 2,341,460 shares of Common Stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

FORM 10-Q

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Interim Balance Sheets as at December 31, 2018 (Unaudited) and March 31, 2018 (Audited)	1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine month periods ended December 31, 2018 and 2017	2
Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited) for the nine month periods ended December 31, 2018 and 2017	3
Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2018 and 2017	4
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

SIGNATURES	28

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	December 31,	March 31,
	2018	2018
	(Unaudited)	(Audited)
	$	$
Assets
Current
Cash and cash equivalents	375,133	507,311
Accounts receivable, net of allowance for doubtful accounts of $25,695 (March 31, 2018 - $19,694)	1,521,109	212,730
Prepaid expenses and other receivables (Note 5)	1,831,956	433,655
Inventories (Note 6)	335,606	237,443
Due from related parties (Note 9(a))	17,989	18,897
Total Current Assets	4,081,793	1,410,036
Equipment (Note 7)	135,842	159,961
Technology and other assets (Note 4)	4,497,037	4,706,719
Goodwill	22,308,275	22,308,275
Total Assets	31,022,947	28,584,991

Liabilities and Shareholders' Equity
Current
Accounts payable (Notes 9(b) and 13)	1,394,452	724,673
Accrued liabilities (Note 9(b))	1,099,570	1,529,505
Customer advances	-	800
Demand loans (Note 8)	-	51,479
Convertible loans (Note 8(b))	3,538,859	-
Deferred revenue	285,140	122,667
Shares to be issued, stock options and warrants (Notes 10, 11 and 12)	-	5,692,853
Total Current Liabilities	6,318,021	8,121,977
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized - 10,000,000; Special Voting Preferred Stock, par value $0.001 - Authorized, issued and outstanding - 1 (March 31, 2018 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000 (March 31, 2018 – 250,000,000); Issued and outstanding - 2,337,964 and 273,574 Exchangeable Shares (March 31, 2018 – 1,368,856 and 295,146 Exchangeable Shares)	2,611	1,664
Additional paid in capital	67,570,756	56,195,541
Deficit	(42,910,590)	(35,776,340)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	24,704,926	20,463,014
Total Liabilities and Shareholders' Equity	31,022,947	28,584,991

Commitments and Contingencies (Note 13)

Subsequent Events (Note 15)

The Financial Statements have been adjusted to retroactively reflect the 150-to-1 reverse stock split effected on October 29, 2018, as discussed in Note 2(a).

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine month periods ended December 31, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended December 31, 2018	Nine months ended December 31, 2018	Three months ended December 31, 2017	Nine months ended December 31, 2017
	$	$	$	$
Sales	930,257	1,978,675	260,960	570,327
Cost of Sales	450,304	1,087,540	88,357	177,482
Gross Margin	479,953	891,135	172,603	392,845

Operating expenses
Sales and marketing	515,439	1,485,423	432,260	1,313,077
Research and development	779,283	2,135,075	546,350	1,947,659
General and administrative	1,022,024	2,932,980	783,784	2,916,917
Share-based compensation expense (Note 11)	191,634	1,226,374	271,001	1,284,257
Amortization (Note 4)	69,314	209,682	76,985	246,920
Depreciation (Note 7)	15,969	50,190	21,234	69,606
Total operating expenses	2,593,663	8,039,724	2,131,614	7,778,436

Other (income) expenses
Foreign exchange	(47,709)	(116,715)	(11,485)	102,671
Accretion expense (Note 8)	316,642	2,421,060	216,302	290,375
Fair value adjustment (Note 8)	-	(337,923)	-	-
Gain on mark to market revaluation (Note 10)	-	(2,048,697)	-	-
Other expense	1,520	61,652	416,931	657,999
Total other expenses (income)	270,453	(20,623)	621,748	1,051,045
Net loss and comprehensive loss for the period	(2,384,163)	(7,127,966)	(2,580,759)	(8,436,636)

Loss per share - basic and diluted	(0.91)	(3.14)	(3.80)	(12.74)

Weighted average number of shares outstanding – basic	2,611,538	2,267,906	678,631	662,237
Weighted average number of shares outstanding – diluted	2,611,538	2,267,906	678,631	662,237

The Financial Statements have been adjusted to retroactively reflect the 150-to-1 reverse stock split effected on October 29, 2018, as discussed in Note 2(a).

The accompanying notes are an integral part of these condensed consolidated interim financial statements

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders' Equity for the nine month periods ended December 31, 2018 and 2017 (unaudited)

								Accumulated
	Special Voting				Additional			Other
	Preferred Stock		Total Shares		Paid in	Shares		Comprehensive
			Shares	Amount	Capital $	to be	Deficit $	Income	Total
	Shares	Amount $	(Note 2)	(Note 2) $	(Note 2)	Issued	(Note 2)	$	(Note 2)
Balance, March 31, 2017	1	-	645,297	645	45,184,320	-	(21,076,464)	42,149	24,150,650
Warrant exercised	-	-	33,335	34	1,125,004	-	-	-	1,125,038
Share compensation expense	-	-	-	-	1,284,257	-	-	-	1,284,257
Fair value of warrants on convertible loans	-	-	-	-	548,179	-	-	-	548,179
Warrant down round feature	-	-	-	-	41,025	-	(41,025)	-	-
Shares to be issued	-	-	-	-	-	60,000	-	-	60,000
Net loss for the period	-	-	-	-	-	-	(8,436,636)	-	(8,436,636)
Balance, December 31, 2017	1	-	678,632	679	48,182,785	60,000	(29,554,125)	42,149	18,731,488
Share compensation expense	-	-	-	-	256,323	-	-	-	256,323
Shares to be issued for services	-	-	-	-		(60,000)	-	-	(60,000)
Warrant down round feature	-	-	-	-	33,061	-	(33,061)	-	-
Conversion of convertible notes	-	-	985,370	985	9,179,800	-	-	-	9,180,785
Stock option and warrant reclassification (Notes 11 & 12)	-	-	-	-	(2,845,557)	-	-	-	(2,845,557)
Beneficial Conversion Feature on convertible debt	-	-	-	-	1,389,129	-	-	-	1,389,129
Net loss for the period	-	-	-	-	-	-	(6,189,154)	-	(6,189,154)
Balance, March 31, 2018	1	-	1,664,002	1,664	56,195,541	-	(35,776,340)	42,149	20,463,014
Share compensation expense	-	-	-	-	1,226,374	-	-	-	1,226,374
Conversion of convertible notes (Note 8)	-	-	263,639	264	2,470,358	-	-	-	2,470,622
Conversion of convertible notes (Note 8)			683,395	683	4,732,170				4,732,853
Stock option and warrant reclassification (Notes 11 & 12)	-	-	-	-	1,173,534	-	-	-	1,173,534
Anti-dilution Feature allocation on conversion (Note 8)	-	-	-	-	1,766,495	-	-	-	1,766,495
Warrant down round feature	-	-	-	-	6,284	-	(6,284)	-	-
	-		-	-	-	-	(7,127,966)	-	(7,127,966)
Net loss for the period Adjustment due to 1:150 share consolidation round-up	-	-	502	-	-	-	-	-	-
Balance, December 31, 2018	1	-	2,611,538	2,611	67,570,756	-	(42,910,590)	42,149	24,704,926

The Financial Statements have been adjusted to retroactively reflect the 150-to-1 reverse stock split effected on October 29, 2018, as discussed in Note 2(a).

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

For the nine month periods ended December 31, 2018 and 2017 (unaudited)

(Amounts expressed in U.S. Dollars)

	Nine months ended	Nine months ended
	December 31, 2018	December 31, 2017
	$	$
Operating activities
Net loss for the period	(7,127,966)	(8,436,636)
Adjustment for items not affecting cash
Depreciation	50,190	69,606
Amortization	209,682	246,920
Interest expense	129,933	640,168
Share based compensation expense	1,226,374	1,284,257
Shares issued for services	-	60,000
Accretion expense	2,421,060	290,375
Fair value adjustment	(337,923)	-
Gain on mark to market revaluation	(2,048,697)	-
Allowance for doubtful accounts	6,001	(16,349)
	(5,471,346)	(5,861,659)
Changes in non-cash working capital items
Accounts receivable	(1,314,380)	93,680
Prepaid expenses and other receivables	(1,398,301)	83,003
Due from related parties	908	(643)
Inventories	(98,163)	(74,165)
Accounts payable	669,779	10,104
Accrued liabilities	(429,935)	639,568
Customer advances	(800)	(120,762)
Deferred revenue	162,473	15,177
Net cash (used in) operating activities	(7,879,765)	(5,215,697)
Investing activities
Acquisition of equipment	(26,071)	(17,182)
Net cash (used in) investing activities	(26,071)	(17,182)
Financing activities
Proceeds from convertible loans	7,826,633	4,699,975
Proceeds on exercise of warrants	-	1,125,038
Repayment of promissory notes principal	-	(200,000)
Repayment of promissory notes interest	-	(49,505)
Repayment of demand notes principal	(50,000)	(208,359)
Repayment of demand notes interest	(2,975)	(79,259)
Proceeds from short term loan	-	400,000
Net cash provided by financing activities	7,773,658	5,687,890
Net decrease in cash and cash equivalents for the period	(132,178)	455,011
Cash and cash equivalents, beginning of period	507,311	543,650
Cash and cash equivalents, end of period	375,133	998,661

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

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

Going Concern

As at December 31, 2018, the Company had a working capital deficit of ($2,236,228) (March 31, 2018 – ($6,711,941)) and an accumulated deficit of ($42,910,590) (March 31, 2018 – ($35,776,340)), and the Company incurred a net loss and comprehensive loss of ($2,384,163) for the three month period ended December 31, 2018 (December 31, 2017 – ($2,580,759)) and ($7,127,966) for the nine month period ended December 31, 2018 (December 31, 2017 – ($8,436,636)).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due, however the Company believes it has the support of its major shareholders, who have previously provided convertible loans to meet the Company’s cash flow needs and to continue as a going concern. The Company hopes to raise sufficient cash in the next three months to meet the Company’s anticipated cash requirements for the 12 months thereafter. Sales of additional equity or equity-linked securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

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

On October 29, 2018, the Company completed a reverse stock split and thereafter Bionik’s common stock began trading on the OTCQB market on a one-for-one hundred and fifty (1:150) split-adjusted basis. As a result of the reverse stock split, every 150 shares of the Company’s then-existing common stock was converted into one share of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the reverse split were rounded up to the next whole share. The reverse stock split automatically and proportionately adjusted, based on the one-for-one hundred fifty split ratio, all issued and outstanding shares of the Company’s common stock, as well as exchangeable shares and common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was also proportionately reduced. The reverse stock split has no impact on the par value per share of Bionik’s common stock, which remains at $0.001. All current and prior period amounts related to share, share prices and earnings per share, warrant and options presented in the Company’s consolidated financial statements contained in this Quarterly report on Form 10-Q and the accompanying notes have been restated to give retrospective presentation for the reverse split.

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

For the three and nine month periods ended December 31, 2018 and 2017

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

This is the third set of the Company’s unaudited condensed consolidated interim financial statements where ASU-2014-09 “Revenue from Contracts with Customers (Topic 606)” has been applied. The changes in accounting policies in the Company’s unaudited condensed consolidated interim financial statements from the quarter ended December 31, 2018 from the March 31, 2018 audited financial statements are described below.

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

For the three and nine month periods ended December 31, 2018 and 2017

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at standard cost, on the first-in, first-out basis. Work-in- progress and finished goods consist of materials, labor and allocated overhead.

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

Impact on the unaudited condensed consolidated interim financial statements

ASU-2014-09 had no impact on the Company’s unaudited condensed consolidated interim statement of loss and comprehensive loss for the three and nine month periods ended December 31, 2018.

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the balance sheet and amounted to $100,338 and $64,957 at December 31, 2018 and March 31, 2018, respectively. The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $20,303 and $35,618 of expense related to the change in warranty reserves and warranty costs incurred and recorded as an expense in cost of goods sold during the three and nine month period ended December 31, 2018 (December 31, 2017 – $Nil and $Nil).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The functional currency of the Company and its wholly owned subsidiaries is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on initial recognition at the exchange rate at the date of the transaction. After initial recognition monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are recognized in profit or loss. Non-monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, due from related parties and demand loans approximate fair value because of the short period of time between the origination of such instruments, their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The Company’s policy is to recognize transfers into and out of Level 3 as of the date of the event or change in the circumstances that caused the transfer. There were no such transfers during the quarter ended December 31, 2018.

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition on April 21, 2016 and the asset amortization period and expense for the nine month period ended December 31, 2018 and the year ended March 31, 2018:

			Expense March	Value at March	Expense Dec.	Value at Dec..
Intangible	Amortization	Value acquired	31, 2018	31, 2018	31, 2018	31, 2018
assets acquired	period (years)	$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	134,126	1,045,530	100,567	944,963
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	143,206	1,153,543	107,376	1,046,167
Non-compete agreement	2	61,366	30,709	1,739	1,739	-
Assembled Workforce	1	275,720	15,864	-	-	-
		5,580,704	323,905	4,706,719	209,682	4,497,037

Amortization for the nine months ended December 31, 2018 was $209,682 (December 31, 2017 - $246,920).

Amortization for three months ended December 31, 2018 was $69,314 (December 31, 2017 - $76,985).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	December 31, 2018	March 31, 2018
	$	$
Prepaid materials (i)	1,526,304	86,957
Prepaid expenses	202,962	301,104
Prepaid insurance	74,828	36,497
Sales taxes receivable (ii)	27,862	9,097
	1,831,956	433,655

(i) Prepaid materials represent material deposits paid to our outsource manufacturing partner and other vendors for the production of our InMotion clinic line units.

(ii) Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORIES

	December 31, 2018	March 31, 2018
	$	$
Raw materials	28,662	237,443
Finished goods	306,944	-
	335,606	237,443

During the three and nine month periods ended December 31, 2018, the Company expensed $392,190 and $986,362, respectively, from inventory as cost of goods sold (December 31, 2017 – $47,594 and $77,705).

During the three and nine month period ended December 31, 2018, the Company wrote down and expensed $47,772 and $62,589 of obsolete inventory (December 31, 2017 – $Nil and $Nil).

7.	EQUIPMENT

Equipment consisted of the following as at December 31, 2018 and March 31, 2018:

	December 31, 2018			March 31, 2018
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	282,576	237,882	44,694	256,505	223,750	32,755
Furniture and fixtures	36,795	29,278	7,517	36,795	28,051	8,744
Demonstration equipment	200,186	135,590	64,596	200,186	105,441	94,745
Manufacturing equipment	88,742	86,100	2,642	88,742	85,668	3,074
Tools and parts	11,422	6,539	4,883	11,422	5,741	5,681
Assets under capital lease	23,019	11,509	11,510	23,019	8,057	14,962
	642,740	506,898	135,842	616,669	456,708	159,961

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and nine month periods ended December 31, 2018 was $15,969 and $50,190, respectively (December 31, 2017 – $21,234 and $69,606).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

8.	NOTES PAYABLE

Demand Notes payable

The Company had outstanding notes payable (“Notes”) of $Nil at December 31, 2018 ($51,479 – March 31, 2018) which was acquired when the Company bought IMT on April 21, 2016. The Notes and interest were repaid during the fiscal quarter ended June 30, 2018.

Balance, March 31, 2018	$51,479
Accrued interest	1,496
Repayment	(52,975)
Balance, December 31, 2018	$-

Interest expense incurred on the Notes totaled $1,496 for the three and nine month periods ended December 31, 2018 (December 31, 2017 – $2,309 and $7,018), which was included in accrued liabilities until it was paid off.

Convertible Loans Payable

(a)            On each of April 1, 2018 and July 20, 2018, the Company received loans totaling $4,708,306 (collectively, the “July 20, 2018 loans” which is inclusive of $31,673 that was capitalized interest) which carry an interest rate of 1% per month and of which $2,297,928 came from related parties. $4,732,853 of the loans and accrued and unpaid interest thereon were converted as of July 20, 2018 at a 10% discount to the 30 day volume weighted average price (“VWAP”) of the Company’s stock price.

In the event the Company consummates a firm commitment or underwritten offering of its common stock by March 27, 2019, and the price per share thereof (the “Offering Price”) is less than the original conversion price on July 20, 2018, then in such event the Company shall issue to all convertible loan holder at July 20, 2018, at no further cost, additional shares of common stock equal to the number of conversion shares the shareholders that they would have received upon conversion if the conversion price equaled the Offering Price, less the number of shares of conversion shares actually issued on July 20, 2018.

The tables below reflect the fair value and anti-dilution features of the convertible loans, which resulted in accretion expense related to the July 20, 2018 loans for the three and six months ended September 30, 2018 of $1,970,167 and $2,104,418, respectively, and a fair value adjustment of $382,010 and $337,923, respectively, being expensed for the three and six month periods ended September 30, 2018.

		At issuance			At July 20, 2018
		Conversion feature fair value
	Principal	Beneficial conversion	Anti-dilution	Fair value of debt	Accretion expense	Interest	Ending balance
Convertible promissory note	$4,708,306	$406,744	$1,697,674	$2,603,888	$2,104,418	$24,547	$4,732,853

	Beneficial conversion	Anti-dilution	Total
Conversion feature fair value
At Issuance	$406,744	$1,697,674	$2,104,418
Fair value adjustment	$(406,744)	$68,821	$(337,923)
Balance allocated to equity on conversion	$-	$(1,766,495)	$(1,766,495)
Ending balance at June 30, 2018	$-	$-	$-

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

8.	NOTES PAYABLE (continued)

(b)            During the period between October 1, 2018 and December 31, 2018, the Company received $3,150,000 in new convertible loans (“New Loans”) subsequent to the loans converted July 20, 2018, which carry an interest rate of 1% per month and of which $300,000 came from related parties. The loans and interest are convertible at a 20% discount on the earlier of (i) March 28, 2019 and (ii) the consummation of an equity or equity-linked round of financing of the Company with gross proceeds of no less than $2,000,000.

The schedules below reflect the balance of the New Loans, which resulted in accretion expense of $316,642 being expensed for the three months ended December 31, 2018.

	At issuance	At December 31, 2018
	Principal	Accretion expense	Interest	Loan Balance
Convertible promissory note	$3,150,000	$316,642	$72,217	$3,538,859

(c)            During the nine month period ended December 31, 2018, the Company received loans totaling $7,858,306 (which is inclusive of $31,673 that was capitalized interest) which carry an interest rate of 1% per month and of which $2,597,928 came from related parties. An accretion expense of $316,642 and $2,421,060, respectively, and a fair value adjustment of $Nil and $337,923, respectively, was expensed for the three and nine month periods ended December 31, 2018 (December 31, 2017 - $216,302 and $290,375 accretion for the three and nine month periods and $Nil and $Nil fair value adjustment).

9.	RELATED PARTY TRANSACTIONS AND BALANCES

a)	Due from related parties

As at December 31, 2018, there was an outstanding loan to the Chief Technology Officer of the Company for $17,989 (March 31, 2018 – $18,897). The loan has an interest rate of 1% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the three and nine month period ended December 31, 2018, the Company accrued interest receivable in the amount of $43 and $130 (December 31, 2017 – $47 and ($658)) and the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

b)	Accounts payable and accrued liabilities

As at December 31, 2018, $1,957 (March 31, 2018 – $208,567) was owing to the CEO of the Company; $9,496 (March 31, 2018 –$135,039) was owing to the Chief Technology Officer; and $1,588 (March 31, 2018 – $116,624) was owing to the Chief Financial Officer, all related to business expenses. Balances owing are included in accounts payable or accrued liabilities.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

10.	SHARE CAPITAL

	December 31, 2018		March 31, 2018
	Number of		Number of
	shares	$	shares	$
Exchangeable Shares:
Balance beginning of year	295,146	295	319,396	319
Converted into common shares (a)	(21,572)	(22)	(24,250)	(24)
Balance at the end of period	273,574	273	295,146	295
Common Shares
Balance at beginning of the period	1,368,856	1,369	325,901	326
Shares issued to exchangeable shares	21,572	22	24,250	24
Shares issued on conversion of loans (b)	947,034	947	985,370	985
Warrants exercised	-	-	33,335	34
Adjustment due to 1:150 share consolidation round-up	502	-	-	-
Balance at end of the period	2,337,964	2,338	1,368,856	1,369
TOTAL SHARES	2,611,538	2,611	1,664,002	1,664

a.	During the nine month period ended December 31, 2018, 21,572 exchangeable shares were exchanged on a 1 for 1 basis in accordance with their terms. (March 31, 2018 – 24,250)
b.	During the nine month period ended December 31, 2018, 947,034 shares of common stock were issued. Of this amount 263,639 shares of common stock were issued once the Company increased its authorized shares of common stock from 250,000,000 to 500,000,000. These shares relate to convertible loans and interest that converted on March 31, 2018 and were recorded as a liability on March 31, 2018 until the shares were issued on June 12, 2018. The liability was reclassified at June 12, 2018 into equity by recording the original value of $2,470,622 of the shares to be issued, as well as the fair value of options and warrants at June 12, 2018 net of fair value of options issued in the period ended June 12, 2018 of $1,173,534, which was charged to equity and a $2,048,697 gain on the fair value reevaluation was recognized as other income in the Statement of Operations and Comprehensive Loss. The Company converted $4,732,853 of convertible loans and interest into 683,395 common shares on July 20, 2018 in accordance with their terms.

c.	On October 29, 2018 the Company completed the consolidation on a one-for-one to one hundred and fifty (1:150) reverse consolidation.

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

The Special Voting Preferred Share is not entitled to receive any dividends or to receive any assets of the Company upon liquidation and is not convertible into common shares of the Company.

The voting rights of the Special Voting Preferred Share will terminate pursuant to and in accordance with the Trust Agreement. The Special Voting Preferred Share will be automatically cancelled at such time as no Exchangeable Shares are held by a Beneficiary.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

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

On November 24, 2015, the Company granted 4,334 options granted to employees at an exercise price of $183.00 per share that vest over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 1,667 options were cancelled and during the three and nine month period ended December 31, 2018, $21,366 and $92,585 (December 31, 2017 –$35,609 and $106,828) in stock compensation expense was recognized. As of December 31, 2018 these options are fully expensed.

On December 14, 2015, the Company granted 16,634 options to employees, directors and consultants at an exercise price of $150 per share that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. During the years ended March 31, 2016, 2017 and 2018 and for the nine month period ended December 31, 2018, 167 options, 267 options, 2,912 options and 1000 options, respectively, were cancelled and for the three and nine month period ended December 31, 2018, $27,495 and $105,121 (December 31, 2017 –$45,396 and $450,690) of stock compensation expense was recognized. Ad at December 31, 2018, these options are full expensed.

On April 21, 2016, the Company granted 20,000 stock options to employees of Bionik, Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT of which 6,667 have an exercise price of $37.50 per share, 6,667 have an exercise price of $142.50 per share and 6,666 have an exercise price of $157.50 per share. The grant date fair value of vested options was $2,582,890 and has been recorded as part of the original acquisition equation. The options are fully expensed.

On April 26, 2016, the Company granted 1,667 options to an employee with an exercise price of $150 per share that vest over three years at the anniversary date. The grant fair value was $213,750. The employee left during the quarter ended December 31, 2018 and 556 options that has not vested expired. During the three and nine months ended December 31, 2018, $15,833 and $51,458 (December 31, 2017- $17,813 and $53,438) was recognized as stock compensation expense.

On August 8, 2016, the Company granted 5,000 options to an employee with an exercise price of $150 per share that vest over three years at the anniversary date. The grant fair value was $652,068. The employee left in April 2018 and 3,334 options that had not vested were cancelled and the remaining 1,667 options expired in November 2018. During the three and nine months ended December 31, 2018, $12,075 and $48,301 (December 31, 2017 – $54,339 and $163,017) of stock compensation expense was recognized.

On February 6, 2017, the Company granted 2,667 options to an employee with an exercise price of $105.00 per share that vest over three years at the anniversary date. The grant fair value was $245,200. During the three and nine months ended December 31, 2018, $20,433 and $61,300 (December 31, 2017 – $20,433 and $61,300) of stock compensation expense was recognized.

On February 13, 2017, the Company granted 1,667 options to a consultant with an exercise price of $102.00 per share that vest over one and one-half years, every nine months. The grant fair value was $148,750. During the three and nine months ended December 31, 2018, $Nil and $92,821 (December 31, 2017 – $12,396 and $37,188) of stock compensation expense was recognized. These options are now fully vested.

On August 3, 2017, 10,000 options with an exercise price of $31.50 per share were granted to an executive officer, which vest equally over three future years. In addition, this executive officer was also granted up to 13,334 additional performance options based on meeting sales targets for the years ended March 31, 2018 and 2019. The grant value was $387,209 and $7,546 was expensed as stock compensation for the three and nine months ended December 31, 2018 (December 31, 2017 - $22,639 and $37,370). The executive left in April 2018 and all of these options were cancelled.

On September 1, 2017, the Company granted 81,436 options with an exercise price of $24.15 per share equally to an executive officer and a consultant who is now the Chairman of the Company. Of such options, 13,573 have vested at issuance and (a) with respect to the executive officer, 50% of the remaining options vest on performance goals being met and 50% vest over 5 years, and (b) with respect to the Chairman, the remaining options vest over 5 years. The grant fair value was $1,832,304 and for the three and nine months ended December 31, 2018, $57,259 and $286,297 (December 31, 2017 - $38,173 and $343,919) in stock compensation expense was recognized.

On January 24, 2018, the Company granted 24,267 options with an exercise price of $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. The grant fair value was $491,036. During the nine month period ended December 31, 2018, 6,667 options were cancelled and for the three and nine months ended December 31, 2018, $34,643 and $111,611 in stock compensation expense was recognized.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

11.	STOCK OPTIONS (Continued)

On April 20, 2018, the Company granted to an executive officer, 40,000 options with an exercise price of $9.74 per share that vest immediately with a 10-year expiry. The Options were valued using the Black-Scholes model and the following inputs were used: expected life of 10 years, expected volatility of 114% and a risk free rate of 1.59%. As these options fully vested on the grant date, $363,714 of stock based compensation was recognized during the nine months ended December 31, 2018.

On June 11, 2018, the Company granted to a newly-hired executive officer 5,000 options with an exercise price of $6.93 per share that vest over three years from the anniversary of the grant and expire in 7 years. The Options were valued using the Black-Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk free rate of 1.59%. The grant fair value was $30,341, and $2,528 and $5,619 of stock compensation expense was recognized in the three and nine months ended December 31, 2018, respectively.

During the three and nine months ended December 31, 2018, the Company recorded $191,634 and $1,226,374 in share-based compensation related to the vesting of stock options (December 31, 2017 – $271,001 and $1,284,257).

The following is a summary of stock options outstanding and exercisable as of December 31, 2018:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.50	630	June 20, 2021	630
34.50	13,212	July 1, 2021	13,212
34.50	944	February 17, 2022	944
183.00	2,667	November 24, 2022	2,667
150.00	12,289	December 14, 2022	12,289
142.50	359	March 28, 2023	359
157.50	1,387	March 28, 2023	1,387
150.00	1,112	April 26, 2023	1,112
105.00	2,667	February 6, 2024	889
102.00	1,667	February 13, 2024	1,667
142.50	106	March 3, 2024	106
157.50	408	March 3, 2024	408
142.50	43	March 14, 2024	43
157.50	164	March 14,2024	164
142.50	485	September 30, 2024	485
157.50	1,876	September 30, 2024	1,876
142.50	24	June 2, 2025	24
157.50	90	June 2, 2025	90
37.50	442	December 30, 2025	442
142.50	328	December 30, 2025	328
24.15	81,436	September 1, 2027	27,146
23.25	17,600	January 24, 2025	-
9.735	40,000	April 19, 2028	40,000
6.93	5,000	June 10, 2025	-
	184,936		106,268

The weighted-average remaining contractual term of the outstanding options was 7.42 (March 31, 2018 – 5.81) and for the options that are exercisable the weighted average was 7.09 (March 31, 2018 – 5.70).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

(Amounts expressed in U.S. Dollars) (unaudited)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Weighted-Average
	Number of Warrants	Exercise Price ($)
Outstanding and exercisable, March 31, 2015	72,157	202.50
Issued	48,171	202.50
Exercised	(992)	(120.00)
Outstanding and exercisable, March 31, 2016	119,336	202.50
Exercised	(1,747)	(120.00)
Outstanding and exercisable, March 31, 2017	117,589	202.50
Exercised	(33,335)	(37.50)
Issued in connection with anti-dilution provision connected to warrant transaction	559	112.35
Issued in connection with anti-dilution provision connected to warrant transaction	6,275	194.00
Issued in connection to the warrant transaction to the broker	2,667	37.50
Issued in connection with the conversion of loans and interest into common shares	106,709	9.375
Issued in connection with the conversion of loans and interest into common shares	15,658	90.00
Issued in connection with anti-dilution provision connected to warrant transaction	136,388	73.02
Issued in connection with anti-dilution provision connected to warrant transaction	13,464	44.28
Outstanding at March 31, 2018	365,974	53.19
Issued in connection with anti-dilution provision connected to warrant transaction	67,952	55.71
Issued in connection with anti-dilution provision connected to warrant transaction	6,305	34.50
Outstanding at December 31, 2018	440,231	44.21

During the year ended March 31, 2018, the Company consummated an offer to amend and exercise its outstanding warrants, enabling the holders of the warrants to exercise such warrants for $37.50 per share. The Company received net proceeds of $1,125,038. The Company also converted loans and interest due.

Due to the anti-dilution clause in the warrant agreement for such outstanding warrants, the warrants were adjusted to reflect an additional 559 shares underlying the $120 per share warrants and an additional 6,275 shares underlying the $210.00 per share warrants. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants was adjusted from $120.00 per share to $112.35 per share and from $210.00 per share to $194.00 per share.

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

The Company issued 15,658 warrants at $90.00 per share which expire in 5 years on March 31, 2023 and 106,709 warrants at $9.375 per share which expire August 14, 2022 and March 31, 2022 in connection with the loan and interest conversion transaction.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine month periods ended December 31, 2018 and 2017

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

The following is a summary of common share purchase warrants as of December 31, 2018:

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
55.71	136,339	February 26, 2019
55.71	28,531	March 27, 2019
55.71	7,618	March 31, 2019
55.71	59,061	April 21, 2019
55.71	27,883	May 27,2019
55.71	27,238	June 30, 2019
34.50	28,527	February 26, 2019
37.50	2,667	June 27, 2020
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	440,231

The weighted-average remaining contractual term of the outstanding warrants was 1.19 (March 31, 2018 – 2.27).

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

For the three and nine month periods ended December 31, 2018 and 2017

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

Commitments

a.             On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the former Chief Technology Officer and the new Chief Technology Officer had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former Chief Technology Officer and the new Chief Technology Officer 2,134 common shares collectively. As at December 31, 2018, these shares have not yet been issued.

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

c.             On March 6, 2018, the Company signed a distribution agreement with Curexo Inc. for South Korea and as part of this agreement, the Company is obligated to buy a rehabilitative product from Curexo Inc. for $200,000 when this product is fully developed. It is not yet developed at December 31, 2018.

d.             On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form a China-based joint venture to commercialize the Company’s products (“China JV”) in which the Company has a 25% interest and the JV Partner has a 75% interest. The China JV entity formally was created on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of formation, $435,000 12 months later and $725,000 60 months after the date of formation. The Company is required to license certain intellectual property to the China JV. The Company is applying the equity method of accounting to the joint venture. As of December 31, 2018, the Company has provided certain technical information to the Chinese JV in order to obtain Chinese regulatory approvals.

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

(a)            Subsequent to December 31, 2018, the Company received an additional $1,500,000 from lenders under the terms of the new loans described in note 8, including $750,000 from a related party, who is a director of the Company.

(b)            Subsequent to December 31, 2018, 524,293 exchangeable shares (on a pre-consolidated basis) were converted into 3,496 common shares.

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

The InMotion ARM, InMotion ARM/HAND, and InMotion Wrist are robotic therapies for the upper limbs. InMotion robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 250 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we are also developing “InMotion Home”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion clinical products.

We believe recent payment changes in the US marketplace proposed and finalized by the Centers for Medicare and Medicaid Services create a favorable environment for greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post- Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well. We expect that in the next 12-18 months, further incentives toward quality based care will be implemented, resulting in providers being publicly ranked, as well as financially rewarded, for quality reporting and better outcomes.

We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine, Nature and Stroke). Of note, our InMotion robots are being used in an ongoing, multicenter randomized controlled phase III interventional trial, funded by the National Institute for Health Research Health Technology Assessment Program in the United Kingdom. The study includes the enrollment of 720 stroke patients in a multi-center, randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stroke care was completed in 2018 with results to be published in 2019.

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

We currently hold an intellectual property portfolio that includes 4 U.S. patents and one U.S. pending patent, all five of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion Wrist and is licensed to us from the Massachusetts Institute of Technology.

We currently sell our products directly or can introduce customers to a third party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

We introduced our new enhanced commercial version of the InMotion product line in December 2017. We sold six InMotion robots in the year ended March 31, 2017, eleven InMotion robots in the year ended March 31, 2018, and twenty-one InMotion robots in the nine month period ended December 31, 2018.

We have a history of net losses. At December 31, 2018 the Company had an accumulated deficit of ($42,910,590) (March 31, 2018 —($35,776,340)). The Company incurred a comprehensive loss of ($7,127,966) for the nine month period ended December 31, 2018 (December 31, 2017 – ($8,436,636)). The Company had revenue for the nine month period ended December 31, 2018 of $1,978,675 (December 31, 2017 – $570,327). As of December 31, 2018, the Company had a working capital deficit of $(2,236,228) (March 31, 2018 – ($6,711,941)).

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

Between March 31, 2018 and June 2018, an aggregate of approximately $9.1 million of our outstanding indebtedness converted in accordance with their terms, as amended, into an aggregate of 1,249,008 shares of our common stock. Of the $9.1 million, $5,030,000 was provided by existing investors, which includes affiliates of the Company.

As of July 20, 2018, $4,732,853 in principal and interest represented by other outstanding promissory notes were converted in accordance with their terms into an aggregate of 683,395 shares of the Company’s common stock.

Our Board of Directors approved a convertible note financing for gross proceeds of up to $5 million in September 2018, of which an aggregate principal amount of $4.65 million has been subscribed for as of January 22, 2019. These convertible notes bear interest at a fixed rate of 1% per month. Upon the consummation of an equity or equity-linked offering of in excess of $2,000,000, the outstanding principal and accrued and unpaid interest on the convertible notes shall automatically convert into our common stock at a price per share equal to a 20% discount to the offering price of our common stock in the offering. The convertible notes are unsecured. In the event that the equity or equity-linked offering is not consummated, we will be required to repay the principal and accrued and unpaid interest on the convertible notes on March 28, 2019.

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

On December 14, 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion ARM Interactive Therapy System for each future facilities of Kindred, during the four-year minimum term of the Agreement. Kindred entered into an initial purchase order for nine units of the InMotion ARM Interactive Therapy System for shipment on or before December 31, 2018.

On January 23, 2019, we announced the commercial launch of our newest generation InMotion ARM/HAND™ robotic system for clinical rehabilitation of stroke survivors and those with mobility impairments due to neurological conditions. The improved new generation InMotion ARM/HAND was developed according to the same principals of motor learning and neuro-plasticity that were incorporated into the original InMotion ARM robotic system and utilizes artificial intelligence and data analysis to provide individualized therapy and reports that empower patients. It includes the following new features:

•	Enhanced hand-rehabilitation technology: The updated hand robot provides therapy focused on hand opening and grasping for patients ready to retrain reach and grasp functional tasks.

•	InMotion EVAL: The InMotion ARM/HAND offers the ability to assess hand movements in a precise and objective manner, allowing the clinician to better measure and quantify a patient’s progress and response to therapy.

•	Improved, comprehensive reporting: Optimized report formats provide improved documentation of patient outcomes, improved ease of use and enhanced interpretation of evaluation results, allowing clearer indications of progress over their complete rehabilitation journey, all on one screen.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to December 31, 2018, we have generated a deficit of $42,910,590.

We expect to incur additional operating losses through March 31, 2019 and likely beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

Three and nine months ended December 31, 2018 compared to the three and nine months ended December 31, 2017.

Sales

Sales were $930,257 and $1,978,675 for the three and nine months ended December 31, 2018 (December 31, 2017 – $260,960 and $570,327). Sales in the nine months ended December 31, 2018 represent the sale of 21 InMotion robots, service and warranty income compared to 6 InMotion robots, service and warranty income in the nine months ended December 31, 2017.

Cost of Sales and Gross Margin

Cost of Sales was $450,304 and $1,087,450 for the three and nine months ended December 31, 2018 (December 31, 2017 – $88,357 and $177,482). The increase in 2018 compared to 2017 primarily related to the increased number of units sold in 2018 when compared to 2017.

Gross margin for the three and nine months ended December 31, 2018 was $479,953 and $891,135 or 51.6% and 45.0% compared to $172,603 and $392,845 or 66% and 69% for the three and nine months ended December 31, 2017. The decline in gross margin percentage compared to prior period was negatively impacted by higher than normal manufacturing costs as the Company transitioned its production to an outsourcing arrangement. The gross margin in the quarter ended December 31, 2018 also reflects the write-off of $47,772 of obsolete inventory. The prior year period’s higher gross margin was also related to the cost of the units only being reflected as direct material costs.

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 2018 was $2,593,663 and $8,039,724, compared to $2,131,614 and $7,778,436 for the three and nine months ended December 31, 2017, as further detailed below.

Sales and marketing expenses were $515,439 and $1,485,423 for the three and nine months ended December 31, 2018 compared to $432,260 and $1,313,077 for the three and nine months ended December 31, 2017. The increase in sales and marketing expenses primarily relates to new hires in the current fiscal year as well as increased trade show presence and commissions paid for the increased sales in 2018 over 2017.

Research and development expenses were $779,283 and $2,135,075 for the three and nine months ended December 31, 2018, compared to research and development expenses of $546,350 and $1,947,659 for the three and nine months ended December 31, 2017. The increase in research and development expenses is primarily due to new hires in the current fiscal year to improve the Company’s development team.

For the three and nine months ended December 31, 2018, we incurred general and administrative expenses of $1,022,024 and $2,932,980 compared to general and administrative expenses of $783,784 and $2,916,917 for the three and nine months ended December 31, 2017. General and administrative expenses remained relatively constant from period to period due to higher public company expenses and legal and accounting costs due to fund raising efforts being offset by lower compensation and travel costs. Compensation included a one-time accrual for severance for our former CEO in 2017.

For the three and nine months ended December 31, 2018, the Company recorded $191,634 and $1,226,374 in share-based compensation expense compared to $271,001 and $1,284,257 for the three and nine months ended December 31, 2017.

Other (Income) / Expenses

For the three and nine months ended December 31, 2018, we incurred other expenses of $1,520 and $61,652 compared to other expenses of $416,931 and $657,999 for the three and nine months ended December 31, 2017. The decrease in other expenses relates to the Company having less interest-bearing debt during the nine month period ended December 31, 2018 when compared to December 31, 2017.

Foreign exchange gain for the period ended December 31, 2018 was $47,709 and $116,715 as compared to a gain of $11,485 for the three months and a loss of $102,671 for the period ended September 30, 2017. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

For the three and nine months ended December 31, 2018, we incurred $316,642 and $2,421,060 in accretion expense compared to $216,032 and $290,375 for the three and nine months ended December 31, 2017 due to the debt converted.

For the three and nine months ended December 31, 2018, the Company recognized a gain of $Nil and $337,923 in fair value adjustment connected to the convertible loans (December 31, 2017 – $Nil and $Nil).

For the period ended December 31, 2018, upon the increase of the number of our authorized shares, we recorded a gain of $2,048,697 (December 31, 2017 – $Nil) on the fair value revaluation of the shares to be issued, warrants and stock options outstanding at March 31, 2018.

Comprehensive Loss

Comprehensive loss for the three and nine months ended December 31, 2018 amounted to $(2,384,163) and $(7,127,966) resulting in a loss per share of $(0.91) and $(3.14), compared to a loss of $(2,580,759) and $(8,436,636) the three and nine months ended December 31, 2017, resulting in a loss per share of $(3.80) and $(12.74).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. We raised in our 2015 private offering aggregate gross proceeds of $13,126,600 which resulted in net proceeds of $11,341,397. During fiscal years 2017 and 2018, the Company also obtained funds through additional government tax credits, incurring convertible indebtedness totaling $9,111,375 that was converted into Company common shares, a short term loan of $400,000 the Company repaid and raising $1,125,038 from its warrant solicitation. Between April 2018 and July 20, 2018, the Company incurred convertible indebtedness totaling $4,708,306, which was converted into equity at July 20, 2018. Between October 2018 and January 2019, the Company incurred further convertible indebtedness totaling $4,650,000, all of which remains outstanding.

At December 31, 2018, the Company had cash and cash equivalents of $375,133. Subsequent to December 31, 2018, existing investors loaned an additional $1.5 million to the Company, evidenced by convertible promissory notes.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, or we will be required to curtail or terminate some or all of our product lines or our operations. We have filed a Registration Statement on Form S-1 and amendments, relating to a possible public offering of our common stock, and we believe we have the support of certain major shareholders who have provided convertible loans to meet the Company’s cash flow needs. The Company hopes to raise additional funds grossing approximately $10 million in the next three months which if successful, will enable us to continue operations based on our current burn rate, for at least the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, we do not have an established source of funds sufficient to cover operating costs after February 2018 at this time and accordingly, there can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions however raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the nine months ended December 31, 2018, we used cash in operating activities of ($7,879,765) compared to ($5,215,697) for the nine months ended December 31, 2017. The increased use of cash is mainly attributable to cost of sales and inventory build-up to support revenues and settlement of accrued commitments.

Net Cash Used in Investing Activities

During the three and nine months ended December 31, 2018, net cash used in investing activities was ($26,071) related to equipment purchases. For the nine months ended December 31, 2017, net cash used in investing activities was ($17,182).

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7,773,658 for the nine months ended December 31, 2018 compared to cash provided by financing activities of $5,687,890 for the nine months ended December 31, 2017. The increase in the nine months ended December 31, 2018 is due to receipt of additional convertible loans in 2018 over 2017.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated interim financial statements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirement, which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method The Company has adopted ASU-2014-01 for the fiscal year ending March 31, 2019 and it did not have material effect on the consolidated financial position and the consolidated results of operations.

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

Item 4. Controls and Procedures

During the three and nine months ended December 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended December 31, 2018, an aggregate of 21,572 shares of our common stock were issued upon the exchange and redemption of outstanding Exchangeable Shares for shares of common stock. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

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

Dated February 8, 2019	BIONIK LABORATORIES CORP.

	By:	/s/ Eric Dusseux
Name: Eric Dusseux
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Leslie Markow
Name: Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

