Form 10-K
period 2019-03-31
Bionik Laboratories Corp.
filed 2019-07-01
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from_____to _____

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

483 Bay Street N105, Toronto, Ontario Canada M5G 2C9

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:(416) 640-7887 x 508

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, at September 30, 2018 was $7,968,899.

The number of shares of the registrant’s common stock outstanding as of June 27, 2019 was 3,702,398 shares of common stock, par value $0.001 per share.

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

ITEM 1. BUSINESS

Company Overview

Bionik Laboratories Corp. is a healthcare company focused on improving the quality of life of millions of people with neurological or mobility impairments by combining artificial intelligence and innovative robotics technology to help individuals from hospital to home to regain mobility, enhance autonomy, and regain self-esteem.

The Company uses artificial intelligence and machine learning technologies to make rehabilitation methods and processes smarter and more intuitive to deliver greater recovery for patients with neurological or mobility impairments. These technologies allow large amounts of data to be collected and processed in real-time, enabling appropriately challenging and individualized therapy during every treatment session. This is the foundation of the InMotion™ therapy. The Company’s rehabilitation therapy robots are built on an artificial intelligence platform, measuring the position, the speed and the acceleration of the patient 200 times per second. The artificial intelligence platform is designed to adapt in real time to the patient’s needs and progress while providing quantifiable feedback of a patient’s progress and performance, in a way that the Company believes a trained clinician cannot.

Based on this foundational work, the Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals, including three InMotion™ robots currently in the market and two products in varying stages of development.

The InMotion™ therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. The InMotion™ Robots - the InMotion™ ARM, InMotion™ WRIST and the InMotion™ ARM/HAND – are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to maximize neurorecovery. The Company is also developing a home version of the InMotion™ upper-body rehabilitation technology, as well as a lower-body wearable assistive product based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better. The Company intends to launch this mobility assistance solution into the consumer market when the Company has sufficient funds to develop this product.

The InMotion™, ARM InMotion™ ARM/HAND, and InMotion™ WRIST are robotic therapies for the upper limbs. InMotion™ robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 280 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we are also developing “InMotion™ Home”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion™ clinical products.

We believe recent payment changes in the US marketplace proposed and finalized by the Centers for Medicare and Medicaid Services create a favorable environment for greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post-Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well. We expect that in the next 6-12 months, further incentives toward quality based care will be implemented, resulting in providers being publicly ranked, as well as financially rewarded, for quality reporting and better outcomes.

We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion™ robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine, Nature and Stroke).

An earlier model of InMotion™ robots were used in a multicenter randomized controlled phase III interventional trial, funded by the National Institute for Health Research Health Technology Assessment Program (RATULS) in the United Kingdom. The study was completed in 2018, included the enrollment of 770 stroke patients in a multi-center randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stoke care. The Company is pleased that the RATULS trial confirmed the finding of previous research studies which demonstrated that robot assisted therapy improved upper limb impairment when compared with conventional care of stroke victims. The primary outcome for upper limb success was determined by an Action Research Arm Test (ARAT), with four distinct success criteria that varied according to baseline severity. This test with these success criteria was developed by the RATULS trial team for this study and has not been used previously in clinical trials. The findings of this major research trial demonstrated that robot assisted therapy improved upper limb impairment however using this ARAT measurement, the trial was unable to conclude that robot assisted therapy or enhance upper limb therapy resulted in improved upper limb functionality after stroke compared with usual care provided to patients with stroke related upper limb functional limitation. The study findings also showed that the attrition rate was drastically reduced in the patient population following either robotic therapy or enhanced upper limb therapy versus usual care only. Most of the withdrawals from the study were before 3 months of usual care due to the disappointment with the treatment allocation.

In addition to our proprietary in-house products, we had the exclusive right to market and sell the Morning Walk lower body rehabilitation technology owned by Curexo Inc., a South Korean company, within the United States. The Company has decided not to distribute the Morning Walk product due to market conditions in the U.S. and is renegotiating its contract with our distributor in Korea. We may in the future further augment our product portfolio through technology acquisition opportunities should they come available and if we are sufficiently capitalized to undertake these investments.

On December 14, 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion™ ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion™ ARM Interactive Therapy System for each future facilities of Kindred, during the four-year minimum term of the Agreement. Kindred entered into an initial purchase order for nine InMotion™ ARM Interactive Therapy System that shipped before December 31, 2018, with a further 10 robots in the quarter ended March 31, 2019 for a total of 19 InMotion™ robots sold during the year ended March 31, 2019.

On January 23, 2019, we announced the commercial launch of our newest generation InMotion™ ARM/HAND robotic system for clinical rehabilitation of stroke survivors and those with mobility impairments due to neurological conditions. The improved new generation InMotion™ ARM/HAND was developed according to the same principals of motor learning and neuro plasticity that were incorporated into the original InMotion™ ARM robotic system and utilizes artificial intelligence and data analysis to provide individualized therapy and reports that empower patients.

It includes the following new features:

•	Enhanced hand-rehabilitation technology: The updated hand robot provides therapy focused on hand opening and grasping for patients ready to retrain reach and grasp functional tasks.

•	InMotion™ EVAL: The InMotion™ ARM/HAND offers the ability to assess hand movements in a precise and objective manner, allowing the clinician to better measure and quantify a patient’s progress and response to therapy.

•	Improved, comprehensive reporting: Optimized report formats provide improved documentation of patient outcomes, improved ease of use and enhanced interpretation of evaluation results, allowing clearer indications of progress over their complete rehabilitation journey, all on one screen.

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. On May 17, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd., pursuant to which the Company has a 25% interest and Ginger Capital has a 75% interest. As of the date of this 10-K, Ginger Capital is obligated to contribute $725,000 to the joint venture and is required to contribute an additional $725,000 by May 22, 2023. To date the Chinese partners if the JV have contributed $1,100,000 to the JV. Three InMotion™ robots have been delivered from us to the joint venture, which were used for product demonstration and for quality assessment by Chinese authorities during the fiscal year March 31, 2019 and 8 additional robots were shipped by Bionik to the Chinese JV in the first quarter of fiscal year 2020 according to contract terms.

On June 20, 2017, we entered into a joint development and manufacturing agreement with Wistron Medical Tech Holding Company of Taiwan to jointly develop a lower body assistive robotic product based on the ARKE technology for the consumer home market. As the lower body assistive robotic device is on an engineering hold due to prioritizing the development of the InMotion™ Home robotic device, no work has been done with Wistron recently.

We have also entered into an agreement with Cogmedix Inc., a wholly owned subsidiary of Coghlin Companies, a medical device development and manufacturing company located in West Boylston, MA, for the production of InMotion™ robots. The initial agreement is for turnkey, compliant manufacturing with the capability of scaling faster production to meet increased volume as the Company grows. In addition, our Massachusetts-based manufacturing facility is compliant with ISO- 13485 and FDA regulations.

We currently hold an intellectual property portfolio that includes 4 U.S. patents and 1 U.S. pending patent, all 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. One of new provisional patent has recently been filed which the Company plans to file as a full patent prior to the 12-month deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion™ Wrist and is licensed to us from the Massachusetts Institute of Technology.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

We introduced our new enhanced commercial version of the InMotion™ product line starting with the InMotion™ Arm in December 2017 then the InMotion™ Arm/Hand in January 2019. We sold 6 InMotion™ robots in the year ended March 31, 2017, 11 InMotion™ robots in the year ended March 31, 2018, and 33 InMotion™ robots in the for the year ended March 31, 2019.

We had $3,246,038 of revenue for the year ended March 31, 2019 (March 31, 2018 – $987,431).

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

Bionik Laboratories Inc., which we refer to in this 10-K as Bionik Canada, was incorporated on March 24, 2011 under the Canada Business Corporations Act.

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

We effected a one-for-one hundred fifty reverse stock split on October 29, 2018. As a result of the reverse stock split, each one hundred fifty shares of our common stock automatically combined into and became one share of our common stock. Accordingly, as of October 29, 2018, there were 2,337,964 shares of our common stock issued and outstanding. Any fractional shares which would otherwise be due as a result of the reverse stock split were rounded up to the nearest whole share. The reverse stock split automatically and proportionately adjusted, based on the one-for-one hundred fifty reverse stock split ratio, all issued and outstanding shares of our common stock and exchangeable shares, as well as common stock underlying stock options, warrants and other derivative securities outstanding at the time of the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under our equity-based plans was also proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto relating to dates prior to the reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

In June 2019, we commenced an up to $9 million convertible note offering, of which $700,000 has been raised through June 27, 2019.

Corporate Information

Our principal executive office is located at 483 Bay Street, N105, Toronto, ON, Canada M5G 2C9 and our main corporate telephone number is (416) 640-7887 x 508. Our principal US office is located at 80 Coolidge Hill Road, Watertown, MA, USA 02472, telephone number 617-926-4800. Our website is www.bioniklabs.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Products in Market

InMotion™ Robots

Our suite of robotic rehabilitation products are the result of medical engineering research and original development at the Newman Laboratory for Biomechanics and Human Rehabilitation at the Massachusetts Institute of Technology (MIT).

We believe that our robotic products have exceptional capacity for measurement and immediate interactive response, which sets them apart from other therapy systems:

•	Patient can be set up to rehabilitate on the InMotion™ robots within 2 minutes:

•	InMotion™ robots senses the patient’s movement and responds to a patient’s continually changing ability;

•	Using artificial intelligence, the robots guide the exercise treatment accordingly:

•	If the patient is unable to move, the robot assists the patient to initiate movement towards the target;

•	If coordination is a problem, using artificial intelligence, the robot “guides” the movement, allowing the patient to move towards the target and confirming that the patient is practicing the movement the correct way; and

•	As the patient gains movement control, the robot provides less assistance and continually challenges the patient; and Provides quantifiable feedback on progress and performance that can be downloaded.

InMotion™ robots have been tested by leading medical centers in controlled clinical trials, including large randomized controlled clinical studies. Through research, we have determined that the best way to optimize robot therapy is by allowing the robots to focus on reducing impairments and allowing the therapist to assist on translating the gains into function.

We believe that our modular systems approach to neurorehabilitation is designed to optimize the use of robotics in a manner that is consistent with the latest clinical research and neuroscience, taking into account the latest understanding on motor learning interference and motor memory consolidation.

More than two hundred eighty InMotion™ robots have been sold for research and rehabilitation in over 15 countries, including the United States. Extensive research has shown the InMotion™ robots to be effective, especially for stroke, cerebral palsy and Parkinson’s disease. Based on clinical trials using the InMotion™ ARM, the American Heart Association (AHA) Stroke council and the U.S. Department of Veterans Affairs recommended, in 2010, the use of robot-assisted therapy to improve upper extremity motor coordination in individuals with some voluntary finger extension in outpatient and chronic care settings. In the trial conducted by the Department of Veterans Affairs, results demonstrated efficacy and a reduction in healthcare expenses when using the InMotion™ ARM when compared to non-robotic therapy.

InMotion™ ARM

The InMotion™ ARM is an evidence-based intelligent interactive rehabilitation technology that senses patient movements and limitations, providing assistance as needed in real time. It allows clinicians to effectively deliver optimum intensive sensor motor therapy to the shoulder and elbow to achieve the development of new neural pathways and helps patients regain motor function following a neurological condition or injury. We recently launched a new version of the InMotion™ ARM, which has a 40% smaller footprint than the previous generation and has wireless report printing, among other improvements. The product is characterized as a Class II medical device by the U.S. Food and Drug Administration (FDA) and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States.

InMotion™ ARM/HAND

The InMotion™ ARM/HAND provides support for therapy involving reaching with grasp and release movements, and individual hand movements. It allows clinicians to efficiently deliver optimal intensive sensory motor therapy to the hand to develop new neural pathways and helps patients regain motor function following a neurological condition or injury. The product is characterized as a Class II medical device by the U.S. Food and Drug Administration (FDA) and is listed with the FDA as 510(k) exempt allowing the product to be marketed in the United States. We recently launched our newest generation InMotion™ ARM/HAND, which has enhanced hand-rehabilitation technology and improved, comprehensive reporting, among other improvements.

InMotion™ WRIST

The InMotion™ WRIST is an evidence based interactive rehabilitation device that senses patient movements and limitations and provides assistance as needed. It can accommodate the range of motion of a normal wrist in everyday tasks and can be used by clinicians as a stand-alone treatment option or in addition to the InMotion™ ARM™. The InMotion™ WRIST enables clinicians to efficiently deliver optimum intensive sensor motor wrist and forearm therapy to patients with neurological conditions. The product is characterized as a Class II medical device by the U.S. and is listed with the FDA as 510(k) exempt allowing the product to be marketed in the United States. The Company plans to launch a new version of the InMotion™ Wrist in early 2020.

Product Pipeline

InMotion™ HOME

The InMotion™ Home is an upper extremity product that would allow patients to extend their therapy for as long as needed while rehabilitating at home and is being developed on the same design platform as the InMotion™ clinical products described above. The InMotion™ Home is currently in development and we have not yet determined a release date for this product.

Lower Body Robotic Products

The ARKE is a robotic lower body exoskeleton that was under development and designed for wheelchair bound individuals suffering from spinal cord injuries, stroke and other mobility disabilities. As a result of a combination of our concentrating on the commercialization of the InMotion™ robots, our lack of additional funds, and changes in the marketplace, we determined to suspend the further development of the ARKE as a rehabilitation device, and instead, building on our existing ARKE exoskeleton technology, a lower body robotic assistive device as well as other technology targeting the consumer market, that could allow mobility impaired individuals to walk better. This product development is on engineering hold at a technical development stage due to prioritizing the development of the InMotion™ Home robot.

Other Prospective Products

We have exclusively licensed the rights to manufacture and sell products and methodologies covered by a patent for a lower limb robotic rehabilitation apparatus and method for rehabilitating gait, owned in part by Dr. Hermano Igo Krebs, one of our former directors and executive officers; however, this product has not yet been developed.

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

The primary competitor for the InMotion™ product line of upper-body rehabilitation robots is Hocoma, a Swiss-based company. Other competitors include Motorika and Tyromotion as well as other known and unknown smaller potential competitors that may compete with us directly or indirectly. We believe that the InMotion™ product line’s primary advantage over Hocoma is the evidence based, research proven data that supports each of our products. Evidence based, research proven data is used to support reimbursement from health systems, insurance companies and governments.

The prime competitors for our lower body robotics assistive device in development are Honda, Cyberdyne and Ekso Bionics. We expect it, once developed, to compete as a personal choice physical enhancement consumer product.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada and any other market we may enter. Our existing InMotion™ robots and technologies are expected to significantly help with third party clinical trials and our ability to launch our lower-extremity development products into the market, as we intend to leverage third party clinical data on our rehabilitative products and international distributorships and relationships with rehabilitation centers around the world.

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

Market Strategy

The Company’s current products are designed to be rehabilitation products and mobility solutions for patients in hospitals and clinics. We currently have three robotic products that are listed with the FDA, which are the products sold through our own sales team in the United States, as well as through third party distributors around the world. Our business plan in part relies on broad adoption of upper and lower body robotic rehabilitation products to provide neuro rehabilitation to individuals who have suffered a neurological injury or disorder.

The sales of our clinical and proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products. The change expected in 2019 under certain US government plans to reimburse SNF’s (Skilled Nursing Facilities) to be followed by IRF’s (Inpatient Rehabilitation Facilities) based on outcome data, is expected to be beneficial to the Company in its sales efforts.

The Company has committed to a commercial strategy to maximize its efforts to position its solutions with multi-location, high patient volume rehabilitation organizations. The Company believes its robotic systems are a good match to the patient care and business objectives relevant to these larger organizations operating on a regional or national basis.

Outside of the US, we have used distributors to sell in local markets and we currently have a distributor in South Korea, as well as a joint venture partner in China. We plan in the near term to hire a sales director in Europe to increase our market penetration in Europe and surrounding areas. Our efforts to penetrate the European market are supported by having attained the CE marking which signifies that products sold in the European Economic Area (EEA) have been assessed to meet high safety health and environmental protection requirements.

We have not yet determined a release date for the InMotion™ Home, our planned home version of our InMotion™ product line. Our market strategy will be the development of hospital and clinic relationships that will allow us to gain acceptance of the technology among experts and patients. We are also seeking a number of government grants in collaboration with various hospitals and clinics to allow us to partially fund trials and research projects. We expect to gain traction among the doctors and experts involved in the distribution and buying groups that are established within those selected partner hospitals.

We currently sell our robots or can introduce customers to a third-party finance company to lease at a monthly fee over term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

Our market strategy also relies on identifying and entering into joint venture arrangements with third parties that can assist us with the development, commercialization and distribution of our technologies and products. For instance, we have entered into a relationship with Curexo Inc. of South Korea to distribute our InMotion™ robots to that market. Additionally, we established a cooperative joint venture enterprise with Ginger Capital Investment Holding Ltd. for the purpose of selling and distributing our InMotion™ robots in the People’s Republic of China.

Intellectual Property

We use intellectual property developed, acquired or licensed, including patents, trade secrets and technical innovations to provide our future growth and to build our competitive position. We have 4 U.S. patents and 1 U.S. pending patent, all 5 of which are pending internationally, and other patents under development. As we continue to expand our intellectual property portfolio, it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that we will have sufficient funds to do so or that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Our patents and pending patents, all of which are expected to expire in 2033 or 2034, are as follows:

Patent	Status
Algorithms & Control Systems	Filed US & International
Sensory Technology	Issued in US & pending International
Robotics	Issued in US & pending International
Robotics	Issued in US & pending International
Robotics	Issued in US & pending International

We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. One new provisional patent has recently been filed which the Company plans to file as a full patent prior to the 12-month deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

We have a trademark filed for the InMotion™ name in the US and European Union. This trademark is to be used for the robots and software that Bionik develops and sells related to this product line.

In addition, the following are the patents licensed to us that we acquired on April 21, 2016:

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

IMT entered into an Agreement, executed on December 31, 1999, to license two of the above-referenced patents from MIT with a royalty of 3% on sales within the United States and 1.5% for sales outside the United States, with a minimum annual royalty of $10,000. To date, we have not determined whether we intend to commercialize the patent relating to the pelvis.

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

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto and Boston on a full- time basis or hired as per diem consultants. InMotion™ robots are based on research and development originally done at MIT. Our InMotion™ Wrist product is based on a patent that we license from MIT.

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

For the fiscal years ended March 31, 2019 and March 31, 2018, the Company incurred $3,174,892 and $2,825,200 respectively, in research and development costs. Research and development expenses have increased due to increased staff members however, project development project costs are comparable to the prior year.

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

In addition to the below, other regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our new products, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our products and proposed products.

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The InMotion™ robots are classified as Class II 510 (k) exempt products. Our manufacturing facility in Boston is compliant with ISO 13485 and FDA regulations.

We also are required to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We are doing this in compliance with the internationally recognized standard ISO 13485 Quality Management Systems. Following the introduction of a product, the FDA and foreign agencies may engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA or other foreign agencies’ policies, can affect the time and cost associated with the development, introduction and continued availability of new products. Where possible, we anticipate these factors in our product development processes. These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. InMotion™ robots have also been designated as Class IIa devices in the EU. Whether or not we obtain FDA clearance for the marketing, sale and use of a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The process varies from country to country, and the time may be longer or shorter than that required by the FDA. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

The policies of the FDA and foreign regulatory authorities may change and or additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Employees

As of June 27, 2019, we had 28 full-time employees, 2 part-time employees and 3 consultants who are based in our principal executive office located in Toronto, Canada, and our Watertown, Massachusetts facility. These employees oversee day-to-day operations of the Company supporting management, engineering, research and development, sales and marketing and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

Subject to available funds, we plan to hire up to 5 additional full-time employees within the next 12 months whose principal responsibilities will be the support of our research and development, clinical development, production, sales and marketing and commercialization/ business development activities.

We consider relations with our employees to be satisfactory.

Item 1A- RISK FACTORS

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

We have a limited operating history based on our current business plan of commercializing and selling the InMotion™ robots, upon which an evaluation of our business plan or performance and prospects can be made.

The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a relatively new business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues. It is difficult to accurately forecast future revenues because the robotics market has not been fully developed, and we can give no assurance that our products will continue to fuel revenue growth. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue we expect to generate as a result of our products. As a result, the failure to generate revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We began generating revenues after April 21, 2016 as a result of the acquisition of IMT and the sale of the InMotion™ robots, and we do not anticipate generating significant revenues from other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. Although we sold 11 InMotion™ robots during the year ended March 31, 2018 and 33 InMotion™ robots for the year ended March 31, 2019, we are unable to determine when we will generate significant recurring revenues, if any, from the future sale of any of our products, or generate increased recurring revenues from the sale of our commercialized InMotion™ robots.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable has forced us to curtail or temporarily discontinue certain of our research and development programs such as our lower body robotic assistive device and may force us to do so with other commercialization programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2019, we had an accumulated deficit of $46,357,373.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2019 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended March 31, 2019, we have a negative working capital deficiency and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements.

We are subject to significant accounts payable and other current liabilities.

We have accounts payable and other liabilities of approximately $2.8 million as of March 31, 2019. We also incur indebtedness from time to time to fund operations, which have historically been converted into equity but in the future may be required to be repaid at maturity. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be required to be used to service such indebtedness;

•	a high level of indebtedness could increase our vulnerability to general adverse economic and industry conditions;

•	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	a high level of indebtedness may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing;

•	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry, if any; and

•	any ability to convert or exchange such indebtedness for equity in the Company can cause substantial dilution to existing stockholders of the Company.

We may need to refinance or restructure all or a portion of our indebtedness and other liabilities on or before maturity. We may not be able to refinance any of our indebtedness or other liabilities on commercially reasonable terms, or at all.

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness and other liabilities or convert or exchange indebtedness for equity in the Company, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures or our research and development programs, any of which could have a material adverse effect on our operations and financial condition. The Company requires new funding which it does not yet have secured and if this new funding is not received it will have a material adverse effect on our business, financial condition and results of operation.

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

We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. For instance, we diverted some resources from our existing technologies under development to focus on the InMotion™ robots acquired from IMT in April 2016. Offices outside of Canada or in multiple states or provinces, including our offices in Massachusetts have created a strain on our ability to effectively manage our operations and key personnel. We have consolidated accounting, finance and administration in Toronto. If we elect to further consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

End-user satisfaction or performance problems with any acquired business, technology, service or device, including the InMotion™ robots, could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted, and our operating results and prospects may be harmed.

We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate; and such capital may substantially dilute the interests of existing stockholders.

We will require additional funds to further develop our business plan and have been relying on convertible and term debt financing to fund the operation of our business. Based on our current operating plans, our resources are currently not sufficient to fund our planned operations, including those necessary to introduce development-stage products into the rehabilitation and mobility markets. Since it is unlikely that we will generate sufficient revenues from our operating activities to fund all of our operating and development plans, we will need to raise additional funds through debt, equity or equity-linked offerings or otherwise in order to meet our expected future liquidity requirements, including development of existing products, introducing other products or pursuing new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders or may require that we relinquish rights to certain of our technologies or products. For instance, as of March 31, 2018 and June 2018, we converted approximately $9.1 million of convertible promissory notes into approximately 1.25 million shares of common stock. As of July 20, 2018, we also converted approximately $4.7 million of convertible promissory notes into 683,396 shares of common stock. On March 28, 2019, the Company converted $4.65 million of convertible promissory notes and interest into 1,247,099 common shares. In June 2019, we commenced a new up to $9 million convertible note offering, of which we have raised $700,000 through June 27, 2019. We are evaluating future financing arrangements, as well.

We intend to continue to make investments to support our business growth through introducing new products, including patent or other intellectual property asset creation, the acquisition of other businesses or strategic assets and licensing of technology or other assets. To fully execute on our business plan, we will need additional funds to respond to business opportunities and challenges, including ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we will need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock or common stock equivalents. We have previously and may again seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

We may never complete the development of any of our proposed products or product improvements into marketable products.

We do not know when or whether we will successfully complete the development of the planned development-stage or next generation InMotion™ robots, or any other proposed, developmental or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure. We may not meet our product development, manufacturing, regulatory, commercialization and other milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to product roll-outs, technology and design improvements as well as to dates for achieving development goals and regulatory approvals, among other things. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative products. Due to our current budgeting constraints and evolving timelines on our products in development, we are changing or delaying some of the timelines and milestones for our other technologies being developed.

We can give no assurance that our commercialization schedule will be met as we concentrate our efforts as we continue to develop our products.

Customers will be unlikely to buy any of our proposed, developmental or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

During the past year, we retained a third-party manufacturer to manufacture our products, in addition to our Boston-based manufacturing facility now used primarily for research and development purposes but may continue to be used to manufacture and assemble some or all of our products as needed. We can offer no assurance that either we or our manufacturing partners will continue to develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market any of our existing or contemplated products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The price of our existing or contemplated products is in part dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner from time to time will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have implemented a pricing structure for our existing products, we can give no assurance that this pricing structure will not require changes in the future that could affect the attractiveness of our pricing.

Our products may not be accepted in the market.

We cannot be certain that our current products or any other products we may develop, or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including our ability to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, demonstrate that our products are reliable and supported by us in the field, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, are becoming increasingly price sensitive.

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

Under the United States Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class II devices require a 510(k) premarket submission to the US FDA. The Company’s InMotion™ robots have been characterized as Class II devices by the FDA.

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

The policies of the FDA and foreign regulatory authorities may change and or additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

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

The InMotion™ robots and we believe certain other products under development will be categorized as a Class II device in the U.S. Class II devices require a 510(k) premarket submission to the US FDA. However, the FDA has not made any determination about whether our proposed medical products are Class II medical devices and, from time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our medical products should be reclassified as a Class III medical device, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific changes to the classification. Reclassification of our products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

The design, manufacture and marketing of our products involves certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA, Health Canada or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products could also result in product liability claims being brought against us. The Company has product liability insurance to mitigate this risk. In some circumstances, such adverse events could also cause delays in new product approvals.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

The sales of our InMotion™ robot and proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacturing, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. The Company currently maintains product liability insurance; however, product liability insurance is expensive and may not be available on acceptable terms in the future, if at all. A successful product liability claim, or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on the Company, or both, which in either case could have a material adverse effect on our business and financial condition. Although we carry product liability insurance, there is no guarantee that our insurance will adequately cover us against potential liability. If not, the results of our operations could be materially and adversely affected. In addition, any product liability claims brought in connection with any alleged defect of our products, whether with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage at rates we could afford.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to incur additional research and development expenditures to continue development of our existing and proposed products as well as research and development expenditures to develop new products and services. The products and services we are developing and may develop in the future may not be technologically successful. In addition, the length of our product and service development cycle may be greater than we originally expected, and we may experience delays in product development. If our resulting products and services are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success will depend upon the continued service of Eric Dusseux, our Chief Executive Officer, and his executive team or any qualified replacement of those individuals. There can be no assurance that the services of any of these individuals will continue to be available to us in the future. We do not carry any key man life insurance policies on any of our executive officers. The failure to retain, or attract replacement, qualified personnel could have a material adverse effect on our business and our ability to pursue our growth strategy.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our Annual Report on Form 10-K. We are also required to maintain effective disclosure controls and procedures. If material weaknesses arise and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

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

We face competition from other companies that also focus on robotic rehabilitation solutions to individuals with neurological disorders. Hocoma, Motorika and Tyromotion are each currently selling products that may compete with our InMotion™ product and we believe that there are other smaller potential competitors in various stages of development that may compete with us directly or indirectly. Cyberdyne and Honda are the main competitors of one of our consumer development products. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations. We expect similar strong competition with respect to any other product or technology we develop or acquire.

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

We own 4 U.S. patents and 1 U.S. pending patent, all 5 of which are pending internationally, as well as other patents under development. We also have exclusive licensing rights to three patents of which one relates to components of our InMotion™ robots. We intend to continue to seek legal protection, primarily through patents, trade secrets and contractual provisions, for our proprietary technology, as cash flow allows. Such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Seeking patent protection is a lengthy and costly process, which we can give no assurance of success and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States and Canada.

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

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights or our ability to bring or defend against such actions due to lack of funds could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties’ intellectual property. As a result, we may be required to incur substantial costs to prosecute, enforce or defend our intellectual property rights if they are challenged. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations.

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

RISKS RELATED TO OUR SECURITIES AND GOVERNANCE MATTERS

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, and their affiliated entities together beneficially own approximately 40% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over virtually all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Before our going-public transaction in 2015 with Drywave, a public shell company that at the time was a start-up designer and manufacturer of massage systems, Bionik Canada conducted due diligence on the Company it believed was customary and appropriate for similar transactions. However, the due diligence process may not have revealed all material liabilities of the Company then existing or which may be asserted in the future against us relating to the Company’s activities before the consummation of the going-public transaction with Drywave. In addition, the agreement with the Company contains representations with respect to the absence of any liabilities and indemnification for any breach thereof. However, there can be no assurance that the Company had no liabilities upon the closing of the going-public transaction with Drywave or that we will be successful in enforcing the indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of the Company that survive the going-public transaction with Drywave could harm our revenues, business, prospects, financial condition and results of operations.

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

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange or remain listed or quoted.

We cannot assure you that the Company’s common stock or other securities will ever be listed on any national securities exchange. Our stock began trading on the OTCQB market from the OTCQX market on August 14, 2017. If our Common Stock remains quoted on or reverts to an over-the-counter system rather than being listed on a national securities exchange, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock.

We may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms

We have been unable to establish a liquid market for the Company’s Common Stock. Moreover, we do not expect security analysts of brokerage firms to provide coverage of the Company in the near future unless we successfully uplist to a national securities exchange. Investment banks may be less likely to agree to underwrite secondary offerings on behalf of the Company or our stockholders due to our becoming a public reporting company not by means of an initial public offering of Common Stock. If all or any of the foregoing risks occur, it would have a material adverse effect on the Company.

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

The Company’s Common Stock is quoted on the OTCQB marketplace operated by OTC Markets Group, Inc. since August 14, 2017 as a result of not meeting the net tangible asset requirements of the OTCQX market. These markets are relatively unorganized, interdealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE. No assurances can be given that our Common Stock will ever actively trade on such markets, much less a senior market like the Nasdaq Capital Market. In any of these events, there could remain a highly illiquid market for the Company’s Common Stock and you may be unable to dispose of your Common Stock at desirable prices or at all.

An active and visible public trading market for the Company’s Common Stock may not develop and the market for our Common Stock is limited.

Our Common Stock is thinly traded, and any recently reported sales price may not be a true market-based valuation of our Common Stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Consequently, holders of shares of our common stock may not be able to liquidate their investment in the Company’s shares at prices that they may deem appropriate.

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

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Until recently when we effected our 1:150 reverse stock split, our common stock had a market price consistently below $5.00 per share. The market price of our Common Stock is currently and may in the future continue to be less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

Our principal executive office is located in premises of approximately 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We are also renting additional storage space. Our U.S. base of operations is located in approximately 9,300 square feet of leased space at 80 Coolidge Hill Road, Watertown, Mass. 02472. We plan to move our US operations to more suitable space at some point, now that we have outsourced manufacturing; however, no such space has been identified. Otherwise, we believe these facilities are adequate for our current needs.

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

Item 4 – Mine Safety Disclosures

N/A

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCQB marketplace under the symbol “BNKL” since August 14, 2017. Prior to that, our common stock was traded on the OTCQX marketplace under the symbol “BNKL” since August 19, 2015. Prior to that, our common stock was traded on the OTC Pink marketplace and was traded on such market prior to March 13, 2015 under the symbol “DWTP”. Our common stock did not trade between approximately July 15, 2013 and February 23, 2015. The closing price for our common stock on June 27, 2019 was $3.50 per share.

The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on OTCQB marketplace, but as adjusted to reflect our October 29, 2018 1:150 reverse stock split:

Quarterly Period Ended	High	Low
March 31, 2019	$100.00	$3.70
June 30, 2019 (through June 27, 2019)	$5.05	2.95

March 31, 2018	$27.00	$9.75
June 30, 2018	$12.60	$6.30
September 30, 2018	$10.50	$4.80
December 31, 2018	$12.50	$3.00

March 31, 2017	$222.00	$54.00
June 30, 2017	$71.25	$31.65
September 30, 2017	$45.00	$15.75
December 31, 2017	$36.75	$15.00

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market- based valuation of our common stock.

Holders

As of June 27, 2019, 3,702,398 shares of Common Stock were issued and outstanding, which were held by approximately 308 holders of record and 156,239 Exchangeable Shares were issued and outstanding, which were held by approximately 32 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 15% of our common stock and common stock reserved for issuance from the Exchangeable Shares are reserved for issuance under the 2014 Plan, and options for the purchase of 182,996 shares of our common stock have been granted and are outstanding as of March 31, 2019. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2019 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance, as adjusted to reflect the one-for-one hundred fifty reverse stock split.

	(a) Number of securities to be Issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	101,560	$48.62	208,764
Equity compensation plans not approved by security holders:
Executive Stock Options	81,436	$24.15	-
Total	182,996	$37.73	208,764

ITEM 6 – SELECTED FINANCIAL DATA

This item is not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers as of March 31, 2019 and 2018, Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to March 31, 2019, we have generated a deficit of $46,357,373.

We expect to incur additional operating losses through the fiscal year ending March 31, 2019 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

For the Fiscal Year Ended March 31, 2019 Compared to the Fiscal Year Ended March 31, 2018

Sales

Sales were $3,246,038 for the fiscal year ended March 31, 2019 (March 31, 2018 - $987,431). The revenues for the fiscal year ended March 31, 2019 are comprised of sales of 33 (March 31, 2018 – 11) InMotion™ robots, service and warranty income.

Cost of Sales and Gross Margin

Cost of sales was $1,630,166 for the fiscal year ended March 31, 2019 (March 31, 2018- $402,665), In fiscal year 2019, cost of sales included inventory write downs totaling $62,589 (2018 - $38,860) and product cost of sales of $1,567,577 (March 31, 2018 - $363,805).

If the inventory write downs were excluded from the gross margin of $1,615,872 (March 31, 2018- $584,766), it would result in a gross margin before inventory write-downs of $1,678,461 (March 31, 2018- $623,626).

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2019 were $11,103,252 and for the year ended March 31, 2018 was $10,354,032, as further described below.

For the fiscal year ended March 31, 2019, the Company incurred $2,339,359 in sales and marketing expenses and for the year ended March 31, 2018 – $1,989,837. The increase in these expenses by $349,522 is due to the cost of hiring additional marketing and sales support employees, increased sales related expenses including commissions, as well as increased presence at conferences in fiscal 2019 over fiscal 2018.

For the fiscal year ended March 31, 2019, the Company incurred research and development expenses of $3,174,892 (March 31, 2018– $2,825,200). The increase in research and development expenses relates primarily to the additional hires to strengthen the development team to support our new development projects.

The Company incurred general and administrative expenses of $3,893,393 for the fiscal year ended March 31, 2019 and $3,585,484 for the fiscal year ended March 31, 2018. The increase in general and administrative expenses in 2019 over 2018 resulted from higher audit and legal related costs related to company financing activities and the addition of four new members to the Board of Directors and the write-off of $293,188 associated with an unsuccessful public capital raise.

Stock compensation expense was $1,347,399 for the fiscal year ended March 31, 2019, compared to $1,540,580 for the fiscal year ended March 31, 2018, due to fewer option grants in the year ended March 31, 2019 compared to the fiscal year ended March 31, 2018.

Amortization of technology and other assets allocated from the purchase of IMT was $278,997 for the fiscal year ended March 31, 2019 (March 31, 2018 – $323,905). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were workforce and non-compete agreements which is now fully amortized. Customer relationships is amortized over 10 years, patents and our exclusive license agreements over their lifetime and trademarks are indefinite and therefore are not amortized.

Depreciation amounted to $69,212 for the fiscal year ended March 31, 2018 (March 31, 2017 – $89,026).

Other Expenses

For the fiscal year ended March 31, 2019, the Company recorded $3,266,918 as accretion expense compared to $1,937,308 for the fiscal year ended March 31, 2018 due to the amortization of the fair value of the Company’s March 28, 2019 convertible notes offering as well as the conversion feature recorded in connection with the conversion of the July 20,2019 convertible debt financing.

For the fiscal year ended March 31, 2019, we expensed share premium expense of $Nil (March 31, 2018 – $1,249,994). For the fiscal year ended March 31, 2018, the share premium expense was related to the Company’s convertible promissory notes and represents 25% of the principle investment amount of the original convertible promissory loans.

For the fiscal year ended March 31, 2019, we had a gain in a fair value adjustment of $337,923 (March 31, 2018 - $Nil) related to not having enough shares at March 31, 2018 to fully convert certain loans and issuance of shares in June 2018, resulted in this gain.

For the fiscal year ended March 31, 2019, we had a gain of $2,048,697 (March 31, 2018 – ($376,674)) on the mark to market reevaluation of the shares to be issued as of March 31, 2018 due to not having enough authorized shares to issue the shares of common stock upon conversion of our convertible promissory notes on March 31, 2018 as referred to above.

For the fiscal year ended March 31, 2019, we incurred other expense of $262,596 (March 31, 2018 – $1,297,205). The decrease in other expenses relates to lower interest expense in connection with indebtedness in fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018 due to the lowering of the interest rate from 3% to 1% per month.

For the fiscal year ended March 31, 2019, we incurred a foreign exchange gain of $507 (March 31, 2018 – ($102,999)). On April 1, 2015, our subsidiaries changed their functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Other Income

For the fiscal year ended March 31, 2019, other income was $73,166 and for the fiscal year ended March 31, 2018, other income was $107,656, in each case related to interest and other income.

Comprehensive Loss

Comprehensive loss for the fiscal year ended March 31, 2019 was ($10,556,601) resulting in loss per share of $(4.47) and for the fiscal year ended March 31, 2018, after retroactive adoption of ASU 2017-11 noted above, comprehensive loss was $(14,625,790), resulting in loss per share of ($21.73). The decrease in the comprehensive loss is primarily due to higher revenue and gains from mark to market reevaluation related to shares issued at March 31, 2018 in the current year and the decrease in the earnings per shares is due to the increase in common shares issued due to the convertible loan conversions.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. The Company raised in its 2015 private offering net proceeds of $11,341,397. Since 2015, the Company also obtained funds through additional government tax credits, incurring new convertible indebtedness totaling $18,469,681 that has since been converted into equity, a short-term loan of $400,000, that was repaid and raising $1,125,038 in June 2017 from its warrant solicitation. At March 31, 2019, the Company had cash and cash equivalents of $446,779 (March 31, 2018- $507,311). Subsequent to March 31, 2019, the Company has obtained a $500,000 term loan from its Chairman and commenced an up to $9 million convertible loan raise, of which $700,000 has been raised through June 27, 2019.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing indebtedness, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. While a director and major stockholder has committed to invest additional funds to allow us to continue to operate through June 15, 2019, we do not have any definitive agreement with such person. We recently were not successful in raising funds through the sale of equity in a public offering and have since commenced a new up to $9 million convertible notes financing round of which $700,000 has been raised through June 27, 2019. Furthermore, we do not have an established source of funds sufficient to cover operating costs after July 30 , 2019 at this time and accordingly, there can be no assurance that the $9 million convertible note financing round will be successful or other necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions however raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2019, we used cash in operating activities of $(9,232,411). The increased use of cash in the fiscal year ended March 31, 2019, compared to a use of $(7,710,862) for the year ended March 31, 2018 is mainly attributable to the build-up of inventory and accounts receivable due to the increase in sales in the current fiscal year.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2019, net cash used in investing activities was $(101,779), compared to $(21,567) for the fiscal year ended March 31, 2018. In the fiscal years ended March 31, 2019 and 2018, there was no investment activity.

Net cash used in investing activities in 2019 and 2018 was used for the acquisition of equipment related to the Company’s purchase of additional computer equipment due to the increase in engineers, equipment to help with the development of our technology and demo units to assist in the sales process.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9,273,658 for the fiscal year ended March 31, 2019 compared to $7,696,090 for the fiscal year ended March 31, 2018. The increase from the 2019 fiscal period to the 2018 fiscal period is due to successfully raising more capital in the 2019 fiscal period than the 2018 fiscal period.

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated financial position and the consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated financial position or the consolidated results of operations.

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

The update is effective for fiscal years beginning after December 2017. The Company has adopted ASU 2016-01 for the year ended March 31, 2019 and it did not have a material effect on the consolidated financial position and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company adopted ASU 2016-02 and it did not have a material effect on the consolidated financial position and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU 2016-15 for the fiscal year ended March 31, 2019 and it did not have material effect on the consolidated financial position or on the consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 during the year ended March 31, 2019 and it did not have a material effect on the consolidated financial statements and the consolidated results of operations.

Recently Issued

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date and the Company does not expect this policy will have a material effect on the consolidated financial position or consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The Company is still assessing the impact that the adoption of ASU 2017-04 will have on the consolidated statement of financial position and consolidated statement of operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which introduces an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. The methodology replaces the probable, incurred loss model for those assets. The update if effective for fiscal years beginning after December 15, 2019. The Company is still assessing the impact that the adoption of ASU 2016-13 will have on the consolidated statement of financial position and consolidated statement of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated statement of financial position and consolidated statement of operations.

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

Under the supervision and with the participation of our Chief Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2019 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

•	Inadequate Segregation of Duties: we have a lack of segregation of duties with internal accounting control functions which is limited to a relatively few individuals in the accounting department.

•	During the fiscal year ended March 31, 2019, the Company appointed an independent Audit Committee on May 30, 2018 and achieved a majority of independent outside Directors on the Company’s Board of Directors by September 7, 2018. As we have only recently appointed an independent audit committee and added board members to have a majority of Board members to be independent, this results in ineffective oversight in the establishment and monitoring of required internal controls and procedures for the entire fiscal year.

Management is committed to improving its internal controls and will:

•	Continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; and

•	Increase the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until there are enough personnel.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

ITEM 10. -DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position

Andre Auberton-Herve	57	Chairman of the Board
Eric Dusseux	51	Chief Executive Officer and Director
Michal Prywata	27	Chief Technology Officer and Director
Remi Gaston Dreyfus	64	Director
P. Gerald Malone	68	Director
Joseph Martin	71	Director
Charles Matine	61	Director
Audrey Thevenon	41	Director
Leslie Markow	58	Chief Financial Officer

Andre Auberton-Herve: Chairman of the Board. Mr. Auberton-Herve has been the Chairman of the Company’s Board of Directors since January 24, 2018. Mr. Auberton-Herve brings substantial leadership experience within strategic, operational, and financial activities from past roles. Mr. Auberton-Herve is the founder of 4A Consulting & Engineering, which provides strategic advice and consulting services with respect to renewable energy and digital innovation and has served as its President and CEO since its founding in July 2015. 4A Consulting provided consulting services to the Company from February 2017 until Mr. Auberton-Herve’s appointment as Chairman. Mr. Auberton-Herve co-founded Soitec SA, a publicly traded company on the Euronext Paris stock exchange which designs and manufactures innovative semiconductor materials which are used in many smartphone platforms and computing activities, where he was President and CEO from July 1992 until January 2015, then Chairman and Chairman Emeritus since September 2015. While at Soitec SA, Mr. Auberton-Herve was responsible for overseeing the strategic, operational and financial activities of the company. He built an international high-tech group in ten countries and five manufacturing facilities in Europe, Asia and the U.S. Mr. Auberton-Herve also led the company through its listing on Euronext in 1999, raising significant amounts of capital since then with some of the world’s largest investment banks. He has been nominated Knight of the Legion of Honor and Knight of the Order of Merit in France. Mr. Auberton-Herve holds a Doctorate degree in Semiconductor Physics and a Master’s degree in Materials Science from Ecole Centrale de Lyon in France. The Company believes that Mr. Auberton-Herve is qualified as a board member of the Company because of his substantial strategic, operational and leadership experience.

Dr. Eric Dusseux: Chief Executive Officer and Director. Dr. Dusseux has served as the Company’s Chief Executive Officer since September 1, 2017 and has served as a director since July 22, 2017. He is also a director of Mc10 Inc., a private company, which is developing a hardware and software platform for biometric healthcare analytics. He was previously the President Europe at Auregen BioTherapeutics SA and was a director at Auregen BioTherapeutics Inc., which is translating 3D bioprinting technology for innovative treatments for patients with rare disorders, since February 2017. Prior to that, from November 2016 through January 2017, Dr. Dusseux was President Europe at Bemido SA, a family office. From September 2012 to October 2016, Dr. Dusseux was an Executive Committee Member in the Corporate Strategy Department of Sanofi Pasteur SA, the vaccines division of Sanofi, a global healthcare leader, where he led corporate strategy, business intelligence, and international business development. He has also served in key roles at GlaxoSmithKline Biologicals from January 2008 to June 2012, leading product development and business growth strategy. Dr. Dusseux also gained significant experience providing strategic advice for numerous pharmaceutical, medical device, payer and biotechnology clients, while working for the Boston Consulting Group from 2002 to 2007. Dr. Dusseux is a Medical Doctor, specializing in Public Health. Dr. Dusseux also holds a Master of Science in Physical Chemistry and is a graduate of the French Business School H.E.C. in Paris (MBA, Isa). We believe that Dr. Dusseux is qualified as a board member of the Company because of his substantial strategic and leadership experience within the healthcare industry.

Michal Prywata: Chief Technology Officer and Director. Mr. Prywata is the co-founder of Bionik Canada and has served as our Chief Technology Officer since June 2017, Chief Operating Officer from April 2013 to June 2017, as a director from March 2011 to September 2018, and again since March 2019. Mr. Prywata previously served as our Chief Executive Officer from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University until the end of his second year, with a focus on electronics and software development for medical products. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. He has spent the past 5 years with Bionik Canada, managing technological advancements, managing day-to-day operations, and developing concepts into products. In addition, Mr. Prywata, together with the Company’s other co-founder and its former CEO, was responsible for raising and securing initial seed capital and subsequent capital raises. Mr. Prywata is the co-inventor of the Company’s ARKE technology platform. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

Remi Gaston-Dreyfus: Director. Mr. Gaston-Dreyfus has been a director of the Company since September 1, 2017. Since 2007, Mr. Gaston-Dreyfus has been the CEO and Founder of RGD Investissements S.A.S. in Paris, a developer of and investor in real estate assets in Paris. Prior to 2007, Mr. Gaston-Dreyfus was a shareholder, Chairman and CEO of the Photo-Journalism group A.G.I. (including Gamma Press Agency). Mr. Gaston-Dreyfus was a co-founder of a Parisian law firm in 1984 and was a French lawyer until 1992. We believe that Mr. Gaston-Dreyfus is qualified to serve as a member of the Board of Directors due to his experience as an entrepreneur and his legal training

P. Gerald Malone: Director. Mr. Malone has been a director of the Company since March 19, 2018. Since 1997, Mr. Malone has held a number of directorships and chairmanships in private and AIM listed companies in the healthcare, IT and energy sectors in the UK and the USA. He has extensive experience within the financial services sector, serving since 2001 as a board member and ultimately Chairman of Aberdeen Asia-Pacific Income Fund (FAX), a U.S. closed-end mutual fund. He also serves as a director of a number of other U.S. and Canadian closed- and open-end mutual funds, and of the Washington, D.C.-based Mutual Fund Directors Forum, a body representing independent fund directors. A Scottish lawyer by profession, Mr. Malone was previously a Member of Parliament in the U.K. from 1983 to 1997 and served as Minister of State for Health in John Major’s government from 1994 to 1997. Mr. Malone is qualified as a board member of the Company because of his substantial commercial strategic, government and leadership experience.

Joseph Martin: Director. Mr. Martin currently serves as Chairman of Brooks Automation, a global provider of automation, vacuum and instrumentation solutions. He also serves as a director of Collectors Universe, Inc., a third-party grading and authentication service for high-value collectibles, of Allegro Microsystems, a manufacturer of high-performance semiconductors for the automotive market, Fairchild Semiconductor, ChipPAC Inc. and Soitec Inc. In 2000 CFO Magazine awarded Mr. Martin the CFO of the Year award for turnaround operations. Mr. Martin holds an Executive Masters certification from The American College of Corporate Directors. We believe Mr. Martin is qualified to serve as a member of the Board of Directors due to his extensive board and financial expertise.

Charles Matine: Director. Mr. Matine serves as an Advisory Board Member of Enlaps, a start-up company providing a time-lapse solution to photographers, since February 2018. Since July 2015, Mr. Matine has served as a strategic advisor to C4 Ventures, a London-based venture fund supporting media, e-commerce and hardware startups. In April 2014, Mr. Matine founded B & Associates, a marketing and digital transformation consultancy firm, and has served as its CEO since April 2014. Prior to that, Mr. Matine served as a Business Unit Director of Apple France from July 2010 to April 2014, where he led the Education and Research business unit, and as a Senior Marketing Manager of Apple Europe from April 2006 to June 2010, where he was responsible for promoting Apple products and defining marketing, PR and branding strategies within central Europe, the Middle East and Africa. Prior to Apple, Mr. Matine worked extensively in marketing and advertising, promoting technology products and brands throughout Europe. Mr. Matine studied at Sciences Po (the Paris Institute for Political Studies, Section Public Service) and holds the IFA-Sciences Po non-executive director certificate. We believe that Mr. Matine is qualified as to serve as a member of the Board of Directors because of his experience with product marketing and go-to-market strategies.

Audrey Thevenon, Ph.D.: Director. Dr. Thevenon serves as a Program Officer on the Board of Life Sciences at the National Academies of Sciences, Engineering and Medicine (“NASEM”), a private, nonprofit institution that provides high-quality, objective advice on science, engineering, and health matters, since October 2016, and previously served as the Associate Program Officer of NASEM from August 2014 to October 2016. Dr. Thevenon also serves as the Managing Editor of the journal Institute for Laboratory Animal Research at NASEM. From February 2012 to July 2014, Dr. Thevenon was a Postdoctoral Fellow at the Uniformed Services University of the Health Sciences in Bethesda, MA. Dr. Thevenon has also completed a Postdoctoral Fellowship at the University of Hawaii in placental pharmacology. Dr. Thevenon has a Ph.D. and an MS both in Biology from Georgetown University, as well as an MS in Cell Biology & Physiology and a BS in Life Sciences and Environment from the University of Rennes 1 in France. We believe that Dr. Thevenon is qualified as to serve as a member of the Board of Directors because of her experience in medicine and scientific innovation.

Leslie Markow: Chief Financial Officer. Ms. Markow has served as the Company’s Chief Financial Officer since September 2014. She is a CPA CA in Canada, a US CPA (Illinois) and Chartered Director. From 2002 to 2004 and since 2010, Ms. Markow has provided outsourced CFO, controller and financial services on a part-time basis to numerous public and private companies. In addition, in 2012-2013, Ms. Markow was the Chief Financial Officer of Stewardship Ontario, a supply chain operator of Blue Box and Orange Drop Programs for industry in the Province of Ontario. In 2010-2012, Ms. Markow was the Chief Financial Officer of Blue Ocean NutraSciences Inc. (formerly Solutions4CO2 Inc.), a public CO2 solution industrial company. From 2004 to 2010, Ms. Markow was the Director of Client Service for Resources Global Professionals, a NASDAQ-listed global consulting firm. From 1991-2002, she held various positions at SunOpta Inc. a TSX-NASDAQ listed company, which at that time was named Stake Technology Ltd. and was an industrial technology manufacturer, including as Chief Administrative Officer, Vice-President Regulatory Reporting & Compliance, Chief Financial Officer and Vice-President–Finance and Controller. Ms. Markow started her career in 1983 with predecessors of PricewaterhouseCoopers, ultimately holding a position as Senior Audit Manager and in 1991, she moved to SunOpta Inc. Ms. Markow is a member of the Board of Directors and Chairperson of the Audit Committee of Jemtec Inc., a Canadian public company that sells monitoring hardware and software. She also is a member of Financial Executives Canada, where she is a past National Board Director, Toronto Board Director, Toronto Chapter President and the winner of the Toronto Leadership Award, and is a faculty member of The Directors College, which is a joint venture of McMaster University and The Conference Board of Canada.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2019, except for Mr. Maloberti who failed to timely file his Form 3, Mr. Gaston-Dryfus, who failed to timely file 2 Form 4’s showing 2 transactions and Mr. Auberton-Herve, who failed to timely file a Form 4 showing 1 transaction.

Code of Business Conduct and Ethics Policy

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors which as of June 27, 2019 is comprised of Messrs. Auberton-Herve, Dusseux, Gaston-Dreyfus, Martin, Malone, Matine, Prywata and Dr. Thevenon.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.

Committees of the Board of Directors

Presently, the Board has two standing committees — the Audit Committee and the Compensation Committee. All members of the Audit Committee and the Compensation Committee are required by the charters of the respective committees to be, independent.

Audit Committee

On May 30, 2018, our Board formed an Audit Committee, of whom Messrs. Martin (Chairman) and Malone were initial members, with Charles Matine joining the Audit Committee on September 7, 2018. Each member of the Audit Committee is independent, and the Board has determined that Messrs. Martin, Malone and Matine are all independent and Mr. Martin is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.bioniklabs.com.

The primary functions of the Audit Committee are to assist the Board in overseeing (i) the effectiveness of the Company’s accounting and financial reporting processes and internal controls and the audits of the Company’s financial statements, (ii) the qualifications, independence, appointment, retention, compensation and performance of the Company’s registered public accounting firm and (iii) the performance of the Company’s internal audit department or department or person(s) having the equivalent responsibility and functions.

Compensation Committee

On May 30, 2018, our Board formed a Compensation Committee, of whom Messrs. Malone (Chairman) and Martin were initial members, with Dr. Thevenon joining on September 7, 2018. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.bioniklabs.com.

The primary functions of the Compensation Committee are to (i) review and approve corporate goals and objectives relevant to executive compensation, (ii) determine and review the CEO’s and other executive officers’ compensation, and (iii) make recommendations to the Board concerning (a) compensation and (b) adoption of equity incentive plans.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	The director is, or at any time during the past three years was, an employee of the company;

•	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	The director or a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, Messrs. Martin, Malone, Matine, Gaston-Dreyfus and Dr. Thevenon are considered independent directors.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that was paid or awarded to our named executive officers for the periods indicated.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Eric Dusseux (3)	2019	381,158	225,564	–	363,714	–	61,333	1,031,769
Chief Executive Officer (CEO)	2018	229,987	136,719	–	983,602	–	12,547	1,362,855

Michal Prywata	2019	210,000	12,600	–	–	–	10,836	233,436
Chief Technology Officer	2018	210,000	103,590	–	67,450	–	11,247	392,647

Leslie Markow	2019	210,000	31,500	–	–	–	10,968	252,468
Chief Financial Officer	2018	210,000	116,550	–	40,470	–	11,068	378,088

Renaud Maloberti (5) Former Chief Commercial Officer	2019	239,215	28,025	–	30,341	–	559	298,140

Timothy McCarthy (4)	2019	31,372	69,000	–	–	–	–	100,372
Former Chief Commercialization Officer	2018	260,000	97,500	–	691,106	–	-	1,048,606
(1)	“2019” represents the fiscal year ended March 31, 2019 and “2018” represents the fiscal year ended March 31, 2018.
(2)	For assumptions made in such valuation, see Note 10 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-39.
(3)	On September 1, 2017, Mr. Dusseux was hired as our Chief Executive Officer at an annual base salary of CDN $500,000.
(4)	On August 8, 2016, Mr. McCarthy was hired as our Chief Commercialization Officer with a base salary of $260,000. Mr. McCarthy left the Company on April 27, 2018.
(5)	On June 10, 2018, Mr. Renaud Maloberti was hired as our Chief Commercialization Officer with a base salary of $295,000 and resigned from all positions which the Company on May 13, 2019

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2019.

Option Awards
Name	Number of Securities Underlying Unexcercised Options Excercisable		Number of Securities Underlying Unexcercised Options Unexcercisable		Option Exercise Price	Option Expiration Date
Eric Michel Dusseux	13,573	(1)	27,145	(1)	$24.15	September 1, 2027
	1,111	(2)	2,223	(2)	$23.25	January 24, 2025
	40,000	(3)			$9.735	April 19, 2028

Michal Prywata	6,606	(4)	-		$34.50	July 1, 2021
	2,667	(5)	-		$150.00	December 14, 2022
	1,111	(2)	2,223	(2)	$23.25	January 24, 2025

Leslie N. Markow	944	(6)	-		$34.50	February 17, 2022
	2,667	(7)	-		$183.00	November 24, 2022
	666	(2)	1,334	(2)	$23.250	January 24, 2025

Renaud Maloberti			5,000	(8)	$6.93	August 8, 2023

(1)	On September 1, 2017, we issued 40,718 options to Mr. Dusseux at an exercise price of $24.15. 13,573 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years.
(2)	On January 24, 2018, the Company granted 3,334 options to Mr. Dusseux, 3,334 options to Mr. Prywata, 2,000 options to Ms. Markow at $23.25 that vest equally on January 24, 2019, 2020 and 2021.
(3)	On April 19, 2018 we issued 40,000 options to Mr. Dusseux at an exercise price of $9.735. The options vested on the grant date and expire in 10 years.

(4) On July 1, 2014, Bionik Canada issued 6,606 options (adjusted for post-going public transaction) to Mr. Prywata at an exercise price of $34.50 with a term of 7 years, which vested May 27, 2015. All of such options were issued subject to and contingent on the successful consummation of the Offering and the going public transaction, which took place on February 26, 2015. Accordingly, such options are deemed issued as of February 26, 2015.

(5)	On December 14, 2015, we issued 2,667 options to Mr. Prywata at an exercise price of $150.00 that vest equally over three years on the anniversary date starting December 14, 2016. As of March 31, 2019, all options are fully vested and expire December 14, 2022.
(6)	On February 17, 2015, we issued 944 options to Ms. Markow at an exercise price of $34.50, that vested one-third immediately and two-thirds over the next two anniversary dates with an expiry date of seven years.
(7)	On November 24, 2015, we issued 2,667 options to Ms. Markow at an exercise price of $183.00, that vest equally over three years on the anniversary date starting November 24, 2016. As of March 31, 2019, all options are fully vested.
(8)	On June 10, 2018, we issued 5,000 options to Mr. Maloberti at an exercise price of $6.93 that will vest equally over three years on the anniversary date starting June 10, 2019. Mr. Maloberti resigned from all positions with the Company on May 13, 2019 and all of these options expired the same day.

On February 25, 2015, 1,752 common shares were issued to two former lenders connected with a $241,185 loan received and repaid in fiscal 2013. As part of the consideration for the initial loan, Mr. Prywata and Mr. Caires, a former executive of the Company, collectively transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse them 2,134 common shares; however, these shares have not yet been issued.

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2019 we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2019.

Director Compensation

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during the fiscal year ended March 31, 2019.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Andre Auberton-Herve	$180,000	-	-	-	-	-	180,000
Marc Mathieu (1)	$16,667	-	-	-	-	-	16,667
Remi Gaston Dreyfus	$50,000	-	-	-	-	-	50,000
P. Gerald Malone	$50,000	-	-	-	-	-	50,000
Joseph Martin	$50,000	-	-	-	-	-	50,000
Charles Matine	$32,527	-	-	-	-	-	32.527
Audrey Thevenon	$32,527	-	-	-	-	-	32.527

(1)	Mr. Mathieu resigned as a director of the Company on August 1, 2018.

Other than Mr. Auberton-Herve’s annual fee as Chairman of $180,000, our non-employee directors are entitled to receive an annual cash payment of up to $50,000, as well as reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also are eligible for stock option grants.

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

In the event that Dr. Dusseux’s employment is terminated by the Company without cause, he would be entitled to receive 12 months’ pay and benefit coverage plus one month for each year of service. Payment of pro-rata bonus for the fiscal year up to the date of termination will also be paid.

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

In the event Ms. Markow’s employment is terminated by us without cause, or she decides to leave the Company, she would be entitled to receive six months, but no more than nine months’ pay and full benefits. Furthermore Ms. Markow will have six months after termination to exercise all vested options in accordance with the terms of the plan. All unvested options would immediately forfeit upon such notice of termination.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of June 27, 2019 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group, as adjusted to reflect the one-for-one hundred fifty reverse stock split.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 27, 2019 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 3,858,115 shares are issued outstanding as of June 27, 2019, consisting of 3,702,398 shares of Common Stock and 155,717 Common Stock equivalents through the Exchangeable Shares. The percentages below also assume the exchange by all of the holders of Exchangeable Shares for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Remi Gaston-Dreyfus (1)(2)	1,182,324	30.13%
E.C.I SA (1)(3)	188,617	4.87%
Solomar SA (1)(4)	153,211	3.96%
Andre Auberton–Herve (5)	252,887	6.51%
Olivier Dassault	543,277	14.08%
SFP Capital	366,584	9.50%
Eric Michel Dusseux (6)	91,635	2.32%
Michal Prywata(1)(7)	60,360	1.56%
Leslie N. Markow (6)	6,743	*
P. Gerald Malone (6)	1,666	*
Audrey Thevenon (6)	1,666	*
Charles Matine (6)	1,666	*
Joseph Martin (6)	1,666	*

All directors and executive officers as a group (9 persons)	1,600,613	39.35%

*	Less than 1%

(1)	Such shares include Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:
·	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Company’s going public transaction;

·	Have dividend entitlements and other attributes corresponding to the Common Stock;
·	Be exchangeable, at each holder’s option, for Common Stock; and
·	Upon the direction of our Board of Directors, be exchanged for Common Stock on the 10-year anniversary of the first closing of the Company’s 2015 offering, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)	Includes options to acquire 3,333 shares of Common Stock, (ii) an aggregate of 22,473 Exchangeable Shares held through Lombard International Assurance SA and RGD Investissements and (iii) warrants to purchase an aggregate of 61,465 shares of Common Stock held through Lombard International Assurance SA and RGD Investissements.
(3)	Includes 9,321 Exchangeable Shares. Also includes warrants to purchase an aggregate of 11,524 shares of Common Stock.
(4)	Includes 16,312 Exchangeable Shares. Also includes warrants to purchase an aggregate of 10,671 shares of Common Stock
(5)	Includes (i) warrants to purchase 10,671 shares of Common Stock held through Star SCI, (ii) an aggregate of 15,241 options to acquire Common Stock held through 4A Consulting and Engineering and (iii) 2,500 options to acquire Common Stock held in his own name.
(6)	Represents options to acquire shares of our Common Stock.
(7)	Includes 10,384 options to acquire shares of our Common Stock and 49,976 Exchangeable Shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Transactions with Related Parties

Since April 2017 through June 27, 2019, entities controlled by Mr. Gaston-Dreyfus have made the following loans to the Company:

•	Between August and December 2017, entities controlled by Mr. Gaston-Dreyfus loaned the Company an aggregate of $2,580,000 evidenced by convertible promissory notes. Mr. Gaston-Dreyfus received warrants as part of this financing.

•	On December 19, 2017, an entity controlled by Mr. Gaston-Dreyfus loaned the Company $400,000 evidenced by a promissory note which was paid back January 4, 2018.

•	From January 2018 through March 31, 2018, the Company borrowed an aggregate of $1,250,000 from an entity controlled by Mr. Gaston-Dreyfus, evidenced by convertible promissory notes.

All convertible loans were exchanged for common shares on March 31, 2018 and Mr. Gaston-Dreyfus and his affiliates received an aggregate of 608,028 shares of common stock. As part of such transaction, 61,645 warrants were issued to affiliates of Mr. Gaston-Dreyfus.

•	From April 2018 through June 25, 2018, the Company borrowed an aggregate of $1,991,673 from an entity controlled by Mr. Gaston-Dreyfus, evidenced by convertible promissory notes. Effective as of July 20, 2018, such convertible notes converted in accordance with their terms into 289,791 shares of common stock.

•	On January 22, 2019, the Company borrowed an aggregate of $750,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by a convertible promissory note, and such note and interest was converted into common shares of the Company pursuant to the terms of such notes and 197,234 common shares were issued on March 28, 2019.

•	On June 11, 2019, the Company borrowed $500,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by a convertible promissory note pursuant to an up to $9 million convertible note offering.

In June 2018, the Company borrowed an aggregate of $306,255 from an entity controlled by Mr. Andre Auberton–Herve, evidenced by a convertible promissory note. Effective as of July 20, 2018, such convertible note converted in accordance with its terms into 44,590 shares of common stock.

On October 10, 2018, the Company borrowed an aggregate of $300,000 from an affiliate of Mr. Andre Auberton-Herve evidenced by a convertible promissory note, and such note and interest was converted into common shares of the Company pursuant to the terms of such notes and 81,492 common shares were issued on March 28, 2019.

As of March 31, 2019, we had aggregate advances repayable by Mr. Prywata of $18,585. The loan to Mr. Prywata bears interest at a prescribed rate of 1% until March 31, 2018 and 2% thereafter and is repayable on demand in Canadian dollars.

At March 31, 2019, there was $229,473 owing to Eric Dusseux, $14,851 owing to Michal Prywata and $33,387 owing to Leslie Markow and $28,025 to Renaud Malobert for sums paid by them on behalf of Bionik for business expense and bonus amounts. In addition, at March 31, 2019, the Company owed nil (March 31, 2018- $587,019) as severance to its former CEO Peter Bloch, which is being paid over-time and was fully repaid in February 2019.

In connection with a CDN$250,000 loan obtained by Bionik Canada (which loan has been repaid), Bionik agreed to transfer pre-transaction 83,574 common shares to the lenders. In addition, Messrs. Caires and Prywata also transferred 100,000 pre- transaction common shares to the loan holder and this will be reimbursed by the issuance of 2,134 exchangeable shares (exchangeable to common shares) to Messrs. Caires and Prywata. These shares have not yet been issued.

On May 8, 2019, the Company borrowed $500,000 from an entity controlled by Mr. Auberton-Herve evidenced by a promissory note.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the fiscal year ended March 31, 2019, with management and have reviewed related written disclosures of MNP LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended March 31, 2019.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended March 31, 2019 and , 2018, for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the years ended March 31, 2019 and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2019	2018
Audit Fees	$73,542	$122,162
Audited related fees	-	-
Tax Fees	21,580	33,804
All Other Fees	211,900	26,606
Total Fees	$307,022	$182,572

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

Exhibit
Number	Description of Exhibits

2.1	Plan of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
2.2	Agreement and Plan of Merger, dated as of March 1, 2016, by and among Bionik Laboratories Corp., Bionik Mergerco Inc. and Interactive Motion Technologies Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 7, 2016)

2.3	Waiver and Amendment Agreement, dated as of March 14, 2016, by and among Bionik Laboratories Corp., Hermano Igo Krebs, Bionik Mergerco Inc. and Interactive Motion Technologies, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 18, 2016)
3.1	Articles of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.2	Certificate of Conversion, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.3	Certificate of Incorporation, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.4	Delaware By-laws, dated June 25, 2013 (incorporated by reference to the Company’s 10-K filing on April 15, 2014)
3.5	Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3.6	Amended and Restated By-Laws (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3.7	Certificate of Amendment of the Certificate of Incorporation, dated November 8, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2017).
3.8	Certificate of Amendment of the Certificate of Incorporation, dated June 11, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2018).
3.9	Certificate of Amendment of the Certificate of Incorporation, dated October 26, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 29, 2018).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.3	Form of Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.5	Form of Warrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.6	Spin-Off Agreement, dated as of February 26, 2015, by and among Bionik Laboratories Corp., and Brian E. Ray and Jon Lundgreen (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.7	Assignment and Assumption Agreement, dated as of February 26, 2015, by and between Bionik Laboratories Corp. and Tungsten 74 LLC (incorporated by reference to the Company’s 8-K filing on March 4,2015)
10.8	Form of Subscription Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.9*	Peter Bloch Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.10*	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.11*	Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.12*	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)
10.13	Minutes of Settlement (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.14	License Agreement with The Massachusetts Institute of Technology, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.15	Exclusive Patent Application and Patent License Agreement between Interactive Motion Technologies, Inc., and Hermano Igo Krebs and Caitlyn Joyce Bosecker (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.16*	Employment Agreement with Timothy McCarthy (incorporated by reference to the Registrant’s Current Report on Form 8- K filed on August 8, 2016)
10.17	Registration Rights Agreement dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.18	Allonge #3 to Secured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 2, 2017)
10.19	Engagement Agreement dated May 3, 2017, by and between the Company and Garden State Securities Inc. (Incorporated by reference to Exhibit (d)(1) to the Company’s Schedule TO filed on May 25, 2017)

10.20	Convertible Promissory Note dated March 28, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.21	Form of Allonge to Promissory Notes dated as of March 28, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.22	Cooperative Joint Venture Contract dated May 23, 2017, by and between Ginger Capital Investment Holding Ltd. and Bionik Laboratories Corp. (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.23	Convertible Promissory Notes in the principal amount of $200,000 to Leizhang, as holder (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.24	Convertible Promissory Notes in the principal amount of $150,000 to Bluestone International Capital LLC, as holder (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.25	Convertible Promissory Notes in the principal amount of $150,000 to Ginger Capital, LLC, as holder (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.26	Demand Notes in favor of Neville Hogan, in the aggregate principal amount of $50,000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.27	Amendments to Demand Notes with Neville Hogan (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.28	Demand Notes in favor of Hermano Igo Krebs, in the aggregate principal amount of $120,000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.29	Amendments to Demand Notes with Hermano Igo Krebs (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.30	Demand Notes in favor of Rodolfo Rohr, in the aggregate principal amount of $130,000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.31	Amendments to Demand Notes with Rodolfo Rohr (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.32	License Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.33	Distribution Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.34	Joint Development and Manufacturing Agreement by and between Bionik Laboratories Corp. and Wistron Medical Tech Holding Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.35*	First Amendment to Tim McCarthy Employment Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2017)
10.36*	Equity Compensation Agreement between the Company and 4A Consulting and Engineering (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.37	Form of Convertible Promissory Note in the principal amount of up to $2,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.38*	Peter Bloch Separation Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.39*	Eric Dusseux Employment Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.40*	Equity Compensation Agreement between the Company and Eric Dusseux (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.41	Form of Subscription Agreement for the sale of up to $2,000,000 in Convertible Promissory Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.42	Form of Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.43	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.44	Allonge #1 to Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.45	Form of Allonge #2 to Convertible Promissory Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
10.46	Form of Allonge to Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.47	Allonge to Demand Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2017)
10.48	Allonge to Demand Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2017)
10.49	Amendment No. 1 to Convertible Promissory Notes (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2018)
10.50	Promissory Note, dated February 2, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2018)
10.51	Form of Subscription (Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended December 31, 2017, filed on February 13, 2018)
10.52	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Quarterly Report for the fiscal quarter ended December 31, 2017, filed on February 13, 2018)
10.53**	Distribution Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 7, 2018)
10.54*	Amended Separation Agreement, effective as of March 13, 2018, by and between the Company and Peter Bloch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2018)
10.55	Exchange Agreement, dated as of March 12, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2018)
10.56	Promissory Note, dated March 14, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2018)
10.57	Allonge to Convertible Promissory Notes (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2018)
10.58	Allonge to Common Stock Purchase Warrants (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2018)
10.59	Exchange Agreement, dated March 30, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2018)
10.60	Promissory Note, dated as of April 12, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2018)
10.61	Promissory Note, dated as of May 24, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2018)
10.62	Promissory Note, dated as of April 26, 2018 (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on June 27, 2018)
10.63	Promissory Note, dated as of May 10, 2018 (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on June 27, 2018)
10.64*	Employment Agreement with Renaud Maloberti (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2018)
10.65	Promissory Note, dated as of June 12, 2018 (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on June 27, 2018)
10.66	Promissory Note, dated as of June 22, 2018 (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on June 27, 2018)
10.67	Form of Stock Option Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on June 27, 2018)
10.68	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2018)
10.69	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2018)
10.70	Exchange Agreement, dated as of June 28, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 5, 2018)
10.71	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 12, 2018)
10.72	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 12, 2018)
10.73	Sale of Goods Agreement, dated as of December 13, 2018, by and between Bionik Inc. and CHC Management Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 17, 2018)
10.74	Form of Allonge to Short-Term Convertible Promissory Notes (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 14, 2019)
10.75	Form of Allonge to Bridge Notes (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 14, 2019)
10.76	Promissory Note, dated as of May 8, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 10, 2019)
10.77	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 17, 2019)
10.78	Form of Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 17, 2019)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

21.1	List of Subsidiaries (Incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

** Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer

Dated: July 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Dusseux	Chief Executive Officer and Director	July 1, 2019
Eric Dusseux	(Principal Executive Officer)

/s/ Leslie Markow	Chief Financial Officer	July 1, 2019
Leslie Markow	(Principal Financial and Accounting Officer)

/s/ Michal Prywata	Chief Technology Officer and Director	July 1, 2019
Michal Prywata

Chairman and Director
Andre Auberton

/s/ Remi Gaston Dreyfus	Director	July 1, 2019
Remi Gaston Dreyfus

/s/ P. Gerald Malone	Director	July 1, 2019
P. Gerald Malone

/s/ Joseph Martin	Director	July 1, 2019
Joseph Martin

/s/ Charles Matine	Director	July 1, 2019
Charles Matine

/s/ Audrey Thevenon	Director	July 1, 2019
Audrey Thevenon

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bionik Laboratories Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes comprising a summary of significant accounting policies and other explanatory information (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s accumulated deficit, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2015

Toronto, Ontario

June 25, 2019

Bionik Laboratories Corp.

Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	As at	As at
	March 31,	March 31,
	2019	2018
	$	$
Assets
Current
Cash and cash equivalents	446,779	507,311
Accounts receivable, net of allowance for doubtful accounts of $Nil (March 31, 2018 - $19,694)	1,523,193	212,730
Prepaid expenses and other receivables (Note 5)	1,355,032	433,655
Inventories (Note 6)	405,682	237,443
Due from related parties (Note 9(a))	18,585	18,897
Total Current Assets	3,749,271	1,410,036
Equipment (Note 7)	192,528	159,961
Technology and other assets (Note 4)	4,427,722	4,706,719
Goodwill (Note 3)	22,308,275	22,308,275
Total Assets	30,677,796	28,584,991

Liabilities and Shareholders' Equity
Current
Accounts Payable (Notes 9(b))	1,148,852	724,673
Accrued liabilities (Notes 8 and 9(b))	1,653,233	1,530,305
Demand Loans (Note 8)	-	51,479
Deferred revenue - Contract Liabilities	467,778	122,667
Shares to be issued, stock options and warrants (Note 10)	-	5,692,853
Total Current Liabilities	3,269,863	8,121,977
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value
$0.001; Authorized; Issued and outstanding - 1 (March 31, 2018 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000 (March 31, 2018 – 250,000,000); Issued and outstanding 3,661,838 and 196,799 Exchangeable Shares (March 31, 2018 – 1,368,856 and 295,146 Exchangeable Shares)	3,858	1,664
Additional paid in capital	73,719,299	56,195,541
Deficit	(46,357,373)	(35,776,340)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	27,407,933	20,463,014
Total Liabilities and Shareholders' Equity	30,677,796	28,584,991

Commitments and Contingencies (Note 15)
Subsequent Events (Note 16)
The accompanying notes are an integral part of these consolidated financial statements.
The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018, Note 2(a)

Bionik Laboratories Corp.

Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

	March 31, 2019	March 31, 2018
	$	$
Sales	3,246,038	987,431
Cost of Sales	1,630,166	402,665
Gross Margin	1,615,872	584,766

Operating expenses
Sales and marketing	2,339,359	1,989,837
Research and development	3,174,892	2,825,200
General and administrative	3,893,393	3,585,484
Share-based compensation expense (Notes 11)	1,347,399	1,540,580
Amortization (Note 4)	278,997	323,905
Depreciation (Note 7)	69,212	89,026
Total operating expenses	11,103,252	10,354,032

Other (income) expenses
Accretion expense (Note 8)	3,266,918	1,937,308
Share premium	-	1,249,994
Fair Value Adjustment (Note 8)	(337,923)	-
Gain/Loss on mark to market re-evaluation (Note 10(c))	(2,048,697)	376,674
Other expense	262,596	1,297,205
Other income	(73,166)	(107,656)
Foreign exchange	(507)	102,999
Total other expenses	1,069,221	4,856,524
Net loss and comprehensive loss for the period	(10,556,601)	(14,625,790)

Loss per share - basic and diluted	(4.47)	(21.73)

Weighted average number of shares outstanding – basic and diluted	2,363,107	673,203

The accompanying notes are an integral part of these consolidated financial statements

The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018, Note 2(a)

Bionik Laboratories Corp.

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2019 and March 31, 2018

(Amounts expressed in U.S. Dollars)

	Special Voting		Common Shares		Additional Paid		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
		$		$	$	$	$	$
Balance, March 31, 2017	1	-	645,297	645	45,184,320	(21,076,464)	42,149	24,150,650
Warrant exercised	-	-	33,335	33	1,125,005	-	-	1,125,038
Share compensation expense	-	-	-	-	1,540,580	-	-	1,540,580
Shares to be issued for services	-	-	-	-	-	-	-	-
Fair value of warrants on convertible loans	-	-	-	-	548,179	-	-	548,179
Loss on warrant down round feature (Note 12)	-	-	-	-	74,086	(74,086)	-	-
Conversion of European Promissory notes - 1st tranche	-	-	326,563	327	3,059,977	-	-	3,060,304
Conversion of European Promissory notes - 2nd tranche	-	-	452,898	453	4,243,767	-	-	4,244,220
Conversion of European Promissory notes - 3rd tranche	-	-	143,280	143	1,342,562	-	-	1,342,705
Conversion of Promissory notes	-	-	62,629	63	533,493	-	-	533,556
Stock option and warrant reclassification (Notes 11 & 12)	-	-	-	-	(2,845,557)	-	-	(2,845,557)
Beneficial Conversion Feature on convertible debt	-	-	-	-	1,389,129	-	-	1,389,129
Net loss for the year	-	-	-	-	-	(14,625,790)	-	(14,625,790)
Balance, March 31, 2018	1	-	1,664,002	1,664	56,195,541	(35,776,340)	42,149	20,463,014
Conversion of Promissory notes (Note 10(b))	-	-	263,639	264	2,470,358	-	-	2,470,622
Conversion of Promissory notes - July 20, 2018 (Note 8(d5))	-	-	683,395	683	4,732,170	-	-	4,732,853
Conversion of Promissory notes - March 28, 2019 (Note 8 (d6))	-	-	1,247,099	1,247	6,009,370	-	-	6,010,617
Stock option and warrant reclassification (Notes 11 and 12)	-	-	-	-	1,173,534	-	-	1,173,534
Share compensation expense (Note 11)	-	-	-	-	1,347,399	-	-	1,347,399
Fair value of Anti-dilution feature	-	-	-	-	1,766,495	-	-	1,766,495
Loss on warrant down round feature (Note 12)	-	-	-	-	24,432	(24,432)	-	-
Net loss for the year	-	-	-	-	-	(10,556,601)	-	(10,556,601)
Adjustment due to 1:150 share consolidation round-up	-	-	502	-	-	-	-	-
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933

The accompanying notes are an integral part of these consolidated financial statements

The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018, Note 2(a)

Bionik Laboratories Corp.

Consolidated Statements of Cash Flows

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

	March 31, 2019	March 31, 2018
	$	$
Operating activities
Net loss for the year	(10,556,601)	(14,625,790)
Adjustment for items not affecting cash
Depreciation	69,212	89,026
Amortization	278,997	323,905
Interest expense	255,833	1,294,005
Share based compensation expense	1,347,399	1,540,580
Shares premium	-	1,249,994
Accretion expense	3,266,918	1,937,308
Fair Value Adjustment	(337,923)	-
Gain/Loss on mark to market re-evaluation	(2,048,697)	376,674
Allowance for doubtful accounts	(19,694)	(19,694)
	(7,744,556)	(7,833,992)
Changes in non-cash working capital items
Accounts receivable	(1,290,769)	190,867
Prepaid expenses and other receivables	(921,377)	(205,608)
Due from related parties	312	(166)
Inventories	(168,239)	(9,194)
Accounts payable	424,179	(60,098)
Accrued liabilities	122,928	304,048
Customer advances	-	(120,762)
Deferred revenue	345,111	24,043
Net cash (used in) operating activities	(9,232,411)	(7,710,862)
Investing activities
Acquisition of equipment	(101,779)	(21,567)
Net cash (used in) investing activities	(101,779)	(21,567)
Financing activities
Proceeds on exercise of warrants	-	1,125,038
Proceeds from convertible loans	9,326,633	7,111,375
Repayment of Promissory notes principal	-	(200,000)
Repayment of Promissory notes interest	-	(49,505)
Repayment of Demand notes principal	(50,000)	(208,359)
Repayment of Demand notes interest	(2,975)	(79,259)
Proceeds from short-term loan	-	400,000
Repayment of short-term loan	-	(400,000)
Repayment of short-term loan interest	-	(3,200)
Net cash provided by financing activities	9,273,658	7,696,090
Net (decrease) in cash and cash equivalents for the year	(60,532)	(36,339)
Cash and cash equivalents, beginning of the year	507,311	543,650
Cash and cash equivalents, end of the year	446,779	507,311

The accompanying notes are an integral part of these consolidated financial statements.

The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018, Note 2(a)

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

The Company and its Operations

Bionik Laboratories Corp., (the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013, the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved on September 24, 2014. On October 29, 2018, the Company implemented at 1 for 150 reverse stock split of the common and exchangeable shares.

On February 26, 2015, the Company entered into a Share Exchange Agreement and related transactions whereby it acquired Bionik Laboratories Inc., a Canadian Corporation (“Bionik Canada”) and Bionik Canada issued 333,334 Exchangeable Shares, representing a 3.14 exchange ratio, for 100% of the then outstanding common shares of Bionik Canada (the “Merger”). The Exchangeable Shares are exchangeable at the option of the holder, each into one share of the common stock of the Company. In addition, the Company issued one Special Preferred Voting Share (the “Special Preferred Share”) (Note 10).

 On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (IMT), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and the Company’s wholly owned subsidiary (Bionik Mergerco). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received an aggregate of 157,667 shares of the Company’s common stock (Note 4).

On November 6, 2017, the Company approved the authorization of a common share capital share increase to 250,000,000 from 150,000,000 and on June 12, 2018, the Company approved the authorization of a common share increase to 500,000,000 from 250,000,000.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company’s principal offices are located at 483 Bay Street, N105, Toronto, Ontario, Canada M5G 2C9 and its U.S. address is 80 Coolidge Hill Road, Watertown, MA 02472.

Going Concern

As at March 31, 2019, the Company had a working capital surplus of $479,408 (working capital deficit as at March 31, 2018, of $(6,711,941)) and an accumulated deficit of $46,357,373 (March 31, 2018 - $35,776,340) and the Company incurred a net loss and comprehensive loss of $10,556,601 for the year ended March 31, 2019 (March 31, 2018 - $(14,625,790)).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

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

2.	BASIS OF PRESENTATION

During the fiscal year, holders of the common stock and exchangeable shares of the Company approved, through a majority shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Bionik’s common stock and exchangeable shares at a ratio up to one-to-one hundred and fifty.

On October 29, 2018, the Company effected a reverse stock split and thereafter Bionik’s common stock began trading on the OTCQB market on a one-for-one hundred and fifty (1:150) split-adjusted basis. All owners of record on October 29, 2018 received one issued and outstanding share of Bionik common stock or exchangeable share in exchange for one hundred and fifty issued and outstanding shares of Bionik common stock or Bionik exchangeable stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-one hundred and fifty reverse split were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Bionik common stock, which remains at $0.001. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s consolidated financial statements and the accompanying Notes have been restated to give retrospective presentation for the reverse stock split.

3.	SIGNIFICANT ACCOUNTING POLICIES

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated financial position and the consolidated results of operations.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated financial position or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company has adopted ASU 2016-01 for the year ended March 31, 2019 and it did not have a material effect on the consolidated financial position and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU 2016-15 for the fiscal year ended March 31, 2019 and it did not have material effect on the consolidated financial position or on the consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 during the year ended March 31, 2019 and it did not have a material effect on the consolidated financial statements and the consolidated results of operations.

Recently Issued

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquitted is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after June 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date and the Company does not expect this policy will have a material effect on the consolidated financial position or consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The Company is still assessing the impact that the adoption of ASU 2017-04 will have on the consolidated statement of financial position and consolidated statement of operations.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which introduces an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. The methodology replaces the probable, incurred loss model for those assets. The update if effective for fiscal years beginning after December 15, 2019. The Company is still assessing the impact that the adoption of ASU 2016-13 will have on the consolidated statement of financial position and consolidated statement of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated statement of financial position and consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at actual cost, on the first-in first-out basis. The Company only has finished goods inventory recoded based on actual cost from outsourced manufacturing partner.

Revenue Recognition

The Company has adopted ASU-2014-9 with initial application date of April 1, 2018. The Company adopted the new standard using the modified retrospective transition method. The updated accounting policies and the impact on the consolidated audited financial statements and additional disclosures are as follows:

The  Company determines revenue through the following steps: a) identification of the contract with the customer; b) identification of the performance obligations in the contract; c) determination of the transaction price; d) allocation of the transaction price for the performance obligations in the contract; and e) recognition of revenue when or as the Company satisfies a performance obligation. Revenue is recognized when control of a product is transferred to a customer. Revenue is measured based on the consideration specified in the contract with the customer, net of returns and discounts. Accruals for sales returns are calculated based on the best estimate of the amount of product that will ultimately be returned by customers, reflecting historical experience and the magnitude of non-conforming inventory claims made by customer that have either been approved or are pending review. Contract liabilities are recorded when cash payments are received or due in advance of the Company’s performance. The Company defers revenue from extended warranty sales and recognizes them over the period of extended warranty and from training services when the training is provided.

In the comparative period, the revenue was measured at the fair value of the consideration received or receivable, net of returns and discounts and was recognized when the risks and rewards of ownership has transferred to the customer. No revenue was recognized if there were significant uncertainties regarding recovery of the consideration due, the costs incurred or to be incurred could not be measured reliably, or there was continuing management involvement with the goods.

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by supplying products to customers with pre-approved capital expenditure budgets or rental credit, and by actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $Nil and $19,694 was appropriate as of March 31, 2019 and 2018, respectively.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $143,500 at March 31, 2019 (March 31, 2018 - $64,957). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $84,038 of expenses related to warranty expenses and recorded this expense in cost of goods sold for the year ended March 31, 2019 (March 31, 2018 - $Nil).

Foreign Currency Translation

The functional and presentation currency of the Company and its wholly owned subsidiaries is the U.S. dollar. Transactions denominated in a currency other than the functional currency are recorded on the initial recognition at the exchange rate at the date of the transaction. After initial recognition monetary assets and liabilities denominated in foreign currency are translated at the end of each reporting period into the functional currency at the exchange rate at that date. Exchange differences are recognized in profit and loss. Non- monetary assets and liabilities measured at cost are translated at the exchange rate at the date of the transaction.

Equipment

Equipment is recorded at cost. Depreciation is computed using the declining balance method, over the estimated useful lives of these assets. The costs of improvements that extend the life of equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Equipment is depreciated as follows:

Computer and Electronics	50% per annum
Furniture and Fixtures	20% per annum
Demonstration Equipment	50% per annum
Manufacturing Equipment	20% per annum
Tools and Parts	20% per annum
Assets under capital lease	Life of lease (60 months)

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates based on management’s best knowledge of current events and actions of the Company may undertake in the future. Significant areas requiring the use of estimates relate to the valuation of inventory, the useful life of equipment and intangible assets, impairment of goodwill and intangible assets, share based compensation, warranty accruals, accretion, fair value adjustment and fair value determination of warrants. Actual results could differ from these estimates.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Approximately 99% of the Company’s assets are US-based and all sales for the years ended March 31, 2019 and 2018 were made by the Company’s US subsidiary, Bionik, Inc. In addition, all of the Company’s technology and other assets and goodwill are connected to the acquisition by the Company in April 2016 of Bionik, Inc. Equipment connected to Bionik Inc. amounts to $148,618 (March 31, 2018 -$120,910) and $43,910 (March 31, 2018 - $39,051) is connected to equipment at the Company’s Canadian subsidiary Bionik Laboratories Inc.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less at the date of purchase. For all periods presented cash and cash equivalents consisted entirely of cash on deposit with Canadian and US banks.

Research and Development

The Company is engaged in research and development work. Research and development costs are charged to operating expenses of the Company as incurred.

Share based compensation

At grant date share-based compensation is valued using the Black-Scholes option pricing model based on key assumptions determined by the Company. The value is recognized based on the straight- line method during the vesting period or based on the fulfillment of predetermined milestones in case of performance-based vesting.

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

For the years ended March 31, 2019 and 2018

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

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common shares outstanding during the period. Common share equivalents, options and warrants were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

Impairment of Long-Lived Assets

The Company follows the ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell.

Goodwill and Indefinite Lived Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill and indefinite lived intangible assets, consisting of the trademarks acquired (Note 4), are assessed for impairment annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill or indefinite lived intangible assets. The qualitative factors used in the analysis include microeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events. The Company performs impairment tests using a fair value approach when necessary. None of the Company’s goodwill or indefinite lived intangibles was impaired as of March 31, 2019. Accordingly, no impairment loss has been recognized in the year ended March 31, 2019.

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the year ended March 31, 2019:

	Amortization period (years)	Value acquired	Expense March 31, 2018	Value at March 31, 2018	Expenses March 31, 2019	Value at March 31, 2019
Intangible assets acquired		$	$	$	$	$
Patents and exclusive Licence Agreement	9.74	1,306,031	134,126	1,045,530	134,090	911,440
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	143,206	1,153,543	143,168	1,010,375
Non compete agreement	2	61,366	30,709	1,739	1,739	-
Assembled workforce	1	275,720	15,864	-	-	-
		5,580,704	323,905	4,706,719	278,997	4,427,722

The aggregate amortization expense for the technology and other assets was $1,152,982 and $873,985 at March 31, 2019 and 2018 respectively.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31, 2019	March 31, 2018
	$	$
Prepaid expenses and other receivables	92,170	86,957
Prepaid inventory	1,144,392	301,104
Prepaid insurance	66,320	36,497
Sales taxes receivable (i)	52,150	9,097
	1,355,032	433,655

i)    Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORIES

	March 31, 2019	March 31, 2018
	$	$
Raw Materials	-	237,443
Finished Goods	405,682	-
	405,682	237,443

For the year ended March 31, 2019, $62,589 (March 31, 2018 - $38,860) of inventory has been written off to Cost of Sales as it is not expected to be used as a result of an introduction of new versions of existing InMotion™ products.

7.	EQUIPMENT

Equipment consisted of the following as at March 31, 2019 and March 31, 2018:

	March 31, 2019			March 31, 2018
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	286,855	243,346	43,509	256,505	223,750	32,755
Furniture and fixtures	36,795	29,648	7,147	36,795	28,051	8,744
Demonstration equipment	271,615	147,257	124,358	200,186	105,441	94,745
Manufacturing equipment	88,742	86,230	2,512	88,742	85,668	3,074
Tools and parts	11,422	6,779	4,643	11,422	5,741	5,681
Assets under capital lease	23,019	12,660	10,359	23,019	8,057	14,962
	718,448	525,920	192,528	616,669	456,708	159,961

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the year ended March 31, 2019 was $69,212 (March 31, 2018 - $89,026).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE

(a)	Demand Note payable

The Company had an outstanding note payable (“Notes”) of $Nil at March 31, 2019 ($51,479 – March 31, 2018), which was acquired from IMT on April 21, 2016. The Note and interest was repaid during the year ended March 31, 2019.

Balance March 31, 2017	330,600
Accrued interest	8,497
Repayment	(287,618)
Balance, March 31, 2018	$51,479
Accrued interest	1,496
Repayment	(52,975)
Balance, March 31, 2019	$-

Interest expense incurred on the Note totaled $1,496 for the year ended March 31, 2019 (March 31, 2018 - $8,497), which was included in accrued liabilities until it was paid off.

(b)	Promissory Notes Payable

In February 2014, the Company borrowed $200,000 for an existing investor under the terms of a secured promissory note (“Promissory Note”). The Promissory Note bears interest at a simple interest rate equal to 10% per annum and interest is payable quarterly. Interest expenses incurred on the Promissory Note totaled $Nil for year ended March 31, 2019 (March 31, 2018 - $12,957). The Promissory Note was paid in full during the year ended March 31, 2018.

(c)	Short term Loan

In December 2017, a company controlled by a Board member made a short-term loan to the Company of $400,000 with interest at 1.5% per month. Interest expenses totaled $Nil for the year ended March 31, 2019 (March 31, 2018 -$3,200). The Company repaid this note with interest of $3,200 during the year ended March 31, 2018.

(d)	Convertible Loans Payable

(1) In December 2016, several shareholders of the Company agreed to advance the Company $1,500,000 of convertible notes in three tranches: $500,000 upon origination of the convertible loans and $500,000 on each of January 15, 2017 and February 15, 2017. A further $500,000 was advanced in March 2017 to bring the total of these convertible loans to approximately $2,000,000. The convertible loans bore interest at 6% until the original due date of March 31, 2017 and $17,488 was accrued and expensed as interest on these loans for the year ended March 31, 2017.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE - Continued

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

The Company has recognized a discount against the convertible loans for the relative fair value of the warrants and is accreting the discount using the effective interest rate method. The assumptions used in valuing the warrants using the binomial valuation model were as follows: exercise price of $0.25, volatility of 114%, risk-free interest rate of 1.91% and a term of five years. The Company evaluated the fair value of the warrants attached to the convertible notes as $548,178 and recorded $548,178 of accretion expense in the year ended March 31, 2018.

Balance, March 31, 2016	$-
Additional principal investment	2,000,000
Accrued Interest	17,488
Balance, March 31, 2017	2,017,488
Additional principal investment	2,999,975
Fair value of warrants	(548,178)
Accretion expense	548,178
Accrued Interest	1,037,067
Conversion of principal and interest	(6,054,530)
Balance, March 31, 2018 and March 31, 2019	$-

(2) In May 2017, the Company’s Chinese joint venture partners loaned the Company $500,000 at an interest rate of 8% convertible into the Company’s common shares upon a capital raise (“Qualified Financing”) where gross proceeds exceed $3,000,000 at the lesser of $0.50 and the quotient of the outstanding balance on the conversion date by the price of the Qualified Financing. Additionally, the holders are entitled to warrants equaling 25% of the number of conversion shares to be issued at conversion. During the year ended March 31, 2018 $33,556 of interest was accrued and expensed on these convertible loans.

Balance, March 31, 2017	$-
Additional principal investment	500,000
Accrued Interest	33,556
Conversion of principal and interest	(533,556)
Balance, March 31, 2018 and March 31, 2019	$-

(3) In December 2017, investors of the Company advanced funds under a new convertible loan offering. These convertible loans bear interest at a fixed rate of 3% per month until the earlier of (a) January 31, 2018 and (b) the consummation of a qualified financing defined as gross proceeds of no less than $7,000,000 and up to $14,000,000 raised in one or more tranches. On the maturity date, without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the notes will be converted into shares of new round stock based upon a (15%) discount to the lesser of (i) (A) the VWAP average of the last 30 days ending on the closing of the qualified financing (or, in the event of multiple closings, the lowest VWAP average of the last 30 days ending on each closing of a qualified financing) in the event of a maturity date referred to in clause (b) of the definition thereof, or (B) the VWAP average of the last 30 days before the maturity date in the event of a maturity date referred to in clause (a) of the definition thereof, and (ii) ($0.18). In January 2018, the terms of the new convertible loan offering were amended to extend the maturity date until March 31, 2018 and in March 2018 the terms of the loans were amended to change the definition of qualified financing as gross proceeds of no less than $2,000,000 and up to $14,000,000 raised in one or more tranches.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE - Continued

$3,611,400 was received from these investors during the twelve months ended March 31, 2018 and $201,928 of interest was accrued and expensed on these convertible loans for the twelve months ended March 31, 2018.

Balance, March 31, 2017	-
Additional principal investment	3,611,400
Accrued Interest	201,928
Conversion of principal and interest	(3,813,328)
Balance, March 31, 2018 and March 31, 2019	$-

(4)	Conversion of Notes Payable

	March 31, 2018
	Principal	Interest	Premium	Total Conversion Amount	Beneficial Conversion Feature	Number of Shares Converted
Convertible Notes Payable (December 2016 to December 2017)	$4,999,975	$1,054,555	$1,249,994	$7,304,523	$762,301	779,461
Chinese Convertible Loan	$500,000	$33,556	-	$533,556	$76,230	62,629
Convertible Notes Payable (December 2017 to March 2018)	$3,611,400	$201,928	-	$3,813,328	$550,598	406,918
Total	$9,111,375	$1,290,039	$1,249,994	$11,651,407	$1,389,129	1,249,008

(5)	Between April 1, 2018 and July 20, 2018, the Company received loans totaling $4,708,306 (which is inclusive of $31,673 that was capitalized interest which carried an interest rate of 1% per month) and of which $2,297,928 came from related parties. $4,732,853 of the loans and accrued and unpaid interest thereon were converted into 683,396 common shares as of July 20, 2018 at a 10% discount to the 30-day volume weighted average price (“VWAP”) of the Company’s stock price.

The tables below reflect the fair value and anti-dilution features of the convertible loans, which resulted in accretion expense related to the loans:

	At issuance				At July 20, 2018
	Principal	Conversion feature fair value					Ending
		Conversion	Anti-dilution	Fair value of debt	Accretion expense	Interest	balance before conversion
Convertible promissory note	$4,708,306	$406,744	$1,697,674	$2,603,888	$2,104,418	$24,547	$4,732,853

		Conversion	Anti-dilution	Total
Conversion feature fair value
At Issuance		$406,744	$1,697,674	$2,104,418
Fair value adjustment		$(406,744)	$68,821	$(337,923)
Balance allocated to equity on conversion		$-	$(1,766,495)	$(1,766,495)
Ending balance at March 31, 2019		$-	$-	$-

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

8.	NOTES PAYABLE - Continued

(6)       Between October 1, 2018 and March 31, 2019, the Company received $4,650,000 in new convertible loans (“New Loans”), which carry an interest rate of 1% per month and of which $1,050,000 came from related parties.

The schedules below reflect the accretion expense of $1,162,500 and interest expense of $198,117 being expensed in relation to the New Loans for the year ended March 31, 2019. The loan and accrued interest of $6,010,617 was converted into 1,247,099 common shares on March 28, 2019 based on a 20% discount to the 30-day VWAP of the Company’s stock price.

	At issuance	At March 28, 2019
	Principal	Accretion expense	Interest	Ending Balance
Convertible promissory note	$4,650,000	$1,162,500	$198,117	$6,010,617

(7)       During the year ended March 31, 2019, the Company received loans totaling $9,326,633 (March 31, 2018 - $7,111,375) noted in (5) and (6), which carry an interest rate of 1% per month and of which $3,347,928 came from related parties. An accretion expense of $3,266,918 and a fair value adjustment of $337,923 was expensed for the year ended March 31, 2019 (March 31, 2018 - $1,937,308 accretion and $Nil and $Nil fair value adjustment).

9.	RELATED PARTY TRANSACTIONS AND BALANCES

(a)	Due from related parties

An outstanding loan to the Chief Technology Officer (“CTO”) of the Company is for $18,585 (March 31, 2018 - $18,897). The loan had an interest rate of 1% until March 31, 2018 and 2% after based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the year ended March 31, 2019, the Company accrued interest receivable in the amount of $353 (March 31, 2018 – $590); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

(b)	Accounts payable and accrued liabilities

As at March 31, 2019, $229,473 (March 31, 2018 - $208,567) was owing to the CEO of the Company; $14,851 (March 31, 2018 – $135,039) was owing to the Chief Technology Officer; $33,387 (March 31, 2018 - $116,624) was owing to the Chief Financial Officer (“CFO”), $28,025 was owing to the Chief Commercial Officer (“CCO”), and $Nil (March 31, 2018 – $587,019) was owing to the former CEO, all related to severance, bonuses and business expenses.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

10.	SHARE CAPITAL

	March 31, 2019		March 31, 2018
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of year	295,146	295	319,396	319
Converted into common shares (d)	(98,347)	(98)	(24,250)	(24)
Balance at end of year	196,799	197	295,146	295
Common Shares
Balance at beginning of the year	1,368,856	1,369	325,901	326
Shares issued to exchangeable shareholders (d)	98,347	98	24,250	24
Shares issued on conversion of loans (b) (c)	2,194,133	2,194	985,370	986
Warrants exercised (a)	-	-	33,335	33
Share consolidation rounding adjustment	502	-	-	-
Balance at end of the year	3,661,838	3,661	1,368,856	1,369
TOTAL SHARES	3,858,637	3,858	1,664,002	1,664

(a)	During the year ended March 31, 2018, the Company consummated an offer to amend and exercise to its warrant holders, enabling them to exercise their outstanding warrants for $37.50 per share, and as a result, 33,335 common shares were issued for net proceeds of $1,125,038 (Note 12).

(b)	During the year ended March 31, 2018, the Company converted $9,058,708 of notes payable and interest into 985,370 common shares. Under the terms of this conversion the remaining $1,342,705 of principal and interest was required to be converted into 263,639 common shares, but they were unable to be issued as a result of the Company not having enough authorized shares. The $2,470,622 value of these shares at March 31, 2018 has been classified as a liability until the common shares can be issued. In addition, there was a $376,674 loss recorded in the year connected to the difference of the $2,847,296 market value of the shares at March 31, 2018 and the value of these shares which resulted on the conversion of notes payable, the exercise price of which was based on a 30-day VWAP. The fair value of these shares ($2,847,296), outstanding warrants ($1,394,164) and options ($1,451,393) at March 31, 2018 represented the $5,692,853 liability on the Company’s balance sheet.

(c)	During the year ended March 31, 2019, after the increase of the number of authorized shares to 500,000,000, the company issued the outstanding 263,639 common shares related to the March 31, 2018 promissory note conversion. In addition, there was a $2,048,697 gain recorded in the year connected to the difference of the market value of the shares, outstanding options and warrants at March 31, 2018 and their value at June 12, 2018, the time of the authorized share increase and share issuance. On July 20, 2018 the Company converted $4,708,306 of notes payable and interest into 683,395 common shares and on March 28, 2019 the Company converted $4,848,117 of notes payable and interest into 1,247,099 common shares. (Note 8)

(d)	During the year ended March 31, 2019, 98,347 exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms. (March 31, 2018 – 24,250 shares)

(e)	On October 29, 2018, the Company completed a one-for-one hundred and fifty to one (1:150) reverse stock consolidation that has been reflected in all shares and per share amounts, warrants and options.

Special Voting Preferred Share

In connection with the Merger (Note 1), on February 26, 2015, the Company entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one Special Voting Preferred Share to the Trustee, and the parties created a trust for the Trustee to hold the Special Voting Preferred Share for the benefit of the holders of the Exchangeable Shares (the “Beneficiaries”). Pursuant to the Trust Agreement, the Beneficiaries will have voting rights in the Company equivalent to what they would have had, had they received shares of common stock in the same amount as the Exchangeable Shares held by the Beneficiaries. In connection with the Merger and the Trust Agreement, effective February 20, 2015, the Company filed a certificate of designation of the Special Voting Preferred Share (the “Special Voting Certificate of Designation”) with the Delaware Secretary of State. Pursuant to the Special Voting Certificate of Designation, one share of the Company’s blank check preferred stock was designated as Special Voting Preferred Share. The Special Voting Preferred Share entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement. The Special Voting Preferred Share is not entitled to receive any dividends or to receive any assets of the Company upon liquidation and is not convertible into shares of common stock of the Company. The voting rights of the Special Voting Preferred Share will terminate pursuant to and in accordance with the Trust Agreement and the Special Voting Preferred Share will be automatically cancelled.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

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

On November 24, 2015, the Company issued 4,334 options granted to employees that vest at an exercise price of $183.00 over three years at the anniversary date. The grant date fair value of the options was $694,384. During the year ended March 31, 2016, 1,667 options were cancelled. During the year ended March 31, 2019, $92,585, (March 31, 2018 -$142,438) in stock compensation expense was recognized and these options are now fully expensed.

On December 14, 2015, the Company issued 16,634 options granted to employees, directors and consultants at an exercise price of $150 that vest over three years at the anniversary date. The grant date fair value of the options was $1,260,437. In years previous to March 31, 2018, 434 options were cancelled. For the year ended March 31, 2019 1,889 options were cancelled (March 31, 2018 - 2,912), $105,121, (March 31, 2018 - $479,315) of stock compensation expense was recognized and these options are now fully expensed.

On April 21, 2016, the Company issued 20,000 stock options to employees of Bionik Inc., the Company’s wholly-owned subsidiary (formerly IMT) in exchange for 3,895,000 options that existed before the Company purchased IMT, of which 6,667 have an exercise price of $37.50 per share, 6,667 have an exercise price of $142.50 per share and 6,666 have an exercise price of $157.50 per share. The grant date fair value of vested options was $2,582,890 and has been recorded in fiscal 2016, $Nil (March 31, 2018 -$29,524) has been recognized as stock compensation expense for the year ended March 31, 2019. These options are now fully expensed.

On April 26, 2016, the Company issued 1,667 options to an employee with an exercise price of $150.00 per share that will vest over three years at the anniversary date. The grant fair value was $213,750. During the year ended March 31, 2019 557 options were cancelled (March 31, 2018 – Nil) and $63,333 (March 31, 2018 - $71,250) was recognized as stock compensation expense.

On August 8, 2016, the Company issued 5,000 options to an employee with an exercise price of $150.00 per share that will vest over three years at the anniversary date. The grant fair value was $652,068. During the year ended March 31, 2019, $48,301, (March 31, 2018 -$217,356) of stock compensation expense was recognized, 3,335 of the options were cancelled during the year ended March 31, 2019 as a result of this employee leaving.

On February 6, 2017, the Company issued 2,667 options to an employee with an exercise price of $105.00 per share that will vest over three years at the anniversary date. The grant fair value was $245,200. During the year ended March 31, 2019, $81,733 (March 31, 2018 - $81,733) of stock compensation expense was recognized.

On February 13, 2017, the Company issued 1,667 options to a consultant with an exercise price of $102.00 per share that will vest over one and one- half years, every six months. The grant fair value was $148,750. During the year ended March 31, 2019, $92,821, (March 31, 2018 -$49,583) of stock compensation expense was recognized and these options are now fully expensed.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS – Continued

On August 3, 2017, 13,334 options at $31.50 per share to an executive officer, which vest equally over three years. In addition, this executive officer was also granted up to 10,000 additional performance options based on meeting sales targets for the years ended March 31, 2018 and 2019. The performance options will vest at market price if the performance objectives are met. This grant had a grant date fair value of $387,209 and $7,546 (March 31,2018 - $60,371) was recognized as share compensation expense for the year ended March 31, 2019. This officer left in April 2018 and all options were cancelled.

On September 1, 2017, the Company granted 81,436 options at $24.15 per share equally to an executive officer and a consultant, who is now the Chairman of the Company. 27,148 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years for the CEO, for our Chairman the options vest over 5 years. The grant date fair value was $1,832,304 and $343,557 is the current expense for the year ended March 31, 2019. (March 31, 2018 - $381,730)

On January 24, 2018, the Company granted 24,267 options at $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. 7,334 options were cancelled for the year ended March 31, 2019 (March 31, 2018 - $Nil). The grant fair value was $491,036 and $140,540 is the current stock compensation expense for the year ended March 31, 2019. (March 31, 2018 - $27,280)

On April 30, 2018, the Company granted to an executive officer, 40,000 options with an exercise price of $9.74 that vest immediately with a 10-year expiry. These options were valued using the Black Scholes model and the following inputs were used: expected life 10 years, expected volatility 114% and a risk-free rate of 1.59%. As these options vested immediately as of the grant date and $363,714 of stock compensation expense was recorded for the year ended March 31, 2019.

On June 11, 2018, the Company granted to a sales executive officer, 5,000 options with an exercise price of $6.93 per share that vest over three years from the anniversary of the grant and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $30,341 and $8,147 of stock compensation was recognized for year ended March 31, 2019.

During the year ended March 31, 2019, the Company recorded $1,347,399 in share-based compensation related to the vesting of stock options (March 31, 2018 - $1,540,580).

The following is a summary of stock options outstanding and exercisable as of March 31, 2019.

These options at their respective grant dates were valued using the Black-Scholes option pricing model with the following key assumptions:

	Expected life	Risk free	Dividend	Forfeiture	Expected	Grant date
Grant date	in years	Rate	Rate	Rate	volatility	fair value
February 17, 2015	2.89	1.59%	0%	0%	114%	$136,613
July 1, 2014	2.25	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	2.22	1.59%	0%	0%	114%	$118,957
November 24, 2015	3.65	1.59%	0%	0%	114%	$694,384
December 14, 2015	3.71	1.59%	0%	0%	114%	$1,260,437
April 21, 2016	5.11	1.59%	0%	0%	114%	$2,582,890
April 26, 2016	4.07	1.59%	0%	0%	114%	$213,750
February 6, 2017	4.86	1.59%	0%	0%	114%	$245,200
February 13, 2017	4.88	1.59%	0%	0%	114%	$148,750
September 1, 2017	8.43	1.59%	0%	0%	114%	$1,832,304
January 24, 2018	5.82	1.59%	0%	0%	114%	$491,036
April 30, 2018	9.06	1.59%	0%	0%	114%	$363,714
June 11, 2018	6.20	1.59%	0%	0%	114%	$30,341
F-21

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

11.	STOCK OPTIONS – Continued

	Number of Options	Weighted-Average Exercise Price
Outstanding, March 31, 2018	170,675	75.00
Issued	45,000	9.42
Cancelled	(32,679)	65.93
Outstanding, March 31, 2019	182,996	37.73

The following is a summary of stock options outstanding and exercisable as of March 31, 2019:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.500	630	20-Jun-21	630
34.500	13,212	01-Jul-21	13,212
34.500	944	17-Feb-22	944
183.000	2,667	24-Nov-22	2,667
150.000	11,400	14-Dec-22	11,400
142.500	359	28-Mar-23	359
157.500	1,387	28-Mar-23	1,387
150.000	1,112	26-Apr-23	1,112
105.000	2,667	06-Feb-24	1,778
102.000	1,667	13-Feb-24	1,667
142.500	106	03-Mar-24	106
157.500	408	03-Mar-24	408
142.500	43	14-Mar-24	43
157.500	164	14-Mar-24	164
142.500	485	30-Sep-24	485
157.500	1,876	30-Sep-24	1,876
142.500	24	02-Jun-25	24
157.500	90	02-Jun-25	90
37.500	221	30-Dec-25	221
142.500	164	30-Dec-25	164
24.150	81,436	01-Sep-27	27,148
23.250	16,934	24-Jan-25	5,867
9.735	40,000	19-Apr-28	40,000
6.930	5,000	10-Jun-25	-
	182,996		111,752

The weighted-average remaining contractual term of the outstanding options is 7.20 years (March 31, 2018 – 7.46 years) and for the options that are exercisable the weighted average is 6.80 years (March 31, 2018 – 5.74 years).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted -Average Exercise Price ($)
Outstanding and exercisable, March 31, 2017	117,589	202.50
Exercised	(33,335)	(37.50)
Issued in connection with anti-dilution provision connected warrant transaction	559	112.35
Issued in connection with anti-dilution provision connected warrant transaction	6,275	194.00
Issued in connection to the warrant transaction to the broker	2,667	37.50
Issued in connection with conversion of loans and interest into common shares	106,709	9.375
Issued in connection with conversion of loans and interest into common shares	15,658	90.00
Issued in connection with anti-dilution provision connected with issuance of common shares	136,388	73.02
Issued in connection with anti-dilution provision connected with issuance of common shares	13,464	44.28
Outstanding and exercisable, March 31, 2018	365,974	53.19
Issued in connection with anti-dilution provision connected warrant transaction	67,952	55.71
Issued in connection with anti-dilution provision connected warrant transaction	6,305	34.50
Issued in connection with anti-dilution provision connected warrant transaction	52,590	38.91
Expired	(204,304)	(51.85)
Outstanding and exercisable, March 31, 2019	288,517	40.27

During the year ended March 31, 2019, 204,304 warrants expired in accordance with their terms (March 31, 2018 - Nil)

During the year ended March 31, 2018, the Company consummated an offer to amend and exercise its then outstanding warrants, enabling the holders of the warrants to exercise such warrants for $37.50 per share. The Company received net proceeds of $1,125,038. The Company also converted loans and interest due.

Due to an anti-dilution clause in the warrant agreements for such outstanding warrants during the year ended March 31, 2019, an additional 67,952 warrants were issued to the $73.02 per share warrant holders and 6,305 warrants to the $44.28 per share warrant holders. As a result of the anti-dilution clause, the exercise price of the warrants changed from $73.02 per share to $55.71 per share and from $44.28 per share to $34.50 per share as a result of this warrant transaction. The $34.49 per share warrants expired during the fiscal year ended March 31, 2019.

Furthermore, due to an anti-dilution clause in the warrant agreements for such outstanding warrants during the year ended March 31, 2019, an additional 52,590 warrants were issued to the $55.71 per share warrant holders. As a result of the anti-dilution clause, the exercise price of the warrants changed from $55.71 per share to $38.91 per share as a result of this warrant transaction.

During the fiscal year ended March 31, 2018, an additional 559 warrants were issued to the $120.00 per share warrant holders and 6,275 warrants were issued to the $210.00 per share warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $120.00 per share to $112.35 per share and from $210.00 per share to $194.00 per share as a result of this warrant transaction.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

12.	WARRANTS – Continued

During the fiscal year ended March 31, 2018, due to an anti-dilution clause in the warrant agreements for such outstanding warrants an additional 13,464 warrants were issued to the $112.35 per share warrant holders and 136,388 warrants were issued to the $194.00 per share warrant holders. Furthermore, as a result of the anti-dilution clause, the exercise price of the warrants changed from $112.35 per share to $44.28 per share and from $194.00 per share to $73.02 per share as a result of loan and interest conversion transaction for shares that have been issued and shares that will be issued.

The Company measured the effects of the above transactions, which triggered anti-dilution clause using the binomial option pricing model and recorded a loss for the year ended March 31, 2019 of $24,432 (March 31, 2018 -$74,086) against deficit.

The Company issued 2,667 warrants exercisable at $37.50 per share for four years expiring June 27, 2020 to the firm who facilitated the warrant offer.

The Company issued 15,658 warrants at $90.00 per share which expire in 5 years on March 31, 2023 and 106,709 warrants at $9.375 which also expire on March 31, 2023 in connection with a loan and interest conversion transaction.

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding after the warrant offer to amend the additional warrant issue and the re-pricing of the warrants as of March 31, 2019.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
38.91	84,562	April 21, 2019
38.91	39,922	May 27, 2019
38.91	38,998	June 30, 2019
37.50	2,667	June 27, 2020
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	288,517

The weighted-average remaining contractual term of the outstanding warrants was 1.51 years (March 31, 2018 – 2.27 years).

The exercise price and number of underlying shares with respect to the remaining $38.91 per share warrants are expected to be further adjusted pursuant to the anti-dilution provisions therein, as a result of any further issuance of common shares.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018
(Amounts expressed in U.S. Dollars)

13.	INCOME TAXES

Components of net loss before income taxes consists of the following:

	March 31	March 31
	2019	2018
	$	$
U.S.	(8,849,294)	(12,281,398)
Canada	(1,707,307)	(2,344,392)
	(10,556,601)	(14,625,790)
Net loss for the year before recovery of income taxes	(10,556,601)	(14,625,790)
Statutory rate	25.30%	34.04%
Expected income tax (recovery)	(2,670,579)	(4,978,619)
Tax rate changes and other basis adjustments	(525,472)	1,748,278
Stock-based compensation	340,861	524,412
Difference in Foreign Tax Rates	-	-
Accretion	890,797	184,414
Change in fair value	(85,487)	659,458
(Gain) loss on mark to market re-evaluation	(518,274)	-
Share premium	-	425,497
Non-deductible expense	83,578	339,296
Net DTA acquired	-	-
Change in valuation allowance	2,484,576	1,097,264
Recovery of income taxes	-	-

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	March 31, 2019	March 31, 2018
	$	$
Equipment	70,650	70,350
Share issue costs	-	510
SR&ED pool	844,001	690,320
Other	1,022,309	535,510
Non-capital losses – Canada	2,796,469	2,515,170
Net operating losses – U.S.	5,911,320	4,331,850
Valuation allowance	(9,502,006)	(7,017,430)
	1,142,743	1,126,280
Intangibles and other	(1,142,743)	(1,126,280)
	-	-

The Company has non-capital losses in its Canadian subsidiary of approximately $10,552,713, which will expire between 2032 and 2039. The Company has net operating losses in the U.S. parent Company of $14,190,773, and net operating losses in the U.S. subsidiary of approximately $14,190,773, which will expire in 2038. Certain tax attributes are subject to an annual limitation as a result of the acquisition of the US subsidiary, which constitutes a change of ownership as defined under IRC Section 382.

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

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

13.	INCOME TAXES – Continued

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of March 31, 2019, the Company had no uncertain tax positions.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2019:

United States – Federal	2015 – present
United States – State	2015 – present
Canada – Federal	2014 – present
Canada – Provincial	2014 – present

14.	RISK MANAGEMENT

Concentrations of Credit Risk and Economic Dependence

Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less at the date of purchase. For all periods presented cash and cash equivalents consisted entirely of cash on deposit with Canadian and US banks.

The Company’s cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Deposits held in banks in Canada are insured up to $100,000 Canadian per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

Three of the Company’s customers accounted for 83.3%, 8.9% and 4.6% and 88.1%, 1.9% and 1.5%, of the Company’s gross accounts receivables as at March 31, 2019 and 2018, respectively,.

15.	COMMITMENTS AND CONTINGENCIES

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

Commitments

(a)	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As at March 31, 2019 these shares have not yet been issued.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Amounts expressed in U.S. Dollars)

15.	COMMITMENTS AND CONTINGENCIES – Continued

(b)	On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form China Bionik Medical Rehabilitation Technology Ltd. (“China JV”), in which the Company will have a 25% interest and the JV Partner 75%. The China JV was formally established on receiving a business license on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of the date of establishment, $435,000 12 months later and $725,000, 60 months after the date of establishment. The Company is required to license certain intellectual property to the China JV. The Company is applying the equity method of accounting to the joint venture. As of March 31, 2019, the Company has provided certain technical information to the Chinese JV in order to obtain Chinese regulatory approvals.

(c)	In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, with a former director as a co- licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

(d)	The Company has committed to upgrading two robots previously sold to a customer to the newest version when released. As part of this transaction, the customer will enter into an extended warranty agreement that will be approximately equal to the manufacturing value of robots.

16.	SUBSEQUENT EVENTS

(a)	Subsequent to March 31, 2019, an exchangeable shareholder exchanged 6,083,900 pre-split exchangeable shares into 40,560 post -split common shares.

(b)	Subsequent to March 31, 2019, the Company’s Board granted 169,882 options at $3.16 to the Board members and employees of the Company that will vest over one year, every six months, starting immediately at the grant date of May 31, 2019 and expire in 7 years.

(c)	Subsequent to March 31, 2019, an affiliate of the Company’s Chairman of the Board provided a $500,000 term loan to the Company that bears interest at a fixed rate of 1% per month and matures May 8, 2021.

(d)	Subsequent to March 31, 2019, an affiliate of one of the Company’s major shareholders who is also a director provided an aggregate amount of $500,000 and from an existing shareholder $200,000 in convertible loans to the Company under the newly launched up to $9,000,000 convertible note offering (“Offering”) that bears interest at a fixed rate of 1% per month and matures on the earlier of March 30, 2020 and the consummation of the Offering, provided that the Company raises in one or more tranches aggregate gross proceeds of no less than US$9,000,000. The convertible loans contain an anti-dilution provision effective when the Company converts the above Notes into Common Stock and raises additional capital through the sale of Common Stock for cash during the period ending on the three (3) year anniversary of the earliest Issue Date of these Notes, and the price per share is less than the Conversion Price of these Notes, then the Company shall issue to the Holders additional shares of Common Stock equal to the number of Conversion Shares the Holders would have received upon conversion if the Conversion Price equaled to the new Offering Price, less the number of shares of Conversion Shares actually issued on or as of the Conversion Date.

