Form 10-Q
period 2019-06-30
Bionik Laboratories Corp.
filed 2019-08-12
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 9, 2019, 3,702,398 shares of common stock, par value $0.001 per share were outstanding.

BIONIK LABORATORIES CORP.

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets (unaudited)

(Amounts expressed in US Dollars)

	As at	As at
	June 30,	March 31,
	2019	2019
	$	$
		(Audited)
Assets
Current
Cash and cash equivalents	530,031	446,779
Accounts receivable, net of allowance for doubtful accounts of $Nil (March 31, 2019 - $Nil)	1,027,012	1,523,193
Prepaid expenses and other receivables (Note 5)	1,194,727	1,355,032
Inventories (Note 6)	582,058	405,682
Due from related parties (Note 9(a))	19,068	18,585
Total Current Assets	3,352,896	3,749,271
Equipment (Note 7)	211,360	192,528
Technology and other assets (Note 4)	4,358,408	4,427,722
Goodwill	22,308,275	22,308,275
Total Assets	30,230,939	30,677,796

Liabilities and Shareholders' Equity
Current
Accounts Payable (Notes 9(b))	1,055,017	1,148,852
Accrued liabilities (Notes 8 and 9(b))	1,620,632	1,653,233
Convertible Loans (Note 8(a))	954,450	-
Deferred revenue - Contract Liabilities	525,794	467,778
Total Current Liabilities	4,155,893	3,269,863
Long-term
Term loan (Note 8(b))	500,000	-
Total Liabilities	4,655,893	3,269,863
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized; Issued and outstanding - 1 (March 31, 2019 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000 (March 31, 2019 – 500,000,000); Issued and outstanding 3,702,398 and 156,239 Exchangeable Shares (March 31, 2019 – 3,661,838 and 196,799 Exchangeable Shares)	3,858	3,858
Additional paid in capital	74,007,056	73,719,299
Deficit	(48,478,017)	(46,357,373)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	25,575,046	27,407,933
Total Liabilities and Shareholders' Equity	30,230,939	30,677,796

Commitments and Contingencies (Note 13)

Subsequent Events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the three month periods ended June 30, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Three months ended
	June 30, 2019	June 30, 2018
	$	$
Sales	790,379	501,333
Cost of Sales	336,085	253,163
Gross Margin	454,294	248,170

Operating expenses
Sales and marketing	583,732	542,659
Research and development	816,523	676,743
General and administrative	841,693	979,479
Share-based compensation expense (Notes 11)	287,757	595,412
Amortization (Note 4)	69,314	71,053
Depreciation (Note 7)	23,970	17,595
Total operating expenses	2,622,989	2,882,941

Other (income) expenses
Accretion expense	-	134,251
Fair Value Adjustment	-	44,087
Gain/Loss on mark to market re-evaluation	-	(2,048,697)
Other expense	14,296	37,420
Foreign exchange	(62,347)	(41,134)
Total other expenses	(48,051)	(1,874,073)
Net loss and comprehensive loss for the period	(2,120,644)	(760,698)

Loss per share - basic and diluted	(0.55)	(0.44)

Weighted average number of shares outstanding – basic and diluted	3,858,637	1,716,728

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders' Equity

For the three month periods ended June 30, 2019 and June 30, 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Special Voting Shares		Common Shares		Additional Paid		Comprehensive
			Shares	Amount	in Capital	Deficit	Income	Total
	Amount	$		$	$	$	$	$
Balance, March 31, 2018	1	-	1,664,002	1,664	56,195,541	(35,776,340)	42,149	20,463,014
Share compensation expense	-	-	-	-	595,412	-	-	595,412
Conversion of European Promissory notes - 3rd tranche (remainder)	-	-	263,639	264	2,470,358	-	-	2,470,622
Stock option and warrant reclassification	-	-	-	-	1,173,534	-	-	1,173,534
Net loss for the year	-	-	-	-	-	(760,698)	-	(760,698)
Balance, June 30, 2018	1	-	1,927,641	1,928	60,434,845	(36,537,038)	42,149	23,941,884
Conversion of European Promissory notes - July 20, 2018	-	-	683,395	683	4,732,170	-	-	4,732,853
Conversion of European Promissory notes - March 28, 2019	-	-	1,247,099	1,247	6,009,370	-	-	6,010,617
Share compensation expense	-	-	-	-	751,987			751,987
Fair value of Anti-dilution feature	-	-	-	-	1,766,495	-	-	1,766,495
Loss on warrant downround feature	-	-	-	-	24,432	(24,432)	-	-
Net loss for the year	-	-	-	-	-	(9,795,903)	-	(9,795,903)
Adjustment due to 1:150 share consolidation roud-up	-	-	502	-	-	-	-	-
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933
Share compensation expense	-	-	-	-	287,757	-	-	287,757
Net loss for the period	-	-	-	-	-	(2,120,644)	-	(2,120,644)
Balance, June 30, 2019	1	-	3,858,637	3,858	74,007,056	(48,478,017)	42,149	25,575,046

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

For the three month periods ended June 30, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Three months ended
	June 30, 2019	June 30, 2018
	$	$
Operating activities
Net loss for the year	(2,120,644)	(760,698)
Adjustment for items not affecting cash
Depreciation	23,970	17,595
Amortization	69,314	71,053
Interest expense	13,283	36,702
Share based compensation expense	287,757	595,412
Accretion expense	-	134,251
Fair Value Adjustment	-	44,087
Gain/Loss on mark to market re-evaluation	-	(2,048,697)
Allowance for doubtful accounts	-	(19,694)
	(1,726,320)	(1,929,989)
Changes in non-cash working capital items
Accounts receivable	496,181	(137,756)
Prepaid expenses and other receivables	160,305	(51,793)
Due from related parties	(483)	350
Inventories	(176,376)	81,648
Accounts payable	(93,835)	11,468
Accrued liabilities	(41,434)	(402,141)
Deferred revenue	58,016	7,117
Net cash (used in) operating activities	(1,323,946)	(2,421,096)
Investing activities
Acquisition of equipment	(42,802)	(7,844)
Net cash (used in) investing activities	(42,802)	(7,844)
Financing activities
Proceeds from convertible loans	950,000	2,934,298
Repayment of Demand notes principal	-	(50,000)
Repayment of Demand notes interest	-	(2,975)
Proceeds from term loan	500,000	-
Net cash provided by financing activities	1,450,000	2,881,323
Net (decrease) in cash and cash equivalents for the period	83,252	452,393
Cash and cash equivalents, beginning of the period	446,779	507,311
Cash and cash equivalents, end of the period	530,031	959,704

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN

The Company and its Operations

Bionik Laboratories Corp. (the “Company” or “Bionik”) was incorporated on January 8, 2010 in the State of Colorado as Strategic Dental Management Corp. On July 16, 2013, the Company changed its name to Drywave Technologies Inc. (“Drywave”) and its state of incorporation from Colorado to Delaware. Effective February 13, 2015, the Company changed its name to Bionik Laboratories Corp. and reduced the authorized number of shares of common stock from 200,000,000 to 150,000,000. Concurrently, the Company implemented a 1-for-0.831105 reverse stock split of the common stock, which had previously been approved on September 24, 2014. On October 29, 2018, the Company implemented at 1 for 150 reverse stock-split of the common and exchangeable shares.

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

Going Concern

As at June 30, 2019, the Company had a working capital deficit of $(802,997) (March 31, 2019 - working capital of $479,408) and an accumulated deficit of $(48,478,017) (March 31, 2019 $(46,357,373)) and the Company incurred a net loss and comprehensive loss of $(2,120,644) for the three month period ended June 30, 2019 (June 30, 2018 - $(760,698)).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN – Continued

The Company will require additional financing to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations. The Company expects to raise additional funds to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

2.	BASIS OF PRESENTATION

During the 2019 fiscal year, holders of the common stock and exchangeable shares of the Company approved, through a majority shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Bionik’s common stock and exchangeable shares at a ratio up to one-to-one hundred and fifty.

On October 29, 2018, the Company effected a reverse stock split and thereafter Bionik’s common stock began trading on the OTCQB market on a one-for-one hundred and fifty (1:150) split-adjusted basis. All owners of record on October 29, 2018 received one issued and outstanding share of Bionik common stock or exchangeable share in exchange for one hundred and fifty issued and outstanding shares of Bionik common stock or Bionik exchangeable stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-one hundred and fifty reverse split were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Bionik common stock, which remains at $0.001. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s consolidated financial statements and the accompanying Notes contained in this Quarterly Report on Form 10–Q have been restated to give retrospective presentation for the reverse stock split.

3.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements of the Company and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the year ended March 31, 2019. The interim disclosures generally do not repeat those in the annual statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The changes in accounting policies in the Company’s unaudited condensed consolidated interim financial statements from the March 31, 2019 audited financial statements are described below.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated financial position and the consolidated results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company has adopted ASU 2016-02 and it did not have a material effect on the consolidated statement of financial position and consolidated statement of operations.

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

  Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $168,000 at June 30, 2019 (March 31, 2019 - $143,500). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $26,911 of expenses related to warranty expenses and recorded this expense in cost of goods sold for the three-month period ended June 30, 2019 (June 30, 2018 - $10,108).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the three months ended June 30, 2019, and the year ended March 31, 2019:

	Amortization period (years)	Value acquired	Expenses March 31, 2019	Value at March 31, 2019	Expenses June 30, 2019	Value at June 30, 2019
Intangible assets acquired		$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	134,126	911,440	33,522	877,918
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	143,206	1,010,375	35,792	974,583
Non compete agreement	2	61,366	1,739	-	-	-
Assembled workforce	1	275,720	-	-	-	-
		5,580,704	278,997	4,427,722	69,314	4,358,408

The aggregate amortization expense for the technology and other assets was $69,314 and $71,053 at June 30, 2019 and 2018, respectively.

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	June 30, 2019	March 31 2019
	$	$
Prepaid expenses and other receivables	75,780	92,170
Prepaid inventory	939,593	1,144,392
Prepaid insurance	160,787	66,320
Sales taxes receivable (i)	18,567	52,150
	1,194,727	1,355,032

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

6.	INVENTORIES

	June 30, 2019	March 31, 2019
Finished Goods	582,058	405,682

During the three month period ended June 30, 2019, the Company expensed $299,795 in inventory as cost of goods sold (June 30, 2018 - $237,000). The Company no longer maintains a raw materials inventory as it has outsourced its manufacturing to a third party.

7.	EQUIPMENT

Equipment consisted of the following as at June 30, 2019 and March 31, 2019:

	June 30, 2019			March 31, 2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	286,855	248,357	38,498	286,855	243,346	43,509
Furniture and fixtures	36,795	29,999	6,796	36,795	29,648	7,147
Demonstration equipment	314,417	164,363	150,054	271,615	147,257	124,358
Manufacturing equipment	88,742	86,353	2,389	88,742	86,230	2,512
Tools and parts	11,422	7,007	4,415	11,422	6,779	4,643
Assets under capital lease	23,019	13,811	9,208	23,019	12,660	10,359
	761,250	549,890	211,360	718,448	525,920	192,528

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three-month period ended June 30, 2019 was $23,970 (June 30, 2018 - $17,595).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

8.	NOTES PAYABLE

(a)	Convertible Loans Payable

During the three months ended June 30, 2019, the Company received loans from new and existing investors totaling $950,000 pursuant to an up to $9,000,000 convertible note offering. The convertible notes bear interest at a fixed rate of 1% per month and will be payable, along with the principal amount, on the earlier of (the “Maturity Date”): (a) March 30, 2020 and (b) the consummation of the offering, provided that the Company raises in one or more tranches aggregate gross proceeds of no less than US$9,000,000. The convertible notes will be convertible into equity of the Company upon the following events on the following terms:

•	On the Maturity Date, the outstanding principal and accrued and unpaid interest under the convertible notes will be converted into shares of common stock at a conversion price of US$6.80 per share (the “Conversion Price”).

•	Upon a change of control transaction prior to the Maturity Date, the outstanding principal and accrued and unpaid interest under the convertible notes would, at the election of the holders of a majority of the outstanding principal of the loans under the offering, be either (i) payable upon demand as of the closing of such change of control transaction or (ii) convertible into shares of the Company’s common stock immediately prior to such change of control transaction at a price per share equal to the lesser of (x) the Conversion Price, or (y) the per share consideration to be received by the holders of the common stock in such change of control transaction.

In the event the Company raises capital through the sale of Common Stock for cash during the period ending on the three year anniversary of the earliest issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) is less than the original Conversion Price, then in such event the Company shall issue to all convertible loan holder at, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has early adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

The interest accrued on these convertible loans for the three months ended June 30, 2019 was $4,450.

(b)	Term Loans

During the quarter ended June 30, 2019, an affiliate of one of the Company’s major shareholders who is also a director provided a loan of $500,000. This loan bears interest at a fixed rate of 1% per month and is to be repaid on the earlier of May 8, 2021, the date of receipt of an aggregate of $10,000,000 in gross proceeds from the sale of the Company’s securities subsequent to the issue date of the loan or the date of a change of control of the Company.

The interest accrued as at June 30, 2019 was $8,833 (June 30, 2018 - $Nil).

9.	RELATED PARTY TRANSACTIONS AND BALANCES

(a)	Due from related parties

At June 30, 2019 there was an outstanding loan to the Chief Technology Officer (“CTO”) of the Company of $19,068 (March 31, 2019 - $18,585). The loan has an interest rate of 1% until June 30, 2018 and 2% after based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the period ended June 30, 2019, the Company accrued interest receivable in the amount of $90 (March 31, 2019 – $353); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

(b)	Accounts payable and accrued liabilities

As at June 30, 2019, $258,737 (March 31, 2019 - $229,473) was owing to the CEO of the Company; $14,532 (March 31, 2019 – $14,851) was owing to the Chief Technology Officer; $33,432 (March 31, 2019 - $33,387) was owing to the Chief Financial Officer (“CFO”), $28,025 (March 31, 2019 - $28,025) was owing to the former Chief Commercial Officer (“CCO”), all related to severance, bonuses and business expenses.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

10.	SHARE CAPITAL

	June 30, 2019		March 31, 2019
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of year	196,799	197	295,146	295
Converted into common shares (a)	(40,560)	(41)	(98,347)	(98)
Balance at end of year	156,239	156	196,799	197
Common Shares
Balance at beginning of the year	3,661,838	3,661	1,368,856	1,369
Shares issued to exchangeable shareholders (a)	40,560	41	98,347	98
Shares issued on conversion of loans	-	-	2,194,133	2,194
Share consolidation rounding adjustment	-	-	502	-
Balance at end of the year	3,702,398	3,661	3,661,838	3,661
TOTAL SHARES	3,858,637	3,858	3,858,637	3,858

(a)	During the quarter ended June 30, 2019, 40,560 exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms. (March 31, 2019 – 98,347 shares)

On October 29, 2018, the Company completed a one-for-one hundred and fifty (1:150) reverse stock consolidation that has been reflected in all shares and per share amounts, warrants and options.

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

For the three month periods ended June 30, 2019 and 2018

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

On April 26, 2016, the Company issued 1,667 options to an employee with an exercise price of $150.00 per share that will vest over three years at the anniversary date. The grant fair value was $213,750. During the quarter ended June 30, 2019 $3,431 (June 30, 2018 - $17,813) was recognized as stock compensation expense.

On February 6, 2017, the Company issued 2,667 options to an employee with an exercise price of $105.00 per share that will vest over three years at the anniversary date. The grant fair value was $245,200. During the quarter ended June 30, 2019 $20,433 (June 30, 2018 - $20,433) of stock compensation expense was recognized.

On September 1, 2017, the Company granted 81,436 options at $24.15 per share equally to an executive officer and a consultant, who is now the Chairman of the Company. 27,148 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years for the CEO, for our Chairman the options vest over 5 years. The grant date fair value was $1,832,304 and $57,259 is the current expense for the quarter ended June 30, 2019 (June 30, 2018 - $38,173).

On January 24, 2018, the Company granted 24,267 options at $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. 7,334 options were cancelled for the year ended March 31, 2019 and 778 for the three-month period ended June 30, 2019. The grant fair value was $491,036 and $28,554 is the current stock compensation expense for the year ended June 30, 2019 (June 30, 2018 - $39,703).

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

On June 11, 2018, the Company granted to a sales executive officer, 5,000 options with an exercise price of $6.93 per share that vest over three years from the anniversary of the grant and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $30,341 and $1,686 of stock compensation was recognized for quarter ended June 30, 2019 (June 30, 2018 - $562). This executive left the Company this quarter and all 5,000 options were cancelled, as they had not vested.

On May 31, 2019 169,882 options were issued to employees and directors of the Company with an exercise price of $3.16 per share that vest over 1 year and 6 months, one third immediately vest and in two 6-month periods and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $453,585 and $176,394 of stock compensation was recognized for quarter ended June 30, 2019.

During the quarter ended June 30, 2019, the Company recorded $287,757 in share-based compensation related to the vesting of stock options (June 30, 2018 - $595,412).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

11.	STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of June 30, 2019:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.500	630	20-Jun-21	630
34.500	13,212	01-Jul-21	13,212
34.500	944	17-Feb-22	944
183.000	2,667	24-Nov-22	2,667
150.000	11,400	14-Dec-22	11,400
142.500	359	28-Mar-23	359
157.500	1,387	28-Mar-23	1,387
105.000	2,667	06-Feb-24	1,778
102.000	1,667	13-Feb-24	1,667
142.500	106	03-Mar-24	106
157.500	408	03-Mar-24	408
142.500	43	14-Mar-24	43
157.500	164	14-Mar-24	164
142.500	485	30-Sep-24	485
157.500	1,876	30-Sep-24	1,876
24.150	81,436	01-Sep-27	27,148
23.250	15,656	24-Jan-25	5,867
9.735	40,000	19-Apr-28	40,000
3.16	169,882	31-May-26	56,627
	344,989		166,768

The weighted-average remaining contractual term of the outstanding options is 6.49 years (June 30, 2018 – 7.89 years) and for the options that are exercisable the weighted average is 6.36 years (June 30, 2018 – 7.38 years).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding and exercisable, March 31, 2018 and June 30, 2018	365,974	53.19
Issued in connection with anti-dilution provision connected warrant transaction	67,952	55.71
Issued in connection with anti-dilution provision connected warrant transaction	6,305	34.50
Issued in connection with anti-dilution provision connected warrant transaction	52,590	38.91
Expired	(204,304)	(51.85)
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable June 30, 2019	125,034	20.07

During the quarter ended June 30, 2019, 163,483 warrants expired in accordance with their terms (June 30, 2018 - Nil)

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding after the warrant offer to amend the additional warrant issue and the re-pricing of the warrants as of June 30, 2019.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
37.50	2,667	June 27, 2020
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	125,034

The weighted-average remaining contractual term of the outstanding warrants was 3.07 years (June 30, 2018 – 2.01 years).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2019 and 2018
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

Commitments

(a)	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As at June 30, 2019 these shares have not yet been issued.

(b)	On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form China Bionik Medical Rehabilitation Technology Ltd. (“China JV”), in which the Company will have a 25% interest and the JV Partner 75%. The China JV was formally established on receiving a business license on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of the date of establishment, $435,000 12 months later and $725,000, 60 months after the date of establishment. The Company is required to license certain intellectual property to the China JV. The Company is applying the equity method of accounting to the joint venture. As of June 30, 2019, the Company has provided certain technical information to the Chinese JV in order to obtain Chinese regulatory approvals.

(c)	In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, with a former director as a co- licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

(d)	The Company has committed to upgrading two robots previously sold to a customer to the newest version when released. As part of this transaction, the customer will enter into an extended warranty agreement that will be approximately equal to the manufacturing value of robots.

14.	SUBSEQUENT EVENTS

(a)	Subsequent to June 30, 2019, the Company received an additional $4,560,000 from lenders under the terms of the convertible loans described in Note 8.

(b)	Subsequent to June 30, 2019, the Company issued up to 495,319 options to directors, employees and a consultant, under various vesting terms at a price up to $3.595.

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes, and the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the Securities and Exchange Commission.

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

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

The InMotion™ ARM InMotion™ ARM/HAND, and InMotion™ WRIST are robotic therapies for the upper limbs. InMotion™ robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 280 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we are also developing “InMotion™ Home”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion™ clinical products.

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

An earlier model of InMotion™ robots were used in a multicenter randomized controlled phase III interventional trial, funded by the National Institute for Health Research Health Technology Assessment Program (RATULS) in the United Kingdom. The study was completed in 2018, included the enrollment of 770 stroke patients in a multi-center randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stoke care. The Company is pleased that the RATULS trial confirmed the finding of previous research studies which demonstrated that robot assisted therapy improved upper limb impairment when compared with conventional care of stroke victims. The primary outcome for upper limb success was determined by an Action Research Arm Test (ARAT), with four distinct success criteria that varied according to baseline severity. This test with these success criteria was developed by the RATULS trial team for this study and has not been used previously in clinical trials. The findings of this major research trial demonstrated that robot assisted therapy improved upper limb impairment, however, using this ARAT measurement, the trial was unable to conclude that robot assisted therapy or enhance upper limb therapy resulted in improved upper limb functionality after stroke compared with usual care provided to patients with stroke related upper limb functional limitation. The study findings also showed that the attrition rate was drastically reduced in the patient population following either robotic therapy or enhanced upper limb therapy versus usual care only. Most of the withdrawals from the study were before 3 months of usual care due to the disappointment with the treatment allocation.

In addition to our proprietary in-house products, we had the exclusive right to market and sell the Morning Walk lower body rehabilitation technology owned by Curexo Inc., a South Korean company, within the United States. We have decided not to distribute the Morning Walk product due to market conditions in the U.S. and are renegotiating the contract with our distributor in Korea. We may in the future further augment our product portfolio through technology acquisition opportunities should they come available and if we are sufficiently capitalized to undertake these investments.

On December 14, 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion™ ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion™ ARM Interactive Therapy System for each future facilities of Kindred, during the four-year minimum term of the Agreement. Kindred entered into an initial purchase order for nine InMotion™ ARM Interactive Therapy System that shipped before December 31, 2018, with further robots in the year ended March 31, 2019 and quarter ended June 30, 2019 for a total of 21 InMotion™ robots sold during the period ended June 30, 2019.

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

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. On May 17, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd., pursuant to which the Company has a 25% interest and Ginger Capital has a 75% interest. As of the date of this 10-Q, Ginger Capital is obligated to contribute $725,000 to the joint venture and is required to contribute an additional $725,000 by May 22, 2023. To date, the Chinese partners of the JV have contributed $1,100,000 to the JV. Three InMotion™ robots have been delivered from us to the joint venture, which were used for product demonstration and for quality assessment by Chinese authorities. During the period ended June 30, 2019, due to regulatory restrictions only 3 robots were shipped by Bionik to the Chinese JV according to contract terms.

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

We introduced our new enhanced commercial version of the InMotion™ product line starting with the InMotion™ Arm in December 2017 then the InMotion™ Arm/Hand in January 2019. We sold 11 InMotion™ robots in the year ended March 31, 2018, 33 InMotion™ robots in the year ended March 31, 2019 and 8 robots in the first quarter ended June 30, 2019.

We had $790,379 of revenue for the quarter ended June 30, 2019 (June 30, 2018 – $501,333).

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

Bionik Laboratories Inc., which we refer to in this Form 10-Q as Bionik Canada, was incorporated on March 24, 2011 under the Canada Business Corporations Act.

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

In June 2019, we commenced an up to $9 million convertible note offering, of which $5,510,000 has been raised through August 9, 2019.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through June 30, 2019 and we have generated a deficit of $48,478,017.

We expect to incur additional operating losses through the fiscal year ending March 31, 2020 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

For the Quarter ended June 30, 2019 compared to the Quarter ended June 30, 2018

Sales

Sales were $790,379 for the quarter ended June 30, 2019 (June 30, 2018 - $501,333). The revenues for the quarter ended June 30, 2019 are comprised of sales of 8 (June 30, 2018 – 5) InMotion™ robots, service and warranty income.

Cost of Sales and Gross Margin

Cost of sales was $336,085 for the quarter ended June 30, 2019 (June 30, 2018- $253,163). Gross margin increased to 57.5% for the quarter ended June 30, 2019 (June 30, 2018 – 49.5%) due to economies of scale deriving from higher volume manufacturing.

Operating Expenses

Total operating expenses for the quarter ended June 30, 2019 were $2,622,989, compared to $2,882,941 for the quarter ended June 30, 2018, as further described below.

For the quarter ended June 30, 2019, the Company incurred $583,732 in sales and marketing expenses, compared to $542,659 for the quarter ended June 30, 2018. The increase in these expenses by $41,073 is mainly due to fees related to the expansion of the commercial team in fiscal 2019.

For the quarter ended June 30, 2019, the Company incurred research and development expenses of $816,523 (June 30, 2018– $676,743). The increase in research and development expenses relates primarily to the additional hires to strengthen the development team to support our new development projects as well as development material cost related to the projects.

The Company incurred general and administrative expenses of $841,693 for the quarter ended June 30, 2019, compared to $979,479 for the quarter ended June 30, 2018. The decrease in general and administrative expenses in 2019 over 2018 resulted from lower audit, legal and other public and IR related costs.

Stock compensation expense was $287,757 for the quarter ended June 30, 2019, compared to $595,412 for the quarter ended June 30, 2018, due to fewer option grants in the period ended June 30, 2019 compared to the period ended June 30, 2018.

Amortization of technology and other assets allocated from the purchase of IMT was $69,314 for the quarter ended June 30, 2019 (June 30, 2018 – $71,053). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were workforce and non-compete agreements which is now fully amortized. Customer relationships is amortized over 10 years, patents and our exclusive license agreements over their lifetime and trademarks are indefinite and therefore are not amortized.

Depreciation amounted to $23,970 for the quarter ended June 30, 2019 (June 30, 2018 – $17,595).

Other Expenses

For the quarter ended June 30, 2019, the Company recorded $Nil as accretion expense compared to $134,251 for the quarter ended June 30, 2018 due to the amortization of the fair value as well as the anti-dilution feature recorded in connection with convertible debt financing.

For the quarter ended June 30, 2019, we had a gain of $Nil on the mark to market reevaluation of the shares to be issued. As of June 30, 2018, $2,048,697 was recorded as mark to market reevaluation of shares to be issued due to not having enough authorized shares to issue the shares of common stock upon conversion of our convertible promissory notes on March 31, 2018.

For the quarter ended June 30, 2019, we incurred other expense of $14,296 (June 30, 2018 – $37,420). The decrease in other expenses relates to lower interest expense in connection with indebtedness in the period ended June 30, 2019 compared to the period ended June 30, 2018.

For the quarter ended June 30, 2019, we incurred a foreign exchange gain of $(62,357) (June 30, 2018 – ($41,134)). On April 1, 2015, our subsidiaries changed their functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Comprehensive Loss

Comprehensive loss for the quarter ended June 30, 2019 was $(2,120,644), resulting in loss per share of $(0.55), and for the quarter ended June 30, 2018, after retroactive adoption of ASU 2017-11 noted above, comprehensive loss was $(760,698), resulting in loss per share of ($0.44). The increase in the comprehensive loss is primarily due to the gain from mark to market reevaluation related to shares issued at June 12, 2018, which decreased the June 30, 2018 loss by $2,048,697.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. The Company raised in its 2015 private offering net proceeds of $11,341,397. Since 2015, the Company also obtained funds through additional government tax credits, incurring new convertible indebtedness totaling $18,469,681 that has since been converted into equity, a short-term loan of $400,000, that was repaid and raising $1,125,038 in June 2017 from its warrant solicitation. At March 31, 2019, the Company had cash and cash equivalents of $446,779 (March 31, 2018- $507,311). Subsequent to March 31, 2019, the Company has obtained a $500,000 term loan from its Chairman and commenced an up to $9 million convertible loan raise, of which $5,510,000 has been raised through August 9, 2019.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing indebtedness, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. We recently were not successful in raising funds through the sale of equity in a public offering and have since commenced a new up to $9 million convertible notes financing round as discussed above. Furthermore, we do not have an established source of funds sufficient to cover operating costs after December 31, 2019 at this time and accordingly, there can be no assurance that the remaining $4 million of $9 million convertible note financing round will be successful or other necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During quarter ended June 30, 2019, we used cash in operating activities of $(1,323,946). The decreased use of cash in the quarter ended June 30, 2019, compared to a use of $(2,421,096) for the quarter ended June 30, 2018, is mainly attributable to the increase in revenues in the quarter ended June 30, 2019.

Net Cash Used in Investing Activities

During the quarter ended June 30, 2019, net cash used in investing activities was $(42,802), compared to $(7,844) for the quarter ended June 30, 2018.

Net cash used in investing activities in the quarter ended June 30, 2019 and 2018 was used for the acquisition of equipment related to the Company’s purchase of additional computer equipment due to the increase in engineers, equipment to help with the development of our technology and demo units to assist in the sales process.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,450,000 for the quarter ended June 30, 2019 compared to $2,881,323 for the quarter ended June 30, 2018. The decrease in the quarter ended June 30, 2019 is due to more capital raised in the fiscal 2019 period than the fiscal 2020 period.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for quarterly and interim periods beginning after December 15, 2018. The Company adopted ASU 2016-02 and it did not have a material effect on the consolidated financial position and the consolidated results of operations.

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

Item 4. Controls and Procedures.

During the three months ended June 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, an aggregate of 40,560 shares of our common stock were issued upon the exchange and redemption of outstanding Exchangeable Shares for shares of common stock. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

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

Date: August 12, 2019

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Leslie Markow
Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

