Form 10-Q
period 2019-09-30
Bionik Laboratories Corp.
filed 2019-11-14
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 12, 2019, 4,970,595 shares of common stock, par value $0.001 per share were outstanding.

BIONIK LABORATORIES CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Consolidated Interim Balance Sheets as at September 30, 2019 (Unaudited) and March 31, 2019 (Audited)	3
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and six month periods ended September 30, 2019 and 2018	4
Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited) for the six month periods ended September 30, 2019 and 2018	5
Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2019 and 2018	6
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION	26
Item 1. Legal Proceedings
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities ad Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

SIGNATURES	28

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets (unaudited)

(Amounts expressed in US Dollars)

	As at September 30, 2019 $	As at March 31, 2019 $ (Audited)
Assets
Current
Cash and cash equivalents	4,674,868	446,779
Accounts receivable, net of allowance for doubtful accounts of $Nil (March 31, 2019 - $Nil)	481,345	1,523,193
Prepaid expenses and other receivables (Note 5)	2,192,177	1,355,032
Inventories (Note 6)	1,037,058	405,682
Due from related parties (Note 9(a))	18,932	18,585
Total Current Assets	8,404,380	3,749,271
Equipment (Note 7)	232,640	192,528
Technology and other assets (Note 4)	4,289,094	4,427,722
Goodwill	22,308,275	22,308,275
Total Assets	35,234,389	30,677,796

Liabilities and Shareholders' Equity
Current
Accounts Payable (Notes 9(b))	1,434,167	1,148,852
Accrued liabilities (Notes 8 and 9(b))	1,164,998	1,653,233
Convertible Loans (Note 8(a))	70,117	-
Deferred revenue - Contract Liabilities	590,599	467,778
Total Current Liabilities	3,259,881	3,269,863
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized;
Issued and outstanding - 1 (March 31, 2019 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000 (March 31, 2019 – 500,000,000); Issued and outstanding 4,970,595 and 156,239 Exchangeable Shares (March 31, 2019 – 3,661,838 and 196,799 Exchangeable Shares)	5,126	3,858
Additional paid in capital	83,787,934	73,719,299
Deficit	(51,860,701)	(46,357,373)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	31,974,508	27,407,933
Total Liabilities and Shareholders' Equity	35,234,389	30,677,796

Commitments and Contingencies (Note 13)
Subsequent Events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)

For the six month periods ended September 30, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
	$	$	$	$
Sales	281,691	1,072,070	547,085	1,048,418
Cost of Sales	83,207	419,292	384,073	637,236
Gross Margin	198,484	652,778	163,012	411,182

Operating expenses
Sales and marketing	584,775	1,168,507	427,325	969,984
Research and development	886,060	1,702,583	679,049	1,355,792
General and administrative	1,199,938	2,041,631	931,477	1,910,956
Share-based compensation expense (Note 11)	638,219	925,976	439,328	1,034,740
Amortization (Note 4)	69,314	138,628	69,315	140,368
Depreciation (Note 7)	27,059	51,029	16,626	34,221
Total operating expenses	3,405,365	6,028,354	2,563,120	5,446,061

Other (income) expenses
Accretion expense	-	-	1,970,167	2,104,418
Fair Value Adjustment	-	-	(382,010)	(337,923)
Gain/Loss on mark to market re-evaluation		-	-	(2,048,697)
Other expense	170,739	185,035	22,712	60,132
Foreign exchange	5,064	(57,283)	(27,872)	(69,006)
Total other expenses (income)	175,803	127,752	1,582,997	(291,076)
Net (loss) and comprehensive (loss) for the period	(3,382,684)	(5,503,328)	(3,983,105)	(4,743,803)

Loss per share – basic and diluted	(0.87)	(1.42)	(1.62)	(2.02)
Weighted average number of shares outstanding – basic and diluted	3,872,428	3,865,573	2,459,169	2,351,587

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders' Equity

For the six month periods ended September 30, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Special Voting		Common Shares		Additional Paid		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
		$		$	$	$	$	$
Balance, March 31, 2018	1	-	1,664,002	1,664	56,195,541	(35,776,340)	42,149	20,463,014
Share compensation expense	-	-	-	-	1,034,740	-	-	1,034,740
Conversion of European Promissory notes - 3rd tranche (remainder)	-	-	263,639	264	2,470,358	-	-	2,470,622
Conversion of European Promissory notes - July 20, 2018	-	-	683,395	683	4,732,170	-	-	4,732,853
Stock option and warrant reclassification	-	-	-	-	1,173,534	-	-	1,173,534
Fair value of Anti-dilution feature	-	-	-	-	1,766,495	-	-	1,766,495
Loss on warrant down round feature					6,284	(6,284)		-
Net loss for the year	-	-	-	-	-	(4,743,803)	-	(4,743,803)
Balance, September 30, 2018	1	-	2,611,036	2,611	67,379,122	(40,526,427)	42,149	26,897,455
Share compensation expense	-	-	-	-	312,659			312,659
Conversion of European Promissory notes - March 28, 2019	-	-	1,247,099	1,247	6,009,370	-	-	6,010,617
Loss on warrant down round feature	-	-	-	-	18,148	(18,148)	-	-
Net loss for the year	-	-	-	-	-	(5,812,798)	-	(5,812,798)
Adjustment due to 1:150 share consolidation round-up	-	-	502	-	-	-	-	-
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933
Share compensation expense	-	-	-	-	925,976	-	-	925,976
Conversion of Promissory Notes	-	-	1,268,191	1,268	9,142,659	-	-	9,143,927
Net loss for the year	-	-	-	-	-	(5,503,328)	-	(5,503,328)
Balance, September 30, 2019	1	-	5,126,828	5,126	83,787,934	(51,860,701)	42,149	31,974,508

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

for the six months periods ended September 30, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Six months ended	Six months ended
	September 30, 2019	September 30, 2018
	$	$
Operating activities
Net loss for the period	(5,503,328)	(4,743,803)
Adjustment for items not affecting cash
Depreciation	51,029	34,221
Amortization	138,628	140,368
Interest expense	167,877	57,716
Share based compensation expense	925,976	1,034,740
Accretion expense	-	2,104,418
Fair Value Adjustment	-	(337,923)
Gain/Loss on mark to market re-evaluation	-	(2,048,697)
Allowance for doubtful accounts	-	(1,995)
	(4,219,818)	(3,760,955)
Changes in non-cash working capital items
Accounts receivable	1,041,848	(303,033)
Prepaid expenses and other receivables	(837,145)	(417,524)
Due from related parties	(347)	(16)
Inventories	(631,376)	44,817
Accounts payable	285,315	181,765
Accrued liabilities	(512,068)	(567,320)
Customer advances	-	(800)
Deferred revenue	122,821	11,494
Net cash (used in) operating activities	(4,750,770)	(4,811,572)
Investing activities
Acquisition of equipment	(91,141)	(13,640)
Net cash (used in) investing activities	(91,141)	(13,640)
Financing activities
Proceeds from convertible loans	9,070,000	4,676,633
Repayment of Demand notes principal	-	(50,000)
Repayment of Demand notes interest	-	(2,975)
Proceeds from short term loan	500,000	-
Repayment of short term loan	(500,000)	-
Net cash provided by financing activities	9,070,000	4,623,658
Net increase (decrease) in cash and cash equivalents for the period	4,228,089	(201,554)
Cash and cash equivalents, beginning of period	446,779	507,311
Cash and cash equivalents, end of period	4,674,868	305,757

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

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

Going Concern

As at September 30, 2019, the Company had a working capital of $5,144,499 (March 31, 2019 - $479,408) and an accumulated deficit of $(51,860,701) (March 31, 2019 - $(46,357,373)) and the Company incurred comprehensive loss of $(5,503,328) for the six month period ended September 30, 2019 (September 30, 2018 - $(4,743,803)).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern.

The Company will require additional financing to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations. The Company expects to raise additional funds to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

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

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended September 30, 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company has adopted ASU 2016-01 for the year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company has adopted ASU 2016-02 and it did not have a material effect on the consolidated balance sheet and consolidated statement of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU 2016-15 for the fiscal year ended March 31, 2019 and it did not have material effect on the consolidated balance sheet or on the consolidated statement of cash flows.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES – Continued

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 during the year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

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

The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after September 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date and the Company does not expect this policy will have a material effect on the consolidated balance sheet or consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The Company is still assessing the impact that the adoption of ASU 2017-04 will have on the consolidated balance sheet and consolidated statement of operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which introduces an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. The methodology replaces the probable, incurred loss model for those assets. The update if effective for fiscal years beginning after December 15, 2019. The Company is still assessing the impact that the adoption of ASU 2016-13 will have on the consolidated balance sheet and consolidated statement of operations.

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $165,207 at September 30, 2019 (March 31, 2019 - $143,500). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $26,912 of expenses related to warranty expenses and recorded this expense in cost of goods sold for the six-month period ended September 30, 2019 (September 30, 2018 - $10,108).

4. TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the six months ended September 30, 2019, and the year ended March 31, 2019:

	Amortization	Value Acquired	Amortization March 31, 2019	Value at March 31, 2019	Amortization September 30, 2019	Value at September 30, 2019
Intangible assets acquired	period (years)	$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	134,090	911,440	67,044	844,396
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	143,168	1,010,375	71,584	938,791
Non compete agreement	2	61,366	1,739	-	-	-
Assembled workforce	1	275,720	-	-	-	-
		5,580,704	278,997	4,427,722	138,628	4,289,094

Amortization expense for the technology and other assets was $138,628 and $140,368 for the six months ended September 30, 2019 and 2018, respectively. Amortization expensed for the technology and other assets was $69,314 and $69,315 for the three months ended September 30, 2019 and 2018, respectively.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

5. PREPAID EXPENSES AND OTHER RECEIVABLES

	September 30, 2019	March 31, 2019
	$	$
Prepaid expenses and other receivables	147,858	92,170
Prepaid inventory	1,897,873	1,144,392
Prepaid insurance	117,343	66,320
Sales taxes receivable (i)	29,103	52,150
	2,192,177	1,355,032

i)     Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6. INVENTORIES

	September 30, 2019	March 31, 2019
Finished Goods	1,037,058	405,682

During the three and six month period ended September 30, 2019, the Company expensed $76,843 and $376,639 in inventory as cost of goods sold (September 30, 2018 - $342,345 and $579,354). The Company no longer maintains a raw materials inventory as it has outsourced its manufacturing to a third party.

7. EQUIPMENT

Equipment consisted of the following as at September 30, 2019 and March 31, 2019:

	September 30, 2019			March 31, 2019
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	296,917	253,648	43,269	286,855	243,346	43,509
Furniture and fixtures	36,795	30,333	6,462	36,795	29,648	7,147
Demonstration equipment	352,694	184,311	168,383	271,615	147,257	124,358
Manufacturing equipment	88,742	86,471	2,271	88,742	86,230	2,512
Tools and parts	11,422	7,224	4,198	11,422	6,779	4,643
Assets under capital lease	23,019	14,962	8,057	23,019	12,660	10,359
	809,589	576,949	232,640	718,448	525,920	192,528

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three-and six month period ended September 30, 2019 was $27,059 and $51,029 (September 30, 2018 -$16,626 and $34,221, respectively).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

8. NOTES PAYABLE

(a) Convertible Loans Payable

During the six months ended September 30, 2019, the Company received loans from new and existing investors totaling $9,000,000 pursuant to an up to $9,000,000 convertible note offering. This included the conversion and satisfaction of an existing $500,000 term loan at June 30, 2019. The convertible notes bore interest at a fixed rate of 1% per month until September 30, 2019 and $6,070,000 of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $6.80 per share and $2,930,000 of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $8.265.

The interest accrued on these convertible loans for the three and six months ended September 30, 2019 was $139,477 and $143,927 respectively and the interest was converted into shares at the respective conversion prices.

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

March 31, 2019	-
Convertible loans issued	$9,000,000
Interest	143,927
Convertible loans and interest converted in 1,268,191 shares	(9,143,927)
September 30, 2019	$-

(b) Convertible Loans Payable

During the six months ended September 30, 2019, the Company received $70,000 from an existing investor pursuant to a $3,000,000 (or up to $7,000,000 at the discretion of the Company) convertible note offering. The convertible notes bear interest at a fixed rate at 1% per month and will be payable, along with the principal amount on the earlier of (the “Maturity Date”); (a) March 20, 2020 and (b) the consummation of the offering provided that the Company raises in one or more tranches aggregate gross proceeds of no less than $3,000,000. The convertible loans will be convertible into equity of the Company upon the following events on the following terms:

(i)	On the Maturity Date, the outstanding principal and accrued and unpaid interest under the convertible note will be converted into shares of common stock at a conversion price of $8.55 per shares in the event of an investment on or prior to September 30, 2019, and $9.50 per share in the event of an investment after September 30, 2019. (the Conversion Price”).

(j)	Upon change of control transaction prior to the Maturity Date, the outstanding principal and accrued and unpaid interest under the convertible notes would, at the election of the holders of a majority of the outstanding principal of the loans under the offering, be either (i) payable upon demand as of the closing of such change of control transaction or (ii) convertible into shares of the Company’s common stock immediately prior to such change of control transaction at a price per share equal to the lesser of (x) the Conversion Price or (y) the per share consideration to be received by the holders of the common stock in such change of control transaction.

The interest accrued on these convertible loans for the six months ended September 30, 2019 was $117.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

9. RELATED PARTY TRANSACTIONS AND BALANCES

(a) Due from related parties

At September 30, 2019 there was an outstanding loan to the Chief Technology Officer (“CTO”) of the Company of $18,932 (March 31, 2019 – $18,585). The loan had an interest rate of 1% until June 30, 2018 and 2% after this date based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the six month period ended September 30, 2019, the Company accrued interest receivable in the amount of $236 (March 31, 2019 – $353); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

(b) Accounts payable and accrued liabilities

As at September 30, 2019, $1,957 (March 31, 2019 – $229,473) was owing to the CEO of the Company; $12,813 (March 31, 2019 – $14,851) was owing to the Chief Technology Officer; $1,845 (March 31, 2019 – $33,387) was owing to the Chief Financial Officer (“CFO”), $Nil (March 31, 2019 – $28,025) was owing to the current and former Chief Commercial Officer (“CCO”), all related to bonuses and business expenses. All bonuses accrued at March 31, 2019 have been paid.

10. SHARE CAPITAL

	September 30, 2019		March 31, 2019
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of year	196,799	197	295,146	295
Converted into common shares (a)	(40,560)	(41)	(98,347)	(98)
Balance at end of year	156,239	156	196,799	197
Common Shares
Balance at beginning of the year	3,661,838	3,661	1,368,856	1,369
Shares issued to exchangeable shareholders (a)	40,560	41	98,347	98
Shares issued on conversion of loans	1,268,191	1,268	2,194,133	2,194
Share consolidation rounding adjustment	6	-	502	-
Balance at end of the year	4,970,595	4,970	3,661,838	3,661
TOTAL SHARES	5,126,834	5,126	3,858,637	3,858

(a)	During the six months ended September 30, 2019, 40,560 exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms. (March 31, 2019 – 98,347 shares)

(b)	On September 30, 2019 $9,143,927 of promissory notes and interest were converted into 1,268,191 common shares. These shareholders have price protection until June 10, 2022.

(c)	On October 29, 2018, the Company completed a one-for-one hundred and fifty (1:150) reverse stock consolidation that has been reflected in all shares and per share amounts, warrants and options.

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

For the six month periods ended September 30, 2019 and 2018

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

On April 26, 2016, the Company issued 1,667 options to an employee with an exercise price of $150.00 per share that will vest over three years at the anniversary date. The grant fair value was $213,750. During the three and six months ended September 30, 2019 $Nil and $3,431 (September 30, 2018 – $17,813 and $35,625) was recognized as stock compensation expense due to the employee leaving the Company.

On February 6, 2017, the Company issued 2,667 options to an employee with an exercise price of $105.00 per share that will vest over three years at the anniversary date. The grant fair value was $245,200. During the three and six months ended September 30, 2019 $20,433 and $40,867 (September 30, 2018 – $20,433 and $40,867) of stock compensation expense was recognized.

On September 1, 2017, the Company granted 81,436 options at $24.15 per share equally to an executive officer and a consultant, who is now the Chairman of the Company. 27,148 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years for the CEO, for our Chairman the options vest over 5 years. The grant date fair value was $1,832,304 and $133,605 and $190,865 is the current expense for the three and six months ended September 30, 2019 (September 30, 2018 – $190,865 and $229,037.

On January 24, 2018, the Company granted 24,267 options at $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. 7,334 options were cancelled for the year ended March 31, 2019 and 778 for the three and six month period ended September 30, 2019. The grant fair value was $491,036 and $26,306 and $54,860 is the current stock compensation expense for the three and six months ended September 30, 2019 (September 30, 2018 – $37,266 and $76,968).

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

On June 11, 2018, the Company granted to an executive officer, 5,000 options with an exercise price of $6.93 per share that vest over three years from the anniversary of the grant and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $30,341 and $Nil and $1,686 of stock compensation was recognized for three and six months ended September 30, 2019 (September 30, 2018 $2,528 and $3,090). This executive left the Company and all 5,000 options were cancelled, as they had not vested.

On May 31, 2019 169,882 options were issued to employees and directors of the Company with an exercise price of $3.16 per share that vest over 18 months, with one third immediately vesting and one third vesting in each of the following two 6-month periods and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $453,585 and $84,601 and $260,995 of stock compensation was recognized for three and six months ended September 30, 2019.

On July 26, 2019, 484,612 options were granted to employees and consultants at an exercise price of $3.595. The options were using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $1,525,525 and $372,923 of stock compensation was recognized for three and six months ended September 30, 2019.

On September 3, 2019, 5,000 options were granted to an employee at an exercise price of $3.20 which vest over three years starting September 3, 2020. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $14,010 and $350 of stock compensation was recognized for the three and six months ended September 30, 2019

During the three and six months ended September 30, 2019, the Company recorded $638,219 and $925,976 in share-based compensation related to the vesting of stock options (September 30, 2018 – $439,328 and $1,034,740).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

11. STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of September 30, 2019:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.500	630	20-Jun-21	630
34.500	13,212	01-Jul-21	13,212
34.500	944	17-Feb-22	944
183.000	2,667	24-Nov-22	2,667
150.000	11,400	14-Dec-22	11,400
142.500	359	28-Mar-23	359
157.500	1,387	28-Mar-23	1,387
105.000	2,667	06-Feb-24	1,778
102.000	1,667	13-Feb-24	1,667
142.500	106	03-Mar-24	106
157.500	408	03-Mar-24	408
142.500	43	14-Mar-24	43
157.500	164	14-Mar-24	164
142.500	485	30-Sep-24	485
157.500	1,876	30-Sep-24	1,876
24.150	81,436	01-Sep-27	40,722
23.250	15,822	24-Jan-25	5,533
9.735	40,000	19-Apr-28	40,000
3.16	169,549	31-May-26	56,629
3.595	484,612	26-Jul-26	58,639
3.20	5,000	03-Sept-26	-
	834,434		238,649

The weighted-average remaining contractual term of the outstanding options is 6.78 years (March 31, 2019 – 7.20 years) and for the options that are exercisable the weighted average is 6.62 years (March 31, 2019 – 5.74 years).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

(Amounts expressed in U.S. Dollars) (unaudited)

12. WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding and exercisable, March 31, 2018 and September 30, 2018	365,974	53.19
Issued in connection with anti-dilution provision connected warrant transaction	67,952	55.71
Issued in connection with anti-dilution provision connected warrant transaction	6,305	34.50
Issued in connection with anti-dilution provision connected warrant transaction	52,590	38.91
Expired	(204,304)	(51.85)
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable, September 30, 2019	125,034	20.07

During the six months ended September 30, 2019, 163,483 warrants expired in accordance with their terms (September 30, 2018 – Nil)

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of September 30, 2019.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
37.50	2,667	June 27, 2020
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	125,034

The weighted-average remaining contractual term of the outstanding warrants was 2.82 years (March 31, 2019 – 1.51 years).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six month periods ended September 30, 2019 and 2018

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

Commitments

(a)	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As at September 30, 2019 these shares have not yet been issued.

(b)	On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form China Bionik Medical Rehabilitation Technology Ltd. (“China JV”), in which the Company will have a 25% interest and the JV Partner 75%. The China JV was formally established on receiving a business license on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of the date of establishment, $435,000 12 months later and $725,000, 60 months after the date of establishment. The Company is required to license certain intellectual property to the China JV. The Company is applying the equity method of accounting to the joint venture. As of September 30, 2019, the Company has provided certain technical information to the Chinese JV in order to obtain Chinese regulatory approvals.

(c)	In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, with a former director as a co- licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

(d)	The Company has committed to upgrading two robots previously sold to a customer to the newest version when released. As part of this transaction, the customer will enter into an extended warranty agreement that will be approximately equal to the manufacturing value of robots. These 2 robots were shipped in November 2019 and the warranty revenue will be recognized over the term of the warranty.

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

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q will in fact occur. Potential investors should not place undue reliance on any forward- looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

We believe recent payment changes in the US marketplace proposed and finalized by the Centers for Medicare and Medicaid Services create a favorable environment for greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post-Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well. We expect that in the next 3-9 months, further incentives toward quality based care will be implemented, resulting in providers being publicly ranked, as well as financially rewarded, for quality reporting and better outcomes.

We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion™ robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine and Stroke).

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

On December 14, 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion™ ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion™ ARM Interactive Therapy System for each future facilities of Kindred, during the four-year minimum term of the Agreement. Kindred entered into an initial purchase order for nine InMotion™ ARM Interactive Therapy System that shipped before December 31, 2018, with further robots in the year ended March 31, 2019 and six months ended September 30, 2019, for a total of 21 InMotion™ robots sold prior to the period ended September 30, 2019.

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

It includes the following new features:

·	Enhanced hand-rehabilitation technology: The updated hand robot provides therapy focused on hand opening and grasping for patients ready to retrain reach and grasp functional tasks.

·	InMotion™ EVAL: The InMotion™ ARM/HAND offers the ability to assess hand movements in a precise and objective manner, allowing the clinician to better measure and quantify a patient’s progress and response to therapy.

·	Improved, comprehensive reporting: Optimized report formats provide improved documentation of patient outcomes, improved ease of use and enhanced interpretation of evaluation results, allowing clearer indications of progress over their complete rehabilitation journey, all on one screen.

We are collaborating with Intelliware Development, a leading custom software solutions company based in Toronto to customize and deploy a new software platform, InMotion ConnectTM. InMotion ConnectTM is designed to target the critical need to link patient centric rehabilitation results to patient management portals and electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that leveraging Intelliware’s healthcare software development expertise will ensure the HL7 compliant InMotion ConnectTM will seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management.

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia. On May 17, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd., pursuant to which the Company has a 25% interest and Ginger Capital has a 75% interest. As of the date of this 10-Q, Ginger Capital is obligated to contribute $725,000 to the joint venture and is required to contribute an additional $725,000 by May 22, 2023. To date, the Chinese partners of the JV have contributed $1,100,000 to the JV. Three InMotion™ robots have been delivered from us to the joint venture, which were used for product demonstration and for quality assessment by Chinese authorities. During the period ended September 30, 2019, due to regulatory restrictions only 3 new robots were shipped by Bionik to the Chinese JV according to contract terms.

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

We currently hold an intellectual property portfolio that includes 4 U.S. patents and 2 U.S. pending patent, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. One new provisional patent has recently been filed, pertaining to BIONIK’s InMotion™ Home development, which the Company plans to file as a full patent prior to the 12-month deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion™ Wrist and is licensed to us from the Massachusetts Institute of Technology.

We have filed trademarks in the U.S. and European Union for InMotion™, InMotion Connect™, InMotion Pulse™, and InMotion Insights™; the trademark for InMotion™ is registered in the European Union and pending in the U.S., while InMotion Connect™, InMotion Pulse™, and InMotion Insights™ are pending in both jurisdictions. These trademarks are to be used for the robots and software that Bionik develops and sells related to this product line.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

We introduced our new enhanced commercial version of the InMotion™ product line starting with the InMotion™ Arm in December 2017 and then the InMotion™ Arm/Hand in January 2019. We sold 11 InMotion™ robots in the year ended March 31, 2018, 33 InMotion™ robots in the year ended March 31, 2019 and 2 and 8 robots in the first three and six months respectively ended September 30, 2019.

We had $281,691 and $1,072,070 of revenue for the three and six months ended September 30, 2019 (September 30, 2018 – $547,085 and $1,048,418).

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

From June through September 2019, we issued convertible promissory notes in the aggregate principal amount of $9,000,000 to investors, which included an aggregate of $500,000 from an affiliate of Remi Gaston-Dreyfus, a director and major shareholder of the Company. Pursuant to the terms of such notes, as of September 30, 2019, the principal amount and accrued interest of the notes converted in accordance under their terms into an aggregate of 1,268,191 shares of the Company’s common stock.

In September 2019, we commenced an up to $3 million convertible note offering (or up to $7,000,000 in the discretion of the Company), of which $70,000 has been raised through November12, 2019.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through September 30, 2019 and we have generated a deficit of $51,860,701.

We expect to incur additional operating losses through the fiscal year ending March 31, 2020 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company

For the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018

Sales were $281,691 and $ 1,072,070 for the three and six months ended September 30, 2019 (September 30, 2018 – $547,085 and $1,048,418). The revenues for the three and six months ended September 30, 2019 are comprised of sales of 2 and 8 (September 30, 2018 – 7 and 12) InMotion™ robots, service and warranty income Sales decreased from the prior three and six month corresponding period of 2018 due to the Company’s long sales cycle.

Cost of Sales and Gross Margin

Cost of sales was $83,207 and $419,292 for the three and six months ended September 30, 2019 (September 30, 2018 – $384,073 and $637,236). Gross margin increased to 70.5% and 60.9% for the three and six months ended September 30, 2019 (September 30, 2018 – 29.8% and 39.2%) due to economies of scale deriving from higher volume manufacturing.

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2019 were $3,405,365 and $6,028,354, compared to $2,563,120 and $5,446,061 for the three and six months ended September 30, 2018, as further described below.

For the three and six months ended September 30, 2019, the Company incurred $584,775 and $1,168,507 in sales and marketing expenses, compared to $427,235 and $969,984 for the three and six months ended September 30, 2018. The increase in these expenses is mainly due to the expansion of the commercial team in fiscal 2020.

For the three and six months ended September 30, 2019, the Company incurred research and development expenses of $886,060 and $1,702,583 (September 30, 2018 – $679,049 and $1,355,792). The increase in research and development expenses relates primarily to the additional hires to strengthen the development team to support our new development projects as well as material costs related to the projects being worked on.

The Company incurred general and administrative expenses of $1,199,938 and $2,041,631 for the three and six months ended September 30, 2019, compared to $931,477 and $1,910,956 for the three and six months ended September 30, 2018. The increase in general and administrative expenses in fiscal 2020 over fiscal 2019 resulted from higher consulting, audit, legal and other public and IR related costs.

Stock compensation expense was $638,219 and $925,976 for the three and six months ended September 30, 2019, compared to $439,328 and $1,034,740 for the three and six months ended September 30, 2018, due to increased option grants in the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018.

Amortization of technology and other assets allocated from the purchase of IMT was $69,314 and $138,638 for the three and six months ended September 30, 2019 (September 30, 2018 – $69,315 and $140,368). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were workforce and non-compete agreements which are now fully amortized. Customer relationships are amortized over 10 years, patents and exclusive license agreements over their lifetime and trademarks are indefinite and therefore are not amortized.

Depreciation amounted to $27,059 and $51,029 for the three and six months ended September 30, 2019 (September 30, 2018 – $16,626 and $34,221).

Other Expenses

For the three and six months ended September 30, 2019, the Company recorded $Nil as accretion expense compared to $1,970,167 and $2,104,418 for the three and six months ended September 30, 2018 due to the amortization of the fair value as well as the anti-dilution feature recorded in connection with convertible debt financing. Also connected to this transaction were fair value adjustments for the three and six months ended September 30, 2019 were $Nil (September 30, 2018 – $(382,010) and $(337,923).

For the three and six months ended September 30, 2019, we had a gain of $Nil on the mark to market reevaluation of the shares to be issued. As of September 30, 2018, $2,048,697 was recorded as mark to market reevaluation for the six months ended September 30, 2018 due of shares to be issued due to not having enough authorized shares to issue the shares of common stock upon conversion of our convertible promissory notes on March 31, 2018.

For the three and six months ended September 30, 2019, we incurred other expense of $170,739 and $185,035 (September 30, 2018 – $22,712 and $60,132). The increase in other expenses relates to higher interest expense in connection with indebtedness in the period ended September 30, 2019 compared to the period ended September 30, 2018.

For the three and six months ended September 30, 2019, we incurred a foreign exchange gain (loss) of $5,064 and $(57,283) (September 30, 2018 – ($27,872) and ($69,006)). On April 1, 2015, our subsidiaries changed their functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Comprehensive (Loss)

Comprehensive loss for the three and six months ended September 30, 2019 was $(3,382,684) and $(5,503,328) resulting in loss per share of $(0.87) and $(1.42), and for the three and six months ended September 30, 2018, after retroactive adoption of ASU 2017-11 noted above, comprehensive loss was $(3,983,105) and $(4,743,803), resulting in loss per share of ($1.62) and ($2.02).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. The Company raised in its 2015 private offering net proceeds of $11,341,397. Since 2015, the Company also obtained funds through additional government tax credits, incurring new convertible indebtedness totaling $18,469,681 that has since been converted into equity, a short-term loan of $400,000, that was repaid and raising $1,125,038 in June 2017 from its warrant solicitation. At September 30, 2019, the Company had cash and cash equivalents of $4,674,868. Between June 2019 and September 2019, the Company raised funds through the sale of convertible promissory notes totaling $9 million in principal, which principal and accrued interest converted into 1,268,191 of the Company’s common shares at an average price of $7.21.

Based on our current burn rate, we expect to need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to satisfy our planned liabilities, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for at least the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. We do not have an established source of funds sufficient to cover operating costs after January 15, 2020 at this time and accordingly there can be no assurance that our recently launched $3,000,000 (or up to $7,000,000 in the discretion of the Company) convertible note financing round will be successful or other necessary debt or equity financing will be available or will be available on terms acceptable to us, in which case we may not be able to meet our obligations or fully implement our business plan, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the six months ended September 30, 2019, we used cash in operating activities of ($4,750,770). The similar use of cash in the six months ended September 30, 2019, was a use of $(4,811,572) for the six months ended September 30, 2018.

Net Cash Used in Investing Activities

During the six months ended September 30, 2019, net cash used in investing activities was $(91,141), compared to $(13,640) for the six months ended September 30, 2018. Net cash used in investing activities in the six months ended September 30, 2019 and 2018 was used for the acquisition of equipment related to the Company’s purchase of additional computer equipment, equipment to help with the development of our technology and demo units to assist in the sales process.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9,070,000 for the six months ended September 30, 2019 compared to $4,623,658 for the six months ended September 30, 2018. The increase in the six months ended September 30, 2019 is due to more capital raised in the fiscal 2020 period than the fiscal 2019 period.

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014- 09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended June 30, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company has adopted ASU 2016-01 for the year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for quarterly and interim periods beginning after December 15, 2018. The Company adopted ASU 2016-02 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU 2016-15 for the fiscal year ended March 31, 2019 and it did not have material effect on the consolidated balance sheet or on the consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 during the year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

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

The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017- 01 is effective for acquisitions commencing on or after September 30, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date and the Company does not expect this policy will have a material effect on the consolidated financial position or consolidated statement of cash flows.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2019, an aggregate of 40,560 shares of our common stock were issued upon the exchange and redemption of outstanding Exchangeable Shares for shares of common stock. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

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

Exhibit
Number	Description of Exhibits

10.1	Form of Equity Compensation Agreement – Non-Management Director
10.2	Equity Compensation Agreement, dated October 15, 2019, with Eric Dusseux
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019

Bionik Laboratories Corp.

	By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Leslie Markow
Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

