Form 10-Q
period 2019-12-31
Bionik Laboratories Corp.
filed 2020-02-14
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period ended December 31, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of February 13, 2020, 4,990,741 shares of common stock, par value $0.001 per share were outstanding.

BIONIK LABORATORIES CORP.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Consolidated Interim Balance Sheets as at December 31, 2019 (Unaudited) and March 31, 2019 (Audited)	3
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine month periods ended December 31, 2019 and 2018	4
Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited) for the nine month periods ended December 31, 2019 and 2018	5
Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the nine month periods ended December 31, 2019 and 2018	6
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

SIGNATURES	27

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets (unaudited)

(Amounts expressed in US Dollars)

	As at December 31, 2019	As at March 31, 2019
	$	$
		(Audited)
Assets
Current

Cash and cash equivalents	1,893,517	446,779
Accounts receivable, net of allowance for doubtful accounts of $167,500 (March 31, 2019 - $Nil)	298,129	1,523,193
Prepaid expenses and other receivables (Note 5)	1,729,834	1,355,032
Inventories (Note 6)	1,435,421	405,682
Due from related parties (Note 9(a))	19,394	18,585
Total Current Assets	5,376,295	3,749,271
Equipment (Note 7)	209,593	192,528
Technology and other assets (Note 4)	4,219,779	4,427,722
Goodwill	22,308,275	22,308,275
Total Assets	32,113,942	30,677,796

Current
Accounts Payable (Notes 9(b))	724,047	1,148,852
Accrued liabilities (Notes 8 (and 9(b))	1,188,149	1,653,233
Convertible Loans (Note 8(b))	72,217	-
Deferred revenue - Contract Liabilities	677,752	467,778
Total Current Liabilities	2,662,165	3,269,863
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized, issued and outstanding – 1 (March 31, 2019 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000 (March 31, 2019 – 500,000,000); Issued and outstanding 4,987,245 and 139,589 Exchangeable Shares (March 31, 2019 – 3,661,838 and 196,799 Exchangeable Shares)	5,126	3,858
Additional paid in capital	84,235,153	73,719,299
Deficit	(54,830,651)	(46,357,373)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	29,451,777	27,407,933
Total Liabilities and Shareholders' Equity	32,113,942	30,677,796

Commitments and Contingencies (Note 13)
Subsequent Event (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)

For the three and nine month periods ended December 31, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended December 31, 2019	Nine months ended December 31, 2019	Three months ended December 31, 2018	Nine months ended December 31, 2018
	$	$	$	$
Sales	158,005	1,230,074	930,257	1,978,675
Cost of Sales	143,595	562,887	450,304	1,087,540
Gross Margin	14,410	667,187	479,953	891,135

Operating expenses
Sales and marketing	480,834	1,649,340	515,439	1,485,423
Research and development	1,021,418	2,724,000	779,283	2,135,075
General and administrative	1,087,431	3,129,063	1,022,024	2,932,980
Share-based compensation expense (Note 11)	447,219	1,373,195	191,634	1,226,374
Amortization (Note 4)	69,314	207,943	69,314	209,682
Depreciation (Note 7)	27,636	78,665	15,969	50,190
Total operating expenses	3,133,852	9,162,206	2,593,663	8,039,724

Other (income) expenses
Accretion expense	-	-	316,642	2,421,060
Fair Value Adjustment	-	-	-	(337,923)
(Gain) on mark to market re-evaluation		-	-	(2,048,697)
Other income	(107,730)	(108,016)	-	-
Other expense	11,798	197,119	1,520	61,652
Foreign exchange	(53,561)	(110,844)	(47,709)	(116,715)
Total other expenses (income)	(149,493)	(21,741)	270,453	(20,623)
Net (loss) and comprehensive (loss) for the period	(2,969,949)	(8,473,278)	(2,384,163)	(7,127,966)

Loss per share – basic and diluted	(0.58)	(1.99)	(0.91)	(3.14)
Weighted average number of shares outstanding – basic and diluted	5,126,834	4,264,723	2,611,538	2,267,906

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders' Equity

For the nine month periods ended December 31, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Special Voting		Common Shares		Additional Paid		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
		$		$	$	$	$	$
Balance, March 31, 2018	1	-	1,664,002	1,664	56,195,541	(35,776,340)	42,149	20,463,014
Share compensation expense	-	-	-	-	1,226,374	-	-	1,226,374
Conversion of European Promissory notes - 3rd tranche (remainder)	-	-	263,639	264	2,470,358	-	-	2,470,622
Conversion of European Promissory notes - July 20, 2018	-	-	683,395	683	4,732,170	-	-	4,732,853
Stock option and warrant reclassification	-	-	-	-	1,173,534	-	-	1,173,534
Fair value of Anti-dilution feature	-	-	-	-	1,766,495	-	-	1,766,495
Loss on warrant down round feature					6,284	(6,284)		-
Net loss for the year	-	-	-	-	-	(7,127,966)	-	(7,127,966)
Adjustment due to 1:150 share consolidation round-up	-		502	-	-	-	-	-
Balance, December 31, 2018	1	-	2,611,538	2,611	67,570,756	(42,910,590)	42,149	24,704,926
Share compensation expense	-	-	-	-	121,025			121,025
Conversion of European Promissory notes - March 28, 2019	-	-	1,247,099	1,247	6,009,370	-	-	6,010,617
Loss on warrant down round feature	-	-	-	-	18,148	(18,148)	-	-
Net loss for the year	-	-	-	-	-	(3,428,635)	-	(3,428,635)
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933
Share compensation expense	-	-	-	-	1,373,195	-	-	1,373,195
Conversion of Promissory Notes	-	-	1,268,191	1,268	9,142,659	-	-	9,143,927
Net loss for the year	-	-	-	-	-	(8,473,278)	-	(8,473,278)
Adjustment due to 1:150 share consolidation round-up	-	-	6	-	-	-	-	-
Balance, December 31, 2019	1	-	5,126,834	5,126	84,235,153	(54,830,651)	42,149	29,451,777

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows

For the nine months periods ended December 31, 2019 and 2018 (unaudited)

(Amounts expressed in U.S. Dollars)

	Nine months ended December 31, 2019	Nine months ended December 31, 2018
	$	$
Operating activities
Net loss for the period	(8,473,278)	(7,127,966)
Adjustment for items not affecting cash:
Depreciation	78,665	50,190
Amortization	207,943	209,682
Interest expense	146,144	129,933
Share based compensation expense	1,373,195	1,226,374
Accretion expense	-	2,421,060
Fair value adjustment	-	(337,923)
Gain on mark to market re-evaluation	-	(2,048,697)
Allowance for doubtful accounts	167,500	6,001
	(6,499,831)	(5,471,346)
Changes in non-cash working capital items:
Accounts receivable	1,057,564	(1,314,380)
Prepaid expenses and other receivables	(374,802)	(1,398,301)
Due from related parties	(809)	908
Inventories	(1,029,739)	(98,163)
Accounts payable	(424,805)	669,779
Accrued liabilities	(465,084)	(429,935)
Customer advances	-	(800)
Deferred revenue	209,974	162,473
Net cash (used in) operating activities	(7,527,532)	(7,879,765)
Investing activities
Acquisition of equipment	(95,730)	(26,071)
Net cash (used in) investing activities	(95,730)	(26,071)
Financing activities
Proceeds from convertible loans	9,070,000	7,826,633
Repayment of demand notes principal	-	(50,000)
Repayment of demand notes interest	-	(2,975)
Proceeds from short term loan	500,000	-
Repayment of short term loan	(500,000)	-
Net cash provided by financing activities	9,070,000	7,773,658
Net increase (decrease) in cash and cash equivalents for the period	1,446,738	(132,178)
Cash and cash equivalents, beginning of period	446,779	507,311
Cash and cash equivalents, end of period	1,893,517	375,133

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

The Condensed Consolidated Interim Financial Statements have been adjusted retroactively to reflect the 150 to 1 reverse stock split effected on October 29, 2018, as discussed in Note 2

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

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

On April 21, 2016, the Company acquired all of the outstanding shares and, accordingly, all assets and liabilities of Interactive Motion Technologies, Inc. (“IMT”), a Boston, Massachusetts-based global pioneer and leader in providing effective robotic products for neurorehabilitation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 1, 2016, with IMT, Hermano Igo Krebs, and Bionik Mergerco Inc., a Massachusetts corporation and the Company’s wholly owned subsidiary (“Bionik Mergerco”). The merger agreement provided for the merger of Bionik Mergerco with and into IMT, with IMT surviving the merger as the Company’s wholly owned subsidiary. In return for acquiring IMT, IMT shareholders received an aggregate of 157,667 shares of the Company’s common stock (Note 4).

On November 6, 2017, the Company approved the authorization of a capital share increase to 250,000,000 from 150,000,000 and on June 12, 2018, the Company approved the authorization of a capital share increase to 500,000,000 from 250,000,000.

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

Going Concern

As at December 31, 2019, the Company had a working capital of $2,714,130 (March 31, 2019 - $479,408) and an accumulated deficit of $(54,830,651) (March 31, 2019 - $(46,357,373)) and the Company incurred comprehensive loss of $(8,473,278) for the nine month period ended December 31, 2019 (December 31, 2018 - $(7,127,966)).

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

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these condensed interim consolidated financial statements.

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

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

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the interim period ended December 31, 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

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

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

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

The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after December 31, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date and the Company does not expect this policy will have a material effect on the consolidated balance sheet or consolidated statement of cash flows.

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $162,449 at December 31, 2019 (March 31, 2019 - $143,500). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $26,911 of expenses related to warranty expenses and recorded this expense in cost of goods sold for the nine month period ended December 31, 2019 (December 31, 2018 – $35,618)

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the nine months ended December 31, 2019, and the year ended March 31, 2019:

Intangible assets acquired	Amortization period (years)	Value Acquired	Amortization March 31, 2019	Value at March 31, 2019	Amortization December 31, 2019	Value at December 31, 2019
		$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	134,090	911,440	100,566	810,874
Trademark	Indefinite	2,505,907	-	2,505,907	-	2,505,907
Customer relationships	10	1,431,680	143,168	1,010,375	107,377	902,998
Non compete agreement	2	61,366	1,739	-	-	-
Assembled workforce	1	275,720	-	-	-	-
		5,580,704	278,997	4,427,722	207,943	4,219,779

Amortization expense for the technology and other assets was $207,943 and $209,682 for the nine months ended December 31, 2019 and 2018, respectively. Amortization expensed for the technology and other assets was $69,314 and $69,314 for the three months ended December 31, 2019 and 2018, respectively.

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	December 31, 2019	March 31, 2019
	$	$
Prepaid expenses and other receivables	72,351	92,170
Prepaid inventory a)	1,506,197	1,144,392
Prepaid insurance	118,243	66,320
Sales taxes receivable b)	33,043	52,150
	1,729,834	1,355,032

a) The Company is committed to pay an additional $753,000 for completed robots in the next three to six months.

b) Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6.	INVENTORIES

	December 31, 2019	March 31, 2019
Finished Goods	$1,435,421	$405,682

During the three and nine month period ended December 31, 2019, the Company expensed $118,844 and $495,483 in inventory as cost of sales (December 31, 2018 - $392,190 and $986,362). The Company no longer maintains a raw materials inventory as it has outsourced its manufacturing to a third party.

7.	EQUIPMENT

Equipment consisted of the following as at December 31, 2019 and March 31, 2019:

	December 31, 2019			March 31, 2019
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	301,506	259,314	42,192	286,855	243,346	43,509
Furniture and fixtures	36,795	30,651	6,144	36,795	29,648	7,147
Demonstration equipment	352,694	204,494	148,200	271,615	147,257	124,358
Manufacturing equipment	88,742	86,582	2,160	88,742	86,230	2,512
Tools and parts	11,422	7,431	3,991	11,422	6,779	4,643
Assets under capital lease	23,019	16,113	6,906	23,019	12,660	10,359
	814,178	604,585	209,593	718,448	525,920	192,528

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three-and nine month period ended December 31, 2019 was $27,636 and $78,665 (December 31, 2018 - $15,969 and $50,190, respectively).

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

8.	NOTES PAYABLE

(a)	Convertible Loans Payable

During the nine months ended December 31, 2019, the Company received loans from new and existing investors totaling $9,000,000 pursuant to an up to $9,000,000 convertible note offering. This included the conversion and satisfaction of an existing $500,000 term loan at June 30, 2019. The convertible notes bore interest at a fixed rate of 1% per month until September 30, 2019 and $6,070,000 of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $6.80 per share and $2,930,000 of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $8.265. The terms of the two tranches were identical outside of the conversion price.

The interest accrued on these convertible loans for the three and nine months ended December 31, 2019 was $Nil and $143,927 respectively and the accrued interest was converted into shares at the respective conversion prices.

In the event the Company raises capital through the sale of Common Stock for cash during the period ending on the three year anniversary of the earliest issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) is less than the original Conversion Price, then in such event the Company shall issue to all convertible loan holder, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has early adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

March 31, 2019	-
Convertible loans issued	$9,000,000
Interest	143,927
Convertible loans and interest converted in 1,268,191 shares	(9,143,927)
December 31, 2019	$-

(b)	Convertible Loans Payable

During the nine months ended December 31, 2019, the Company received $70,000 from an existing investor pursuant to a $3,000,000 (or up to $7,000,000 at the discretion of the Company) convertible note offering. The convertible notes bear interest at a fixed rate at 1% per month and will be payable, along with the principal amount on the earlier of (the “Maturity Date”); (a) March 20, 2020 and (b) the consummation of the offering provided that the Company raises in one or more tranches aggregate gross proceeds of no less than $3,000,000. The convertible loans will be convertible into equity of the Company upon the following events on the following terms:

(i)            On the Maturity Date, the outstanding principal and accrued and unpaid interest under the convertible note will be converted into shares of common stock at a conversion price of $8.55 per shares in the event of an investment on or prior to December 31, 2019, and $9.50 per share in the event of an investment after December 31, 2019 (the “Conversion Price”).

(ii)            Upon a change of control transaction prior to the Maturity Date, the outstanding principal and accrued and unpaid interest under the convertible notes would, at the election of the holders of a majority of the outstanding principal of the loans under the offering, be either (i) payable upon demand as of the closing of such change of control transaction or (ii) convertible into shares of the Company’s common stock immediately prior to such change of control transaction at a price per share equal to the lesser of (x) the Conversion Price or (y) the per share consideration to be received by the holders of the common stock in such change of control transaction.

The interest accrued on these convertible loans for the three and nine months ended December 31, 2019 was $2,100 and $2,217.

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

9.	RELATED PARTY TRANSACTIONS AND BALANCES

(a)	Due from related parties

At December 31, 2019, there was an outstanding loan to the Chief Technology Officer (“CTO”) of the Company of $19,394 (March 31, 2019 – $18,585). The loan had an interest rate of 1% until June 30, 2018 and 2% after this date based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the nine month period ended December 31, 2019, the Company accrued interest receivable in the amount of $273(March 31, 2019 – $353); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

(b)	Accounts payable and accrued liabilities

As at December 31, 2019, $1,957 (March 31, 2019 – $229,473) was owing to the CEO of the Company; $1,514 (March 31, 2019 – $14,851) was owing to the Chief Technology Officer; $1,670 (March 31, 2019 – $33,387) was owing to the Chief Financial Officer (“CFO”), $Nil (March 31, 2019 – $28,025) was owing to the current and former Chief Commercial Officer (“CCO”), all related to bonuses and business expenses. All bonuses accrued at March 31, 2019 have been paid.

10.	SHARE CAPITAL

	December 31, 2019		March 31, 2019
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	196,799	197	295,146	295
Converted into common shares (a)	(57,210)	(57)	(98,347)	(98)
Balance at end of period	139,589	140	196,799	197
Common Shares
Balance at beginning of the period	3,661,838	3,661	1,368,856	1,369
Shares issued to exchangeable shareholders (a)	57,210	57	98,347	98
Shares issued on conversion of loans (b)	1,268,191	1,268	2,194,133	2,194
Share consolidation rounding adjustment (c)	6	-	502	-
Balance at end of the period	4,987,245	4,986	3,661,838	3,661
TOTAL SHARES	5,126,834	5,126	3,858,637	3,858

(a)	During the nine months ended December 31, 2019 57,210 exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms. (March 31, 2019 – 98,347 shares)

(b)	On September 30, 2019 $9,143,927 of promissory notes and interest were converted into 1,268,191 common shares. These shareholders have price protection until June 10, 2022. During the year ended March 31, 2019, after the increase of the number of authorized shares to 500,000,000, the company issued the outstanding 263,639 common shares related to the March 31, 2018 promissory note conversion. In addition, there was a $2,048,697 gain recorded in the year connected to the difference of the market value of the shares, outstanding options and warrants at March 31, 2018 and their value at June 12, 2018, the time of the authorized share increase and share issuance. On July 20, 2018 the Company converted $4,708,306 of notes payable and interest into 683,395 common shares and on March 28, 2019 the Company converted $4,848,117 of notes payable and interest into 1,247,099 common shares.

(c)	On October 29, 2018, the Company completed a one-for-one hundred and fifty (1:150) reverse stock consolidation that has been reflected in all shares and per share amounts, warrants and options.

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

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

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

On April 26, 2016, the Company issued 1,667 options to an employee with an exercise price of $150.00 per share that will vest over three years at the anniversary date. The grant fair value was $213,750. During the three and nine months ended December 31, 2019 $Nil and $3,431 (December 31, 2018 – $15,833 and $51,458) was recognized as stock compensation expense due to the employee leaving the Company.

On February 6, 2017, the Company issued 2,667 options to an employee with an exercise price of $105.00 per share that will vest over three years at the anniversary date. The grant fair value was $245,200. During the three and nine months ended December 31, 2019 $20,433 and $61,299 (December 31, 2018 – $20,433 and $61,300) of stock compensation expense was recognized.

On September 1, 2017, the Company granted 81,436 options at $24.15 per share equally to an executive officer and a consultant, who is now the Chairman of the Company. 27,148 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years for the CEO, for our Chairman the options vest over 5 years. The grant date fair value was $1,832,304 and $57,259 and $248,124 is the current expense for the three and nine months ended December 31, 2019 (December 31, 2018 – $57,259 and $286,297).

On January 24, 2018, the Company granted 24,267 options at $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. 7,334 options were cancelled for the year ended March 31, 2019 and 1,423 and 2,700 for the three and nine month period ended December 31, 2019. The grant fair value was $491,036 and $26,357 and $81,216 is the current stock compensation expense for the three and nine months ended December 31, 2019 (December 31, 2018 – $34,643 and $111,611).

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

On June 11, 2018, the Company granted to an executive officer, 5,000 options with an exercise price of $6.93 per share that vest over three years from the anniversary of the grant and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $30,341 and $Nil and $1,686 of stock compensation was recognized for three and nine months ended December 31, 2019 (December 31, 2018 $2,528 and $3,090). This executive left the Company and all 5,000 options were cancelled, as they had not vested.

On May 31, 2019 169,882 options were issued to employees and directors of the Company with an exercise price of $3.16 per share that vest over 18 months, with one third immediately vesting and one third vesting in each of the following two 6-month periods and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $453,585 and 1,546 options were cancelled and $78,114 and $339,109 of stock compensation was recognized for three and nine months ended December 31, 2019.

On July 26, 2019, 484,612 options were granted to employees and consultants at an exercise price of $3.595. The options were using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $1,525,525, 9,299 options were cancelled and $263,888 and $636,812 of stock compensation was recognized for three and nine months ended December 31, 2019.

On September 3, 2019, 5,000 options were granted to an employee at an exercise price of $3.20 which vest over three years starting September 3, 2020. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $14,010 and $1,168 and $1,518 of stock compensation was recognized for the three and nine months ended December 31, 2019

During the three and nine months ended December 31, 2019, the Company recorded $447,219 and $1,373,195 in share-based compensation related to the vesting of stock options (December 31, 2018 – $191,634 and $1,226,374).

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

11.	STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of December 31, 2019:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.500	630	20-Jun-21	630
34.500	13,212	01-Jul-21	13,212
34.500	944	17-Feb-22	944
183.000	2,667	24-Nov-22	2,667
150.000	11,400	14-Dec-22	11,400
142.500	359	28-Mar-23	359
157.500	1,387	28-Mar-23	1,387
105.000	2,667	06-Feb-24	1,778
102.000	1,667	13-Feb-24	1,667
142.500	106	03-Mar-24	106
157.500	408	03-Mar-24	408
142.500	43	14-Mar-24	43
157.500	164	14-Mar-24	164
142.500	327	30-Sep-24	327
157.500	1,264	30-Sep-24	1,264
24.150	81,436	01-Sep-27	40,722
23.250	14,400	24-Jan-25	5,533
9.735	40,000	19-Apr-28	40,000
3.16	168,336	31-May-26	113,257
3.595	475,373	26-Jul-26	58,639
3.20	5,000	03-Sept-26	-
	821,790		294,507

The weighted-average remaining contractual term of the outstanding options is 6.53 years (March 31, 2019 – 7.20 years) and for the options that are exercisable the weighted average is 6.38 years (March 31, 2019 – 6.80 years).

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding and exercisable, March 31, 2018 and December 31, 2018	365,974	53.19
Issued in connection with anti-dilution provision connected warrant transaction	67,952	55.71
Issued in connection with anti-dilution provision connected warrant transaction	6,305	34.50
Issued in connection with anti-dilution provision connected warrant transaction	52,590	38.91
Expired	(204,304)	(51.85)
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable, December 31, 2019	125,034	20.07

During the nine months ended December 31, 2019, 163,483 warrants expired in accordance with their terms (December 31, 2018 – Nil)

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of December 31, 2019.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
37.50	2,667	June 27, 2020
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	125,034

The weighted-average remaining contractual term of the outstanding warrants was 2.53 years (March 31, 2019 – 1.51 years).

Bionik Laboratories Corp.

Notes to the Financial Statements

For the three and nine months ended December 31, 2019

Amounts expressed in US dollars (unaudited)

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

Commitments

(a)	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and current CTO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and current CTO collectively, 2,134 common shares. As at December 31, 2019 these shares have not yet been issued.

(b)	On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form China Bionik Medical Rehabilitation Technology Ltd. (“China JV”), in which the Company will have a 25% interest and the JV Partner 75%. The China JV was formally established on receiving a business license on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of the date of establishment, $435,000 12 months later and $725,000, 60 months after the date of establishment. The Company is required to license certain intellectual property to the China JV. The Company is applying the equity method of accounting to the joint venture. As of December 31, 2019, the Company has provided certain technical information to the Chinese JV in order to obtain Chinese regulatory approvals. The Company is considering next steps with the Chinese JV due to its failure to pay $167,500 under the terms of the invoice. The Chinese JV is facing difficulties to import robots into China, under current circumstances.

(c)	In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, with a former director as a co-licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

(d)	In connection with a renegotiated contract entered into with a South Korean distributor, the Company must provide three robots to the distributor at no cost.

14. SUBSEQUENT EVENT

Subsequent of December 31, 2019, 3,496 common shares were issued in exchange for exchangeable shares on a 1 for 1 basis.

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

The Company uses artificial intelligence and machine learning technologies to make rehabilitation methods and processes smarter and more intuitive to deliver greater recovery for patients with neurological or mobility impairments. These technologies allow large amounts of data to be collected and processed in real-time, enabling appropriately challenging and individualized therapy during every treatment session. This is the foundation of the InMotion® therapy. The Company’s rehabilitation therapy robots are built on an artificial intelligence platform, measuring the position, the speed and the acceleration of the patient 200 times per second. The artificial intelligence platform is designed to adapt in real time to the patient’s needs and progress while providing quantifiable feedback of a patient’s progress and performance, in a way that the Company believes a trained clinician cannot.

Based on this foundational work, the Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals, including three InMotion® robots currently in the market and two products in varying stages of development.

The InMotion® therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. The InMotion® Robots - the InMotion® ARM, InMotion® WRIST and the InMotion® ARM/HAND – are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to maximize neurorecovery. The Company may develop a next generation/home version of the InMotion® upper-body rehabilitation technology, as well as a lower-body wearable assistive product, in technical development, based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better. The Company intends to launch these new products into the market when the Company has sufficient funds to develop these products.

The InMotion® ARM InMotion® ARM/HAND, and InMotion® WRIST are robotic therapies for the upper limbs. InMotion® robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 280 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we are also developing “InMotion® Home”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion® clinical products.

We believe recent payment changes in the US marketplace proposed and finalized by the Centers for Medicare and Medicaid Services create a favorable environment for greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post-Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well. It is resulting in IRF providers being publicly ranked on Medicare website, as well as financially rewarded, for quality reporting and better outcomes.

We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion® robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine and Stroke).

An earlier model of InMotion® robots were used in a multicenter randomized controlled phase III interventional trial, funded by the National Institute for Health Research Health Technology Assessment Program (RATULS) in the United Kingdom. The study was completed in 2018, included the enrollment of 770 stroke patients in a multi-center randomized controlled research trial to evaluate the clinical and cost effectiveness of robot-assisted training in post-stoke care. The Company is pleased that the RATULS trial confirmed the finding of previous research studies which demonstrated that robot assisted therapy improved upper limb impairment when compared with conventional care of stroke victims. The primary outcome for upper limb success was determined by an Action Research Arm Test (ARAT), with four distinct success criteria that varied according to baseline severity. This test with these success criteria was developed by the RATULS trial team for this study and has not been used previously in clinical trials. The findings of this major research trial demonstrated that robot assisted therapy improved upper limb impairment, however, using this ARAT measurement, the trial was unable to conclude that robot assisted therapy or enhance upper limb therapy resulted in improved upper limb functionality after stroke compared with usual care provided to patients with stroke related upper limb functional limitation. The study findings also showed that the attrition rate was drastically reduced in the patient population following either robotic therapy or enhanced upper limb therapy versus usual care only. Most of the withdrawals from the study were before 3 months of usual care due to the disappointment with the treatment allocation.

We may in the future further augment our product portfolio through technology acquisition opportunities should they come available and if we are sufficiently capitalized to undertake these investments.

On December 14, 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion® ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion® ARM Interactive Therapy System for each future facilities of Kindred, during the four-year minimum term of the Agreement. Kindred entered into an initial purchase order for nine InMotion® ARM Interactive Therapy System that shipped before December 31, 2018, with further robots in the year ended March 31, 2019. 21 InMotion® robots were sold prior to the period ended December 31, 2019.

On January 23, 2019, we announced the commercial launch of our newest generation InMotion® ARM/HAND robotic system for clinical rehabilitation of stroke survivors and those with mobility impairments due to neurological conditions. The improved new generation InMotion® ARM/HAND was developed according to the same principals of motor learning and neuro plasticity that were incorporated into the original InMotion® ARM robotic system and utilizes artificial intelligence and data analysis to provide individualized therapy and reports that empower patients.

It includes the following new features:

•	Enhanced hand-rehabilitation technology: The updated hand robot provides therapy focused on hand opening and grasping for patients ready to retrain reach and grasp functional tasks.

•	InMotion® EVAL: The InMotion® ARM/HAND offers the ability to assess hand movements in a precise and objective manner, allowing the clinician to better measure and quantify a patient’s progress and response to therapy.

•	Improved, comprehensive reporting: Optimized report formats provide improved documentation of patient outcomes, improved ease of use and enhanced interpretation of evaluation results, allowing clearer indications of progress over their complete rehabilitation journey, all on one screen.

We are collaborating with Intelliware Development, a leading custom software solutions company based in Toronto to customize and deploy a new software platform, InMotion Connect™

InMotion Connect™is designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion Connect™ readily provides the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital systems, patients progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that leveraging Intelliware’s healthcare software development expertise will ensure the HL7 compliant InMotion Connect™will seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results.

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia.

In May 17, 2017, we entered into a Co-operative Joint Venture Contract with Ginger Capital Investment Holding Ltd., pursuant to which the Company has a 25% interest and Ginger Capital has a 75% interest. As of the date of this 10-Q, Ginger Capital is obligated to contribute $725,000 to the joint venture and is required to contribute an additional $725,000 by May 22, 2023. To date, the Chinese partners of the JV have contributed $1,100,000 to the JV. Three InMotion® robots have been delivered from us to the joint venture, which were used for product demonstration and for quality assessment by Chinese authorities. During the nine months ended December 31, 2019, due to regulatory restrictions only 3 new robots were shipped by Bionik to the Chinese JV according to contract terms. The Company is considering next steps with the Chinese JV due to its failure to pay $167,500 under the terms of the invoice. The Chinese JV is facing difficulties to import robots into China, under current circumstances.

On June 20, 2017, we entered into a joint development and manufacturing agreement with Wistron Medical Tech Holding Company of Taiwan to jointly develop a lower body assistive robotic product based on the ARKE technology for the consumer home market. As the lower body assistive robotic device is on an engineering hold due to prioritizing the development of the InMotion® Next generation platform/Home robotic device, no work has been done with Wistron recently.

We have also entered into an agreement with Cogmedix Inc., a wholly owned subsidiary of Coghlin Companies, a medical device development and manufacturing company located in West Boylston, MA, for the production of InMotion® robots. The initial agreement is for turnkey, compliant manufacturing with the capability of scaling faster production to meet increased volume as the Company grows. In addition, our Massachusetts-based manufacturing facility is compliant with ISO- 13485 and FDA regulations.

We currently hold an intellectual property portfolio that includes 4 U.S. patents and 2 U.S. pending patent, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. One new provisional patent has recently been filed, pertaining to BIONIK’s InMotion® Home development, which the Company plans to file as a full patent prior to the 12-month deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion® Wrist and is licensed to us from the Massachusetts Institute of Technology.

We have filed trademarks in the U.S. and European Union for InMotion®, InMotion Connect™, InMotion Pulse™, and InMotion Insights™; the trademark for InMotion® is registered in the European Union and in the U.S., while InMotion Connect™, InMotion Pulse™, and InMotion Insights™ are pending in both jurisdictions. These trademarks are to be used for the robots and software that Bionik develops and sells related to this product line.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

We introduced our new enhanced commercial version of the InMotion® product line starting with the InMotion® Arm in December 2017 and then the InMotion® Arm/Hand in January 2019. We sold 11 InMotion® robots in the year ended March 31, 2018, 33 InMotion® robots in the year ended March 31, 2019 and 11 robots in the nine months ended December 31, 2019. On January 13, 2020, the Company received a purchase order for 6 InMotion® Arm/Hand robotic devices.

We had $158,005 and $1,230,074 of revenue for the three and nine months ended December 31, 2019 (December 31, 2018 – $930,257 and $1,978,675).

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

From June through September 2019, we issued convertible promissory notes in the aggregate principal amount of $9,000,000 to investors, which included an aggregate of $500,000 from an affiliate of Remi Gaston-Dreyfus, a director and major shareholder of the Company. Pursuant to the terms of such notes, on September 30, 2019, the principal amount and accrued interest of the notes converted in accordance under their terms into an aggregate of 1,268,191 shares of the Company’s common stock.

In October 2019, we commenced an up to $3 million convertible note offering (or up to $7,000,000 in the discretion of the Company), of which $70,000 has been raised through February 13, 2020.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through December 31, 2019, we have generated a deficit of $54,830,651.

We expect to incur additional operating losses through the fiscal year ending March 31, 2020 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

For the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2018

Sales were $158,005 and $1,230,074 for the three and nine months ended December 31, 2019 (December 31, 2018 – $930,257 and $1,978,675). The revenues for the three and nine months ended December 31, 2019 are comprised of sales of 1 and 11 (December 31, 2018 – 9 and 21) InMotion™ robots, service and warranty income. Sales decreased from the prior three and nine month corresponding period of 2018 due to the Company’s long sales cycle, whereas in 2018 there was a large purchase of 21 robots by one hospital group.

Cost of Sales and Gross Margin

Cost of sales was $143,595 and $562,887 for the three and nine months ended December 31, 2019 (December 31, 2018 – $450,304 and $1,087,540). Gross margins were 9.1% and 54.2% for the three and nine months ended December 31, 2019, respectively (December 31, 2018 – 51.6% and 45%, respectively). The decrease in gross margins from the corresponding periods of 2018 is due to 2 robots being provided as upgrades at no sales value, in connection with a commitment made by the Company.

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 2019 were $3,133,852 and $9,162,206, compared to $2,593,663 and $8,039,724 for the three and nine months ended December 31, 2018, as further described below.

For the three and nine months ended December 31, 2019, the Company incurred $480,834 and $1,649,340 in sales and marketing expenses, compared to $515,439 and $1,485,423 for the three and nine months ended December 31, 2018. The increase in these expenses for the nine months is mainly due to the attendance at more sales conferences in fiscal 2020 over fiscal 2019.

For the three and nine months ended December 31, 2019, the Company incurred research and development expenses of $1,021,418 and $2,724,000 (December 31, 2018 – $779,283 and $2,135,075). The increase in research and development expenses relates primarily to the additional hires to strengthen the development team to support our new development projects as well as material costs related to the projects being worked on.

The Company incurred general and administrative expenses of $1,087,431 and $3,129,063 for the three and nine months ended December 31, 2019, compared to $1,022,024 and $2,932,980 for the three and nine months ended December 31, 2018.

Stock compensation expense was $447,219 and $1,373,195 for the three and nine months ended December 31, 2019, compared to $191,634 and $1,226,374 for the three and nine months ended December 31, 2018, due to increased option vesting in the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.

Amortization of technology and other assets allocated from the purchase of IMT was $69,314 and $207,943 for the three and nine months ended December 31, 2019 (December 31, 2018 – $69,314 and $209,682). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were workforce and non- compete agreements which are now fully amortized. Customer relationships are amortized over 10 years, patents and exclusive license agreements over their lifetime and trademarks are indefinite and therefore are not amortized.

Depreciation on equipment amounted to $27,636 and $78,665 for the three and nine months ended December 31, 2019 (December 31, 2018 – $15,969 and $50,190).

Other Expenses

For the three and nine months ended December 31, 2019, the Company recorded $Nil as accretion expense compared to $316,642 and $2,421,060 for the three and nine months ended December 31, 2018, due to the amortization of the fair value as well as the anti-dilution feature recorded in connection with convertible debt financing. Also connected to this transaction were fair value adjustment in the three and nine months ended December 31, 2018 – $Nil and $337,923.

For the three and nine months ended December 31, 2019, we had a gain of $Nil on the mark to market reevaluation of the shares to be issued. As of December 31, 2018, $2,048,697 was recorded as mark to market reevaluation for the nine months ended December 31, 2018 due of shares to be issued due to not having enough authorized shares to issue the shares of common stock upon conversion of our convertible promissory notes on March 31, 2018.

For the three and nine months ended December 31, 2019, we incurred other expense of $11,798 and $197,119 (December 31, 2018 – $1,520 and $60,152). The increase in other expenses relates to higher interest expense in connection with indebtedness in the period ended December 31, 2019 compared to the period ended December 31, 2018.

For the three and nine months ended December 31, 2019, we incurred a foreign exchange (loss) of $(53,561) and $(110,844) (December 31, 2018 – ($47,709) and ($116,715)). On April 1, 2015, our subsidiaries changed their functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Comprehensive (Loss)

Comprehensive loss for the three and nine months ended December 31, 2019 was $(2,969,949) and $(8,473,278), resulting in a loss per share of $(0.58) and $(1.99), and for the three and nine months ended December 31, 2018, after retroactive adoption of ASU 2017-11 noted above, comprehensive loss was $(2,384,163) and $(7,127,966), resulting in a loss per share of ($0.91) and ($3.14).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. The Company raised in its 2015 private offering net proceeds of $11,341,397. Since 2015, the Company also obtained funds through additional government tax credits, incurring new convertible indebtedness totaling $18,469,681 that has since been converted into equity, a short-term loan of $400,000 that was repaid, and raising $1,125,038 in June 2017 from its warrant solicitation. At December 31, 2019, the Company had cash and cash equivalents of $1,893,517. Between June 2019 and September 2019, the Company raised funds through the sale of convertible promissory notes totaling $9 million in principal, which principal and accrued interest converted into 1,268,191 of the Company’s common shares at an average price of $7.21.

Based on our current burn rate, we expect to need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to satisfy our planned liabilities, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for at least the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. We do not have an established source of funds sufficient to cover operating costs after February 28, 2020 at this time and accordingly there can be no assurance that our recently launched $3,000,000 (or up to $7,000,000 in the discretion of the Company) convertible note financing round will be successful or other necessary debt or equity financing will be available or will be available on terms acceptable to us, in which case we may not be able to meet our obligations or fully implement our business plan, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Cash Used in Operating Activities

During the nine months ended December 31, 2019, we used cash in operating activities of $(7,527,532), compared to the use of cash in operating activities in the nine months ended December 31, 2018 of $(7,879,765).

Net Cash Used in Investing Activities

During the nine months ended December 31, 2019, net cash used in investing activities was $(95,730), compared to $(26,071) for the nine months ended December 31, 2018. Net cash used in investing activities in the nine months ended December 31, 2019 and 2018 was used for the acquisition of equipment related to the Company’s purchase of additional computer equipment, equipment to help with the development of our technology and demo units to assist in the sales process.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9,070,000 for the nine months ended December 31, 2019 compared to $7,773,658 for the nine months ended December 31, 2018. The increase in the nine months ended December 31, 2019 is due to more capital raised in the fiscal 2020 period than the fiscal 2019 period.

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

The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017- 01 is effective for acquisitions commencing on or after December 31, 2019, with early adoption permitted. Adoption of this guidance will be applied prospectively on or after the effective date and the Company does not expect this policy will have a material effect on the consolidated financial position or consolidated statement of cash flows.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2019, an aggregate of 11,653 shares of our common stock were issued upon the exchange and redemption of outstanding Exchangeable Shares for shares of common stock. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

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

Date: February 14, 2020

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leslie Markow
Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

