Form 10-K
period 2020-03-31
Bionik Laboratories Corp.
filed 2020-06-30
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, at September 30, 2019 was $8,546,267.50.

The number of shares of the registrant’s common stock outstanding as of June 25, 2020 was 5,009,151 shares of common stock, par value $0.001 per share.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

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

COVID-19

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold. This, along with our typically long sales cycle, has affected our ability to generate revenues in recent months. As a result, we have taken steps to address the decrease in revenue, as follows:

•	Effective April 1, 2020, we furloughed three employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most Canadian employees were returned to their normal base salary. Senior management are continuing with the previously established salary deferrals.

•

On May 6, 2020, our U.S. subsidiary received funding in the original principal amount of $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. We are using the proceeds from this funding for eligible purposes, including to retain workers and maintain payroll or make mortgage interest payments, lease payments, and utility payments. The loan was funded by Bank of America, N.A. pursuant to the terms of a Promissory Note dated as of May 1, 2020. We intend to apply for forgiveness for all or a portion of the loans in accordance with applicable law.

•	Effective May 16, 2020, our Canada operations secured $20,000 of government financial relief under the Canadian Emergency Wage Subsidy, which is available monthly until August 2020 which was used to return the salaries of many of our Canadian employees back to their full amount.

•

The Company has reduced working on its research and development projects to focus only on the development of InMotion ConnectTM, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their InMotion® robotic devices productivity.

Recent Developments

On May 18, 2020, we terminated our Distribution Agreement dated May 17, 2017 with China Bionik Medical Rehabilitation Technology Ltd., and the related License Agreement dated May 17, 2017. The Distribution Agreement and the License Agreement were originally entered into as part of the Company’s cooperative joint venture in China evidenced by that Co-operative Joint Venture Contract dated May 17, 2017, as amended, made between the Company and Ginger Capital Investment Holding, Ltd. As a result of the termination of the Distribution Agreement and the License Agreement, we further gave notice to Ginger Capital that we were terminating the Co-operative Joint Venture Contract in accordance with its terms.

In September 2019, we commenced an up to $3 million convertible note offering (subsequently increased to $7,000,000), of which $70,000 was raised through March 31, 2020 and an additional approximately $1,302,575 was raised in June 2020. In addition, on March 23, 2020, we borrowed $2,000,000 evidenced by a term promissory note from an existing stockholder and lender of the Company.

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

Bionik Laboratories Inc. was incorporated on March 24, 2011 under the Canada Business Corporations Act.

On February 26, 2015, we entered into an Investment Agreement with Bionik Acquisition Inc., a company existing under the laws of Canada and our wholly owned subsidiary, and Bionik Canada whereby we acquired 100 Class 1 common shares of Bionik Canada representing 100% of the outstanding Class 1 common shares of Bionik Canada. After giving effect to this and related transactions, we commenced operations through Bionik Canada. Subsequently, on April 21, 2016, we acquired Interactive Motion Technologies, Inc., or IMT, a Boston, Massachusetts-based provider of effective robotic products for neurorehabilitation, including all its owned and licensed products both commercialized and in development.

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

Our Business

The InMotion® therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. The InMotion® Robots - the InMotion® ARM, InMotion® WRIST and the InMotion® ARM/HAND – are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to maximize neurorecovery.

The Company commenced developing a next generation home version of the InMotion® upper-body rehabilitation technology, and may develop a lower-body wearable assistive product which is in technical development and based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better. The Company intends to continue development of these new products as when the Company has sufficient funds and resources. We may in the future further augment our product portfolio through technology acquisition opportunities should they become available and if we are sufficiently capitalized to undertake these investments.

The InMotion® ARM, InMotion® ARM/HAND, and InMotion® WRIST are robotic therapies for the upper limbs. InMotion® robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 280 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we are also developing “InMotion HomeTM”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion® clinical products.

We believe recent payment changes in the U.S. marketplace proposed and finalized by the Centers for Medicare and Medicaid Services will create a favorable environment for greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post-Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well, resulting in such providers being publicly ranked, as well as financially rewarded, for quality reporting and better outcomes.

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

We collaborated with Intelliware Development, a leading custom software solutions company based in Toronto, to customize and deploy a new software platform, InMotion ConnectTM. InMotion ConnectTM is designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion ConnectTM will provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their robotic devices’ productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital system, patients progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that leveraging Intelliware’s healthcare software development expertise will ensure the HL7 compliant InMotion Connect™ will seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results.

On December 14, 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion® ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion® ARM Interactive Therapy System for each future facilities of Kindred, during the four-year minimum term of the Agreement. 21 InMotion® robots were sold in total to Kindred by March 31, 2019.

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia.

We have also entered into an agreement with Cogmedix Inc., a wholly owned subsidiary of Coghlin Companies, a medical device development and manufacturing company located in West Boylston, MA, to produce InMotion® robots. The initial agreement is for turnkey, compliant manufacturing with the capability of scaling faster production to meet increased volume as the Company grows. In addition, our Massachusetts-based manufacturing facility is compliant with ISO- 13485 and FDA regulations.

We currently hold an intellectual property portfolio that includes 5 U.S. patents and 1 U.S. pending patent, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Two provisional patents have recently been filed, pertaining to BIONIK’s InMotion HomeTM development and recently launched InMotion ConnectTM platform, each of which the Company plans to file as a full patent prior to the 12-month deadline. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion® Wrist and is licensed to us from the Massachusetts Institute of Technology.

We have filed trademarks in the U.S. and European Union for InMotion®, InMotion Home™, InMotion Connect™, InMotion Pulse™, and InMotion Insights™; the trademark for InMotion® is registered in the European Union and in the U.S., the trademark for InMotion Connect is registered in the European Union and pending in the US, while InMotion Home™, InMotion Pulse™, and InMotion Insights™ are pending in both jurisdictions.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

We introduced our new enhanced commercial version of the InMotion® product line starting with the InMotion® ARM in December 2017 and then the InMotion® ARM/HAND in January 2019. We sold 11 InMotion® robots in the fiscal year ended March 31, 2018, 33 InMotion® robots in the fiscal year ended March 31, 2019 and 17 InMotion® robots for the fiscal year ended March 31, 2020.

We had $2,153,354 of revenue for the fiscal year ended March 31, 2020 compared to $3,246,038 for the fiscal year ended March 31, 2019.

Products in Market

InMotion® Robots

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

We believe that our robotic products have exceptional capacity for measurement and immediate interactive response, which sets them apart from other therapy systems:

•                  Patient can be set up to rehabilitate on the InMotion® robots within 2 minutes.

•                  InMotion® robots senses the patient’s movement and responds to a patient’s continually changing ability.

•                  Using artificial intelligence, the robots guide the exercise treatment accordingly:

•	If the patient is unable to move, the robot assists the patient to initiate movement towards the target.
•	If coordination is a problem, using artificial intelligence, the robot “guides” the movement, allowing the patient to move towards the target and confirming that the patient is practicing the movement the correct way; and
•	As the patient gains movement control, the robot provides less assistance and continually challenges the patient; and provides quantifiable feedback on progress and performance that can be downloaded.

InMotion® robots have been tested by leading medical centers in controlled clinical trials, including large randomized controlled clinical studies. Through research, we have determined that the best way to optimize robot therapy is by allowing the robots to focus on reducing impairments and allowing the therapist to assist on translating the gains into function.

We believe that our modular systems approach to neurorehabilitation is designed to optimize the use of robotics in a manner that is consistent with the latest clinical research and neuroscience, taking into account the latest understanding on motor learning interference and motor memory consolidation.

More than two hundred eighty InMotion® robots have been sold for research and rehabilitation in over 15 countries, including the United States. Extensive research has shown the InMotion® robots to be effective, especially for stroke, cerebral palsy and Parkinson’s disease. Based on clinical trials using the InMotion® ARM, the American Heart Association (AHA) Stroke council and the U.S. Department of Veterans Affairs recommended, in 2010, the use of robot-assisted therapy to improve upper extremity motor coordination in individuals with some voluntary finger extension in outpatient and chronic care settings. In the trial conducted by the Department of Veterans Affairs, results demonstrated efficacy and a reduction in healthcare expenses when using the InMotion® ARM when compared to non-robotic therapy.

InMotion® ARM

The InMotion® ARM is an evidence-based intelligent interactive rehabilitation technology that senses patient movements and limitations, providing assistance as needed in real time. It allows clinicians to effectively deliver optimum intensive sensor motor therapy to the shoulder and elbow to achieve the development of new neural pathways and helps patients regain motor function following a neurological condition or injury. We launched in 2018 a new version of the InMotion® ARM, which has a 40% smaller footprint than the previous generation and has wireless report printing, among other improvements. The product is characterized as a Class II medical device by the U.S. Food and Drug Administration (FDA) and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States.

InMotion® ARM/HAND

The InMotion® ARM/HAND provides support for therapy involving reaching with grasp and release movements, and individual hand movements. It allows clinicians to efficiently deliver optimal intensive sensory motor therapy to the hand to develop new neural pathways and helps patients regain motor function following a neurological condition or injury. The product is characterized as a Class II medical device by the U.S. Food and Drug Administration (FDA) and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States.

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

InMotion® WRIST

The InMotion® WRIST is an evidence based interactive rehabilitation device that senses patient movements and limitations and provides assistance as needed. It can accommodate the range of motion of a normal wrist in everyday tasks and can be used by clinicians as a stand-alone treatment option or in addition to the InMotion® ARM. The InMotion® WRIST enables clinicians to efficiently deliver optimum intensive sensor motor wrist and forearm therapy to patients with neurological conditions. The product is characterized as a Class II medical device by the U.S. and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States.

InMotion CONNECTTM

In June 2020, we launched our InMotion Connect™ platform, a comprehensive solution to meet the data connectivity and analytics needs of hospitals and healthcare facilities nationwide that utilize the InMotion® robots.

InMotion Connect™ is a cloud-based data analytics solution that securely streams and stores anonymized data from all connected InMotion® robotics devices to our cloud server hosted by Amazon AWS, providing contextual and relevant data to reach hospital clinicians and management teams when it matters the most. It combines real-time data of each InMotion® robotic device with the deep clinical knowledge and expertise of our clinical specialists to collaboratively partner with each clinic to promote utilization of the robotic devices and support clinician engagement, with the goal of enhancing patient care. Reporting capabilities in the platform focus on deep data analytics with customizable and adaptive dashboards to support effective decision making for clinicians and for hospital management.

Mercy Rehabilitation Hospital Oklahoma City, a Kindred Hospital Rehabilitation Services (“Kindred”) managed site, is our flagship deployment of InMotion Connect™. The deployment follows a pilot program with Kindred where more than 20 hospitals participated in an initiative to use data to empower on-site and hospital system-wide decision making to drive better technology adoption. Cloud-based data analytics were combined with our clinical specialists to collaboratively partner with local staff to drive optimal use of InMotion® technology, while the resulting data was utilized by both local and corporate hospital management to support better utilization of the robots as well as improved patient outcomes.

InMotion Connect™ has been designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion ConnectTM provides the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital systems, patients progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We will ensure the HL7 compliant InMotion Connect™ will seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results.

Product Pipeline

In addition to our existing suite of products, we have other product candidates under development, all of which have been suspended as a result of the COVID-19 pandemic and due to cash constraints.

InMotion HOMETM

The InMotion HomeTM is an upper extremity product that would allow patients to extend their therapy for as long as needed while rehabilitating at home and is being developed on the same design platform as the InMotion® clinical products described above. The InMotion HomeTM is on engineering hold at a technical development stage due to prioritizing the development of the InMotion ConnectTM.

Lower Body Robotic Products

The ARKE is a robotic lower body exoskeleton that was under development and to be designed for wheelchair bound individuals suffering from spinal cord injuries, stroke and other mobility disabilities. As a result of a combination of our concentrating on the commercialization of the InMotion® robots, our lack of additional funds, and changes in the marketplace, we determined to suspend the further development of the ARKE as a rehabilitation device, and instead, building on our existing ARKE exoskeleton technology, focus on a lower body robotic assistive device as well as other technology targeting the consumer market, that could allow mobility impaired individuals to walk better. This product development is on engineering hold at a technical development stage due to prioritizing the development of the InMotion ConnectTM.

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

Competition and Competitive Advantage

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are several companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, having significantly longer operational history and greater financial and other resources.

The primary competitor for the InMotion® product line of upper-body rehabilitation robots is Hocoma, a Swiss-based company. Other competitors include Motorika and Tyromotion as well as other known and unknown smaller potential competitors that may compete with us directly or indirectly. We believe that the InMotion® product line’s primary advantage over Hocoma is the evidence based, research proven data that supports each of our products. Evidence based, research proven data is used to support reimbursement from health systems, insurance companies and governments.

The prime competitors for our lower body robotics assistive device in development are Honda, Cyberdyne and Ekso Bionics. We expect it, once developed, to compete as a personal choice physical enhancement consumer product.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S., Canada, and any other market we may enter. Our existing InMotion® robots and technologies are expected to significantly help with third party clinical trials and our ability to launch our lower-extremity development products into the market, as we intend to leverage third party clinical data on our rehabilitative products and international distributorships and relationships with rehabilitation centers around the world.

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

The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products. The change at the end of 2019 under certain US government plans to reimburse SNF’s (Skilled Nursing Facilities) followed by IRF’s (Inpatient Rehabilitation Facilities) based on outcome and quality data, is currently being rolled out; however, the effect of the COVID-19 pandemic on capital expenditure programs of the healthcare facilities may make it difficult to reach those goals and is still being assessed.

The Company has committed to a commercial strategy to maximize its efforts to position its solutions with multi-location, high patient volume rehabilitation organizations. The Company believes its robotic systems are a good match to the patient care and business objectives relevant to these larger organizations operating on a regional or national basis.

Outside of the US, our focus is to use distributors to sell in local markets and we currently have a distributor in South Korea. As a result of the recent termination of our cooperative joint venture in China, we are evaluating our China strategy. Our efforts to penetrate the European market are supported by having attained the CE marking which signifies that products sold in the European Economic Area (EEA) have been assessed to meet high safety health and environmental protection requirements.

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

Our market strategy also relies on identifying and entering into joint venture arrangements with third parties that can assist us with the development, commercialization and distribution of our technologies and products. For instance, we have entered a relationship with Curexo Inc. of South Korea to distribute our InMotion® robots to that market.

Intellectual Property

We use intellectual property developed, acquired or licensed, including patents, trade secrets and technical innovations to provide our future growth and to build our competitive position. We currently hold an intellectual property portfolio that includes 5 U.S. patents issued and 1 U.S. pending patent, 5 of which are pending internationally, as well as other patents under development. As we continue to expand our intellectual property portfolio, it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that we will have sufficient funds to do so or that competitors will not infringe on our patent rights or otherwise create similar or non- infringing competing products that are technically patentable in their own right.

Our patents and pending patents, the issued ones are expected to expire in 2033 or 2034 and the pending one is to be determined, are as follows:

Patent	Status
Robotics	Filed US
Algorithms & Control Systems	Issued in US & pending International
Sensory Technology	Issued in US & pending International
Robotics	Issued in US & pending International
Robotics	Issued in US & pending International
Robotics	Issued in US & pending International

We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Two provisional patents have recently been filed, pertaining to our InMotion Home™ development and our recently launched InMotion ConnectTM platform, each of which the Company plans to file as a full patent prior to the 12-month deadline. Provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

We have filed trademarks in the U.S. and European Union for InMotion®, InMotion Home™, InMotion Connect™, InMotion Pulse™, and InMotion Insights™; the trademark for InMotion® is registered in the European Union and in the U.S., the trademark for InMotion Connect is registered in the European Union and pending in the US, while InMotion Home™, InMotion Pulse™, and InMotion Insights™ are pending in both jurisdictions. These trademarks are to be used for the robots and software that Bionik develops and sells related to this product line.

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

We have to date and generally plan to continue to enter non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers, investors, financial partners and others to attempt to limit access to, use and disclosure of our proprietary information.

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto and Boston on a full- time basis or hired as per diem consultants. InMotion® robots are based on research and development originally done at MIT. Our InMotion® Wrist product is based on a patent that we license from MIT.

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

For the fiscal years ended March 31, 2020 and March 31, 2019, the Company incurred $3,889,461 and $3,174,892, respectively, in research and development costs. Research and development expenses have increased due to increased staff members; however, project development project costs are comparable to the prior year.

As a result of steps we have taken to address the decrease in revenue caused by the COVID-19 pandemic, the Company has reduced working on its research and development projects to focus only on the development of InMotion ConnectTM , to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their InMotion® robotic devices productivity.

Government Regulations

General

Our medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as foreign governmental agencies in Canada, Europe, South America, and Asia. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

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

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The InMotion® robots are classified as Class II 510 (k) exempt products. Our manufacturing facility in Boston is compliant with ISO 13485 and FDA regulations.

We also are required to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We are doing this in compliance with the internationally recognized standard ISO 13485 Quality Management Systems. Following the introduction of a product, the FDA and foreign agencies may engage in periodic reviews of our quality systems, as well as product performance and advertising and promotional materials. These regulatory controls, as well as any changes in FDA or other foreign agencies’ policies, can affect the time and cost associated with the development, introduction, and continued availability of new products.

Where possible, we anticipate these factors in our product development processes.

These agencies possess the authority to take various administrative and legal actions against us, such as product recalls, product seizures and other civil and criminal sanctions.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. InMotion® robots have also been designated as Class IIa devices in the EU. Whether or not we obtain FDA clearance for the marketing, sale and use of a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The process varies from country to country, and the time may be longer or shorter than that required by the FDA.

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

Employees

As of May 21, 2020, we had 18 full-time employees, 1 part-time employee, 2 consultants and 1 paid engineering student who are based in our principal executive office located in Toronto, Canada, and our Watertown, Massachusetts facility. These employees oversee day-to-day operations of the Company supporting management, engineering, research and development, sales and marketing and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

We consider relations with our employees to be satisfactory; however, as a result of the COVID-19 pandemic and our responses, including furloughs, layoffs, and salary reductions and deferrals, we can give no assurance that our employees will not terminate their employment with us.

ITEM 1A - RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and all of the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and related notes, before investing in our securities. If any of the possible events described in those sections or below actually occur, our business, business prospects, cash flow, results of operations or financial condition could be harmed. In this case, the trading price of our common stock could decline, and you might lose all or part of your investment.

The following is a discussion of the risk factors that we believe are material to us at this time. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, business prospects, results of operations, financial condition and cash flows.

Risks Related to our Business

We have a limited operating history upon which investors can evaluate our future prospects.

We have a limited operating history based on our current business plan of commercializing and selling the InMotion® robots and related technologies, upon which an evaluation of our business plan or performance and prospects can be made.

The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties, and complications encountered in connection with a relatively new business and creating a new industry. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues. It is difficult to accurately forecast future revenues because the robotics market has not been fully developed, and we can give no assurance that our products will continue to fuel revenue growth. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue we expect to generate as a result of our products. As a result, the failure to generate revenues would immediately and adversely affect the business, financial condition, and operating results of the Company.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We began generating revenues after April 21, 2016 as a result of the acquisition of IMT and the sale of the InMotion® robots, and we do not anticipate generating significant revenues from other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. Although we sold 17 InMotion® robots during the fiscal year ended March 31, 2020 and 33 InMotion® robots for the fiscal year ended March 31, 2019, we are unable to determine when we will generate significant recurring revenues, if any, from the future sale of any of our products, or generate increased recurring revenues from the sale of our commercialized InMotion® robots.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable has forced us to curtail or temporarily discontinue certain of our research and development programs such as our lower body robotic assistive device, and may force us to do so with other commercialization programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2020, we had an accumulated deficit of $71,373,870.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our 2020 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended March 31, 2020, while we have positive working capital, we have sustained losses and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing.

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

Business or economic disruptions or global health concerns could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world. To date, this outbreak has already resulted in extended shutdowns of businesses around the world, including in the United States. We believe the scope and severity of business shutdowns or disruptions has been significant, and as we and the third parties with whom we engage, including our suppliers and customers and other third parties with whom we conduct business or intend to conduct business, experience shutdowns or other business disruptions, our ability to conduct our business has been and will likely to continue to be materially and negatively impacted. These recent global health concerns are materially impacting our planned customers, which if not soon alleviated will have a material adverse effect on our business and our results of operation and financial condition.

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold. This, along with our typically long sales cycle, has affected our ability to generate revenues in recent months, resulting in, among other events, the following:

•	Effective April 1, 2020, we furloughed three employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most Canadian employees were returned to their normal base salary. Senior management are continuing with the previously established salary deferrals.

•	The Company has reduced working on its research and development projects to focus only on the development of InMotion ConnectTM, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their InMotion® robotic devices productivity.

We are subject to significant accounts payable and other current liabilities.

We have accounts payable, accrued liabilities, and loans payable of approximately $5.2 million as of March 31, 2020. We also incur indebtedness from time to time to fund operations, which have historically been converted into equity but in the future may be required to be repaid at maturity. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

•              a significant portion of our cash flows could be required to be used to service such indebtedness.

•              a high level of indebtedness could increase our vulnerability to general adverse economic and industry conditions.

•              any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments.

•              a high level of indebtedness may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing.

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

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness and other liabilities or convert or exchange indebtedness for equity in the Company, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures or our research and development programs, any of which could have a material adverse effect on our operations and financial condition. From time to time since 2016, we have had significant outstanding indebtedness, typically but not exclusively in the form of convertible promissory notes. We currently have outstanding indebtedness in the form of convertible and term promissory notes of approximately $4 million to third parties, which includes some of our affiliates. In the event the conversion features of the convertible promissory notes are not triggered, if we do not have sufficient funds and are otherwise unable to arrange financing to repay such indebtedness, our assets may be foreclosed upon, among other damages to lenders, which could have a material adverse effect on our business, financial condition and results of operation. The Company requires additional funding which it does not yet have secured and if this new funding is not received it will have a material adverse effect on our business, financial condition, and results of operation.

We received $459,912 in funding pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which is administered by the U.S. Small Business Administration, or the SBA. Under the terms of the CARES Act, loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the program. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds. We are determining to what extent some or all of the loan will be forgiven under the CARES Act, and we can give no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. To the extent that the loan is not forgiven and must be repaid, we will be subject to the same risks relating to our other indebtedness described above.

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

We may encounter difficulties in successfully integrating our operations, technologies, services, and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. For instance, we diverted some resources from our existing technologies under development to focus on the InMotion® robots acquired from IMT in April 2016. Offices outside of Canada or in multiple states or provinces, including our offices in Massachusetts have created a strain on our ability to effectively manage our operations and key personnel. We have consolidated accounting, finance, and administration in Toronto. If we elect to further consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

End-user satisfaction or performance problems with any acquired business, technology, service, or device, including the InMotion® robots, could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results, and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted, and our operating results and prospects may be harmed.

We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate; and such capital may substantially dilute the interests of existing stockholders.

We will require additional funds to further develop our business plan and have been relying on convertible and term debt financing to fund the operation of our business. Based on our current operating plans, our resources are currently not sufficient to fund our planned operations, including those necessary to introduce development- stage products into the rehabilitation and mobility markets. Since it is unlikely that we will generate sufficient revenues from our operating activities to fund all of our operating and development plans, we will need to raise additional funds through debt, equity or equity-linked offerings or otherwise in order to meet our expected future liquidity requirements, including development of existing products, introducing other products or pursuing new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders or may require that we relinquish rights to certain of our technologies or products.

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

We do not know when or whether we will successfully complete the development of the planned development-stage or next generation InMotion® robots, or any other proposed, developmental, or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure. We may not meet our product development, manufacturing, regulatory, commercialization and other milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to product rollouts, technology and design improvements as well as to dates for achieving development goals and regulatory approvals, among other things. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative products. Due to our current budgeting constraints and evolving timelines on our products in development, we are changing or delaying some of the timelines and milestones for our other technologies being developed.

We can give no assurance that our commercialization schedule will be met as we concentrate our efforts as we continue to develop our products.

Customers will be unlikely to buy any of our proposed, developmental, or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

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

We are subject to extensive governmental regulations relating to the manufacturing, labeling, and marketing of our products.

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

The Company’s InMotion® robots have been characterized as Class II devices by the FDA.

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

Following the introduction of a product, these agencies will also periodically review our manufacturing processes and product performance. The process of complying with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements can be costly and time consuming, and could delay or prevent the production, manufacturing, or sale of our products. In addition, if we fail to comply with applicable regulatory requirements, it could result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation. Recent changes in enforcement practice by the FDA and other agencies have resulted in increased enforcement activity, which increases the compliance risk for the Company and other companies in our industry. In addition, governmental agencies may impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. Once clearance or approval has been obtained for a product, there is an obligation to ensure that all applicable FDA, Health Canada and other regulatory requirements continue to be met.

We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.

The InMotion® robots, and we believe certain other products under development, are or will be categorized as a Class II device in the U.S. Class II devices require a 510(k) premarket submission to the US FDA. However, the FDA has not made any determination about whether our proposed medical products are Class II medical devices and, from time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our medical products should be reclassified as a Class III medical device, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific changes to the classification. Reclassification of our products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

The sales of our InMotion® robot and proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacturing, marketing, and sale of medical devices entail the inherent risk of liability claims or product recalls. The Company currently maintains product liability insurance; however, product liability insurance is expensive and may not be available on acceptable terms in the future, if at all. A successful product liability claim, or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on the Company, or both, which in either case could have a material adverse effect on our business and financial condition.

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

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition, and results of operations.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition, and results of operations.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the President of the United States has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.

Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, the federal government eliminated federal cost-sharing reduction ("CSR") payments to insurance companies. The loss of such federal CSR payments has resulted in increased premiums on certain policies issued by qualified health plans under the Affordable Care Act. Moreover, in December 2018, the Centers for Medicare & Medicaid Services ("CMS") published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, with oral arguments expected to occur later in 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

We cannot predict the impact that the President’s executive orders will have on the implementation and enforcement of the provisions of the Affordable Care Act or the current or pending regulations adopted to implement the law. In addition, we cannot predict the impact that the repeal of the penalties associated with the individual mandate and the cessation of cost sharing reduction payments to insurers will have on the availability and cost of health insurance and the overall number of uninsured. We also cannot predict whether the Affordable Care Act will be repealed, replaced, or modified, and, if the Affordable Care Act is repealed, replaced or modified, what the replacement plan or modifications would be, when the replacement plan or modifications would become effective, or whether any of the existing provisions of the Affordable Care Act would remain in place.

Our operations in international markets involve inherent risks that we may not be able to control.

Our business plan includes the marketing and sale of our existing and proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•	macroeconomic conditions adversely affecting geographies where we intend to do business;

•	foreign currency exchange rates;

•	political or social unrest or economic instability in a specific country or region;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights, or trademark rights;

•	difficulties in staffing and managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•	trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

•	adverse tax consequences;

•	unexpected changes in legal and regulatory requirements;

•	military conflict, terrorist activities, natural disasters, and medical epidemics; and

•	our ability to recruit and retain channel partners in foreign jurisdictions.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our Annual Report on Form 10-K. There is no requirement for audit of our internal control over financial reporting. We are also required to maintain effective disclosure controls and procedures. If material weaknesses arise and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The medical technology industry is characterized by intense competition and rapid technological change and we will face competition based on product features, clinical outcomes, price, services and other factors. Competitors may include large medical device and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, and other resources than ours or may be more successful in attracting potential customers, employees and strategic partners.

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

We face competition from other companies that also focus on robotic rehabilitation solutions to individuals with neurological disorders. Hocoma, Motorika and Tyromotion are each currently selling products that may compete with our InMotion® product and we believe that there are other smaller potential competitors in various stages of development that may compete with us directly or indirectly. Cyberdyne and Honda are the main competitors of one of our consumer development products. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical, and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations. We expect similar strong competition with respect to any other product or technology we develop or acquire.

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

In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be suspended or terminated by us, the FDA, or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

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

We own 5 U.S. patents and 1 U.S. pending patent, 5 of which are pending internationally, as well as other patents under development. We also have exclusive licensing rights to three patents of which one relates to components of our InMotion® robots. We intend to continue to seek legal protection, primarily through patents, trade secrets and contractual provisions, for our proprietary technology, as cash flow allows. Such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Seeking patent protection is a lengthy and costly process, which we can give no assurance of success and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated, or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture, or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States and Canada.

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

Our employees and consultants may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and is using our proprietary know- how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect know-how than courts in the United States. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Failure to obtain or maintain intellectual property protection could adversely affect our competitive business position.

RISKS RELATED TO OUR SECURITIES AND GOVERNANCE MATTERS

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, and their affiliated entities together beneficially own approximately 44% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over virtually all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition, and results of operations.

Before our going-public transaction in 2015 with Drywave, a public shell company that at the time was a start-up designer and manufacturer of massage systems, Bionik Canada conducted due diligence on the Company it believed was customary and appropriate for similar transactions. However, the due diligence process may not have revealed all material liabilities of the Company then existing or which may be asserted in the future against us relating to the Company’s activities before the consummation of the going-public transaction with Drywave. In addition, the agreement with the Company contains representations with respect to the absence of any liabilities and indemnification for any breach thereof. However, there can be no assurance that the Company had no liabilities upon the closing of the going-public transaction with Drywave or that we will be successful in enforcing the indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of the Company that survive the going-public transaction with Drywave could harm our revenues, business, prospects, financial condition, and results of operations.

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

The Company’s Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

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

The market price for our Common Stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	Actual or anticipated fluctuations in our quarterly or annual operating results;

•	Changes in financial or operational estimates or projections;

•	Conditions in markets generally;

•	Changes in the economic performance or market valuations of companies similar to ours;

•	Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	Our intellectual property position; and

•	General economic or political conditions in the United States, Canada or elsewhere.

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

Our Amended and Restated Certificate of Incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Amended and Restated Certificate of Incorporation, as amended provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Company’s Amended and Restated Certificate of Incorporation, as amended, or the By-laws or (iv) any action asserting a claim governed by the internal affairs doctrine.

This choice of forum provision does not preclude or contract the scope of exclusive federal jurisdiction for any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and the Company does not intend for the exclusive forum provision to apply to Exchange Act claims. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and that asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such an exclusive forum provision with respect to claims under the Securities Act. In addition, our stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Subject to the foregoing, any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our Amended and Restated Certificate of Incorporation, as amended.

This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our Amended and Restated Certificate of Incorporation, as amended, inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS ANNUAL REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

Our principal executive office is in premises of approximately 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We are also renting additional storage space. Our U.S. base of operations is in approximately 9,300 square feet of leased space at 80 Coolidge Hill Road, Watertown, Mass. 02472. We plan to move our US operations to more suitable space at some point, now that we have outsourced manufacturing; however, no such space has been identified. Otherwise, we believe these facilities are adequate for our current needs.

We do not own any real estate.

Item 3 – Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

As a result of the termination of our China joint venture and related commercial arrangements, we have been communicating with our counterparts regarding such termination. We can give no assurance that our counterparts to the China JV will not commence a litigation or other proceeding against us as a result of our termination, which could be disruptive to us and result in substantial costs to defend. Furthermore, any adverse judgment against us would likely have a material adverse effect on us and our financial condition.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4 – Mine Safety Disclosures

N/A

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCQB marketplace under the symbol “BNKL” since August 14, 2017. Prior to that, our common stock was traded on the OTCQX marketplace under the symbol “BNKL” since August 19, 2015. Prior to that, our common stock was traded on the OTC Pink marketplace and was traded on such market prior to March 13, 2015 under the symbol “DWTP”. Our common stock did not trade between approximately July 15, 2013 and February 23, 2015. The closing price for our common stock on June 25, 2020 was $2.60 per share.

The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on OTCQB marketplace, but as adjusted to reflect our October 29, 2018 1:150 reverse stock split. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarterly Period Ended	High	Low
March 31, 2020	$7.00	$0.99
December 31, 2019	$2.50	$1.05
September 30, 2019	$4.00	$1.01
June 30, 2019	$5.05	$2.95

March 31, 2019	$100.00	$3.70
December 31, 2018	$12.50	$3.00
September 30, 2018	$10.50	$4.80
June 30, 2018	$12.60	$6.30

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market- based valuation of our common stock.

Holders

As of June 25, 2020, 5,009,151 shares of Common Stock were issued and outstanding, which were held by approximately 313 holders of record, and 117,683 Exchangeable Shares were issued and outstanding, which were held by approximately 32 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 15% of our common stock and common stock reserved for issuance from the Exchangeable Shares are reserved for issuance under the 2014 Plan, and options for the purchase of 331,587 shares of our common stock have been granted and are outstanding as of March 31, 2020. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2020 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

	(a) Number of securities to be Issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	331,587	$15.87	419,550
Equity compensation plans not approved by security holders:
Executive Stock Options	486,592	$7.04	-
Total	818,179		419,550

ITEM 6 – SELECTED FINANCIAL DATA

This item is not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company as of March 31, 2020 and 2019. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Although forward- looking statements, and any assumptions upon which they are based, are made in good faith, and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward- looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report on Form 10-K.

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

Company Overview

We are a global pioneering robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in the designing, developing, and commercializing of cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. We strive to innovate and build devices that improve an individual’s health, comfort, accessibility, and quality of life using advanced algorithms and sensing technologies that anticipate a user’s ever move.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through to March 31, 2020, we have generated a deficit of $71,373,870.

We expect to incur additional operating losses through the fiscal year ending March 31, 2021 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

Fiscal Year Ended March 31, 2020 Compared to the Fiscal Year Ended March 31, 2019

Sales

Sales were $2,153,354 for the fiscal year ended March 31, 2020 (March 31, 2019 - $3,246,038). The revenues for the fiscal year ended March 31, 2020 are comprised of sales of 17 (March 31, 2019 – 33) InMotion® robots, service, and warranty income. The decrease in sales is due to the sale of 21 robots to one customer in the year ended March 31, 2019 that did not occur in the current year.

Cost of Sales and Gross Margin

Cost of sales was $893,374 for the fiscal year ended March 31, 2020 (March 31, 2019- $1,630,166). In the fiscal year ending March 31, 2020, cost of sales included inventory write downs totaling $Nil (March 31, 2019 - $62,589) and product cost of sales of $893,374 (March 31, 2019 - $1,567,577).

Gross margin increased to 58.5% for the year ended March 31, 2020 (March 31, 2019 – 49.8%) due to economies of scale deriving from higher volume manufacturing.

Operating Expenses

Total operating expenses for the fiscal year ended March 31, 2020 were $12,424,091, compared to $11,103,252 for the fiscal year ended March 31, 2019, as further described below.

For the fiscal year ended March 31, 2020, the Company incurred $2,172,972 in sales and marketing expenses, compared to $2,339,359 for the fiscal year ended March 31, 2019. The decrease in these expenses by $166,387 is due to changes in Company management, with some positions not being replaced.

For the fiscal year ended March 31, 2020, the Company incurred research and development expenses of $3,889,461 (March 31, 2019– $3,174,892). The increase in research and development expenses relates primarily to a third- party contract to assist in the development of our InMotion Connect.

The Company incurred general and administrative expenses of $4,199,400 for the fiscal year ended March 31, 2020, compared to $3,893,393 for the fiscal year ended March 31, 2019. The increase in general and administrative expenses in the fiscal year ended March 31, 2020 over the fiscal year ended March 31, 2019 resulted from slightly higher administrative costs in the fiscal year ended March 31, 2020 over the fiscal year ended March 31, 2019.

Stock compensation expense was $1,781,612 for the fiscal year ended March 31, 2020, compared to $1,347,399 for the fiscal year ended March 31, 2019, due to higher option grants in the year ended March 31, 2020 compared to the fiscal year ended March 31, 2019.

Amortization of technology and other assets allocated from the purchase of IMT was $277,258 for the fiscal year ended March 31, 2020 (March 31, 2019 – $278,997). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were workforce and non-compete agreements which is now fully amortized. Customer relationships is amortized over 10 years, patents and our exclusive license agreements over their lifetime and trademarks are indefinite and therefore are not amortized.

Depreciation amounted to $103,388 for the fiscal year ended March 31, 2020 (March 31, 2019 – $69,212).

Other Expenses

As a result of a recent valuation, it was determined that goodwill was impaired and $11,222,291 was written off for the fiscal year ended March 31, 2020 (March 31, 2019 - $Nil), and that technology and other assets were impaired and $2,700,540 was written off for the fiscal year ended March 31, 2020 (March 31, 2019 - $Nil).

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill and indefinite lived intangible assets, consisting of the trademarks acquired, are assessed for impairment annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill or indefinite lived intangible assets. The qualitative factors used in the analysis include microeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events. The Company performs impairment tests using a fair value approach when necessary.

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business.

At March 31, 2020, following the decline of Company sales, management determined there are events and changes in circumstances that indicate goodwill, technology and other assets are impaired. Accordingly, the Company evaluated the ongoing value of the goodwill, technology and other assets. Based on this evaluation, the Company determined that trademark, patents and customer relationship with a carrying amount of $2,505,907, $777,350 and 867,207 accordingly were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $900,000, $469,962 and $79,962, respectively. Further, the Company determined that goodwill with a carrying value of $22,308,275 was in fact impaired and wrote it down to the estimated fair value of $11,085,984. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital. Because of deteriorating market conditions (i.e., less marketplace demand), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value.

The Company has one reporting unit and it’s carrying value was compared to its estimated fair value. As at March 31, 2020, the Company estimated its fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 24%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

For the fiscal year ended March 31, 2020, the Company recorded $Nil as accretion expense compared to $3,266,918 for the fiscal year ended March 31, 2019 due to the amortization of the fair value as well as the anti-dilution feature recorded in connection with the Company’s convertible debt financing.

For the fiscal year ended March 31, 2020, we had a gain in a fair value adjustment of $Nil (March 31, 2019 - $337,923). The gain for the fiscal year ended March 31, 2019 related to not having enough shares at March 31, 2018 to fully convert certain loans and issuance of shares in June 2018.

For the fiscal year ended March 31, 2020, we had a gain of $Nil (March 31, 2019 - $2,048,697) on the mark to market reevaluation of the shares to be issued. The gain for the fiscal year ended March 31, 2019 was due to not having enough authorized shares to issue the shares of common stock upon conversion of our convertible promissory notes on March 31, 2018.

For the fiscal year ended March 31, 2020, we incurred other expense of $181,914 (March 31, 2019 – $262,596). The decrease in other expenses relates to lower interest expense in connection with indebtedness in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019, due to the lowering of the interest rate from 3% to 1% per month.

For the fiscal year ended March 31, 2020, we incurred a foreign exchange gain of $152,194 (March 31, 2019 -$507). On April 1, 2015, our subsidiaries changed their functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that the majority of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Other Income

For the fiscal year ended March 31, 2020, other income was $100,165, compared to $73,166 for the fiscal year ended March 31, 2019, in each case related to interest and other income.

Comprehensive Loss

Comprehensive loss for the fiscal year ended March 31, 2020 was ($25,016,497) resulting in loss per share of $(5.61), compared to comprehensive loss for the fiscal year ended March 31, 2019 of $(10,556,601), resulting in loss per share of $(4.47). The increase in the loss per share is due to the valuation impairment write offs to goodwill and technology and other assets during the year.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants and investment tax credits received from the Government of Canada. Since 2015, we have raised an aggregate of $11,341,397 from the sale of our stock, incurred an aggregate of $27,613,608 in loans that were subsequently converted into our common stock, and uncured an aggregate of $400,000 in loans that were repaid in accordance with their terms. At March 31, 2020, the Company also had outstanding loans in the aggregate principal amount of $2,078,833. Additionally, in May 2020 we received funding of $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act. In June 2020, the Company has received additional convertible loans of $1,302,575.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing indebtedness (including our funding from the CARES Act, if and to the extent the loan is not forgiven), or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, we do not have an established source of funds sufficient to cover operating costs after December 2020 at this time.

There can be no assurance that necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Additionally, we will need additional funds to respond to business opportunities including potential acquisitions of complementary technologies, protect our intellectual property, develop new lines of business, and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We will also seek additional funds through arrangements with collaborators or other third parties. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that management’s plans will be successful. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations.

As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Any of these actions could materially harm our business, results of operations and future prospects.

Net Cash Used in Operating Activities

During the fiscal year ended March 31, 2020, we used cash in operating activities of $(9,063,554). The almost similar use of cash in the fiscal year ended March 31, 2019 of $(9,232,411) was the result of a similar cost structure in the Company both years.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2020, net cash used in investing activities was $(159,645), compared to $(101,779) for the fiscal year ended March 31, 2019. In the fiscal years ended March 31, 2020 and 2019, there was no investment activity.

Net cash used in investing activities in 2020 and 2019 was used for the acquisition of equipment related to the Company’s purchase of additional computer equipment due to the increase in engineers, equipment to help with the development of our technology and demo units to assist in the sales process.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11,046,167 for the fiscal year ended March 31, 2020 compared to $9,273,658 for the fiscal year ended March 31, 2019. The increase from the 2020 fiscal period to the 2019 fiscal period is due to the provision of a $2,000,000 loan from a major shareholder to support the Company at the end of March 2020, during the COVID-19 pandemic.

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the period ended March 31, 2020. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2020 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which require that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU-2015-17 for the fiscal year ended March 31, 2020 and it did not have a material effect on the consolidated balance sheet or the consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates make several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company has adopted ASU 2016-01 for the year ended March 31, 2020 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company adopted ASU 2016-02 for the year ended March 31, 2020 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company has adopted ASU 2016-15 for the fiscal year ended March 31, 2020 and it did not have material effect on the consolidated balance sheet or on the consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The FASB issued the update to provide clarity and reduce the cost and complexity when applying the guidance in Topic 718. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 during the year ended March 31, 2020 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and periods beginning after December 15, 2019. The Company is still assessing the impact that the adoption of ASU 2017-04 will have on the consolidated balance sheet and consolidated statement of operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which introduces an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. The methodology replaces the probable, incurred loss model for those assets. The update if effective for fiscal years beginning after December 15, 2019. The Company does not expect this policy will have a material effect on the consolidated balance sheet, statement of operations and comprehensive loss or consolidated statement of cash flows.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2020 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

ITEM 10. -DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Andre Auberton-Herve	58	Chairman of the Board
Eric Dusseux	52	Chief Executive Officer and Director
Remi Gaston -Dreyfus	64	Director
P. Gerald Malone	69	Director
Joseph Martin	72	Director
Charles Matine	61	Director
Audrey Thevenon	42	Director
Michal Prywata	28	Chief Technology Officer and Director
Leslie Markow	59	Chief Financial Officer
Loren Wass	57	Chief Commercial Officer

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

Remi Gaston-Dreyfus: Director. Mr. Gaston-Dreyfus has been a director of the Company since September 1, 2017. Since 2007, Mr. Gaston-Dreyfus has been the CEO and Founder of RGD Investissements S.A.S. in Paris, a developer of and investor in real estate assets in Paris. Prior to 2007, Mr. Gaston-Dreyfus was a shareholder, Chairman and CEO of the Photo-Journalism group A.G.I. (including Gamma Press Agency). Mr. Gaston-Dreyfus was a co-founder of a Parisian law firm in 1984 and was a French lawyer until 1992. We believe that Mr. Gaston-Dreyfus is qualified to serve as a member of the Board of Directors due to his experience as an entrepreneur and his legal training.

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

Joseph Martin: Director. Mr. Martin currently serves as Chairman of Brooks Automation, a global provider of automation, vacuum and instrumentation solutions. He also serves as a director of Collectors Universe, Inc., a third-party grading and authentication service for high-value collectibles, of Allegro Microsystems, a manufacturer of high-performance semiconductors for the automotive market, ChipPAC Inc. and Soitec Inc., and previously served on the boards of Fairchild Semiconductor. In 2000 CFO Magazine awarded Mr. Martin the CFO of the Year award for turnaround operations. Mr. Martin holds an Executive Masters certification from The American College of Corporate Directors. We believe Mr. Martin is qualified to serve as a member of the Board of Directors due to his extensive board and financial expertise.

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

Michal Prywata: Chief Technology Officer and Director. Mr. Prywata is the co-founder of Bionik Canada and has served as our Chief Technology Officer since June 2017, Chief Operating Officer from April 2013 to June 2017, as a director from March 2011 to September 2018, and again since March 2019. Mr. Prywata previously served as our Chief Executive Officer from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University until the end of his second year, with a focus on electronics and software development for medical products. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. He has spent the past five years with Bionik Canada, managing technological advancements, managing day-to-day operations, and developing concepts into products. In addition, Mr. Prywata, together with the Company’s other co-founder and its former CEO, was responsible for raising and securing initial seed capital and subsequent capital raises. Mr. Prywata is the co-inventor of the Company’s ARKE technology platform. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company and his current executive position with the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

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

Loren Wass: Chief Commercial Officer. Mr. Wass has served as our Chief Commercial Officer since September 3, 2019. From January 2014 through August 2019, Mr. Wass was the Vice President of Sales, Business Development and Reimbursement at ReWalk Robotics Ltd. (Nasdaq: RWLK), a medical device company focusing on rehabilitation, and was also a member of its Executive Committee. While at ReWalk, Mr. Wass was responsible for U.S. sales and business development, reimbursement activities and payer policy strategies and submissions. Mr. Wass holds a B.S. from Springfield College.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2020, except for Mr. Auberton-Herve, who failed to timely file a Form 4 showing 1 transaction, Mr. Gaston-Dreyfus, who failed to timely file a Form 4 showing 1 transaction, Olivier Dassault, who failed to file a Form 3 and a Form 4 showing 1 transaction, and Celeste Management SA, who failed to file a Form 3.

Code of Business Conduct and Ethics Policy

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors which as of June 25, 2020 is comprised of Messrs. Auberton-Herve, Dusseux, Gaston-Dreyfus, Martin, Malone, Matine, Prywata, and Dr. Thevenon.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.

Committees of the Board of Directors

Presently, the Board has two standing committees — the Audit Committee and the Compensation Committee. All members of the Audit Committee and the Compensation Committee are required by the charters of the respective committees to be independent.

Audit Committee

Our Audit Committee consists of Messrs. Martin (Chairman), Malone and Matine. Each member of the Audit Committee is independent, and the Board has determined that Messrs. Martin, Malone and Matine are all independent and Mr. Martin is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.bioniklabs.com.

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

Compensation Committee

Our Compensation Committee consists of Mr. Malone (Chairman), Mr. Martin, and Dr. Thevenon. Each of the members of the Compensation Committee is independent. The Compensation Committee acts pursuant to a written charter which is available through our website at www.bioniklabs.com.

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

Name and Principal	Salary		Bonus	Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position	Year (1)	($)	($)(2)	($)	($)	($)	($)	($)
Eric Dusseux	2020	375,850	225,510	–	671,140	–	37,940	1,310,440
Chief Executive Officer (CEO)	2019	381,158	225,564	–	363,714	–	61,133	1,031,769
Michal Prywata	2020	210,000	12,597	–	–	–	13,264	235,861
Chief Technology Officer	2019	210,000	12,600	–	–	–	10,836	233,436
Leslie Markow	2020	210,000	31,492	–	20,476	–	13,343	275,311
Chief Financial Officer	2019	210,000	31,500	–	–	–	10,968	252,468
Loren Wass	2020	144,071	–	–	14,010	–	1,000	159,071
Chief Commercial Officer (4)

 __________

(1)     “2020” represents the fiscal year ended March 31, 2020 and “2019” represents the fiscal year ended March 31, 2019.

(2)      Reflects bonus amounts paid in the fiscal years ended March 31, 2020 and March 31, 2019 for bonuses earned in the fiscal years ended March 31, 2019 and March 31, 2018, respectively.

(3)      For assumptions made in such valuation, see Note 10 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-19

(4)      On September 3, 2019 Loren Wass was hired as our Chief Commercial Officer with a base salary of $250,000.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2020.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Un-Exercisable		Option Exercise Price	Option Expiration Date
Eric Michel Dusseux	20,361	(3)	20,357	(3)	$24.15	September 1, 2027
	2,222	(4)	1,111	(4)	$23.25	January 24, 2025
	40,000	(5)			$9.735	April 19, 2028
	73,904	(1)	39,951	(1)	$3.16	May 31, 2026
	19,293	(2)			$3.595	July 26, 2026
	19,293	(2)	77,173	(2)	$3.595	July 26, 2026

Michal Prywata	6,606	(6)	-		$34.50	July 1, 2021
	2,667	(7)	-		$150.00	December 14, 2022
	2,222	(4)	1,111	(4)	$23.25	January 24, 2025

Leslie N. Markow	944	(8)	-		$34.50	February 17, 2022
	2,667	(9)	-		$183.00	November 24, 2022
	1,333	(4)	667	(4)	$23.25	January 24, 2025
	4,934	(1)	2,466	(1)	$3.16	May 31, 2026

Loren Wass			5,000	(10)	$3.20	September 3, 2025

1.	On May 26, 2019, Dr. Dusseux was granted 113,855 options and Ms. Markow was granted 7,400 options which vest one third immediately, one third 6 months after grant and one third 12 months after grant.

2.	On July 26, 2019, Dr. Dusseux was granted 19,293 options which immediately vested and 96,466 which vests over time and based on performance, between September 1, 2019 and September 1, 2021.

3.	On September 1, 2017, we issued 40,718 options to Dr. Dusseux. 20,361 options have vested and 50% of the remaining options vest based on performance and 50% vest annually over 5 years.

4.	On January 24, 2018, the Company granted 3,334 options to Dr. Dusseux, 3,334 options to Mr. Prywata, and 2,000 options to Ms. Markow that vest equally on January 24, 2019, 2020 and 2021.

5.	On April 19, 2018 we issued 40,000 options to Dr. Dusseux. The options vested on the grant date and expire in 10 years.

6.	On July 1, 2014, Bionik Canada issued 6,606 options (adjusted for post-going public transaction) to Mr. Prywata with a term of 7 years, which vested May 27, 2015.

All options were issued subject to and contingent on the successful consummation of the Offering and the going public transaction, which took place on February 26, 2015. Accordingly, such options are deemed issued as of February 26, 2015.

7.	On December 14, 2015, we issued 2,667 options to Mr. Prywata that vest equally over three years on the anniversary date starting December 14, 2016. As of March 31, 2020, all options are fully vested and expire December 14, 2022.

8.	On February 17, 2015, we issued 944 options to Ms. Markow, that vested one-third immediately and two-thirds over the next two anniversary dates with an expiry date of seven years.

9.	On November 24, 2015, we issued 2,667 options to Ms. Markow, that vest equally over three years on the anniversary date starting November 24, 2016. As of March 31, 2020, all options are fully vested.

10.	On September 3, 2019, we issued 5,000 options to Mr. Wass that will vest equally over three years on the anniversary date starting September 3, 2021.

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

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2020 we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2020.

Director Compensation

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during the fiscal year ended March 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andre Auberton-Herve	$180,000	-	385,157	-	-	-	565,157
Remi Gaston Dreyfus	$50,000	-	378,236	-	-	-	428,236
P. Gerald Malone	$50,000	-	74,568	-	-	-	124,568
Joseph Martin	$50,000	-	74,568	-	-	-	124,568
Charles Matine	$50,000	-	74,568	-	-	-	124,568
Audrey Thevenon	$50,000	-	74,568	-	-	-	124,568

Other than Mr. Auberton-Herve’s annual fee as Chairman of $180,000, our non-employee directors are entitled to receive an annual cash payment of up to $50,000, as well as reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also are eligible for stock option grants.

Employment Agreements

Eric Dusseux

The Company entered into an employment agreement with Dr. Dusseux on September 1, 2017, as amended on November 18, 2019, pursuant to which he serves as our Chief Executive Officer (the “Dusseux Employment Agreement”). Under the Dusseux Employment Agreement, Dr. Dusseux will receive an initial annual base salary of CDN$500,000. In April 2020, Dr. Dusseux agreed to a salary deferral of 50% because of our response to the COVID-19 pandemic.

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

Dr. Dusseux is also entitled to receive a target annual cash bonus of up to 50% of base salary, based on measurable performance goals to be mutually agreed upon between Dr. Dusseux and the Compensation Committee of the Board each year. Dr. Dusseux earned 80% of his maximum bonus for the fiscal year ended March 31, 2020, which is expected to be paid at a later date yet to be determined. The Compensation Committee and the Board of Directors approved performance goals for purposes of Dr. Dusseux’s potential bonus for the fiscal year ending March 31, 2021, relating to revenue targets, the Company’s business continuity plans, gross margin targets, launching the InMotion ConnectTM and obtaining at least one sale, addressing the Company’s China venture and next steps, and new territory sales.

Dr. Dusseux is entitled to reimbursement for all reasonable expenses actually and properly incurred by him in connection with the performance of his duties, including reimbursement for hotel and meal related expenses in the Toronto and Boston area, and other locations globally as required for business needs. Dr. Dusseux is also entitled to reimbursement of the costs of immigration and annual tax compliance and an annual executive medical provided by Medcan or similar supplier over the time he is employed. Dr. Dusseux was also entitled to reimbursement of housing costs of up to $5,000 per month for 24 months, which ended on September 30, 2019.

In the event that Dr. Dusseux employment is terminated as a result of death, Dr. Dusseux’s estate would be entitled to receive the annual salary and a pro-rata annual bonus earned up to the date of death. In addition, all vested options as of the date of death would continue in full force and effect, subject to the terms and conditions of the Equity Incentive Plan.

In the event that Dr. Dusseux’s employment is terminated as a result of disability, Dr. Dusseux would be entitled to receive the annual salary, a portion of the annual bonus earned up to the date of disability and expenses incurred up to the date of termination. In addition, all vested options as of the date of termination due to disability would continue in full force and effect, subject to the terms and conditions of the Equity Incentive Plan. Dr. Dusseux would also be entitled to receive reasonable expenses incurred by Dr. Dusseux in relocating to France.

In the event that Dr. Dusseux’s employment is terminated by the Company for cause Dr. Dusseux would be entitled to receive his annual salary, benefits and expenses incurred up to the date of termination.

In the event that Dr. Dusseux’s employment is terminated by the Company without cause, he would be entitled to receive 12 months’ pay plus one month for each year of service. Payment of pro-rata bonus for the fiscal year up to the date of termination will also be paid , as well as payment of a lump sum amount in lieu of bonus for the twelve (12) month period following the date of termination, plus an additional month for every completed year of service. Dr. Dusseux would also be entitled to receive reasonable expenses incurred by Dr. Dusseux in relocating to France.

The agreement contains customary non-competition and non-solicitation provisions pursuant to which Dr. Dusseux agrees not to compete and solicit with the Company. Dr. Dusseux also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Michal Prywata

Bionik Canada entered into an employment agreement with Michal Prywata on July 7, 2014, pursuant to which he serves as Bionik Canada’s Chief Operating Officer on an indefinite basis, subject to the termination provisions described in the agreement. Pursuant to the terms of the agreement, Mr. Prywata has received an annual base salary of $210,000 since February 26, 2015. The salary is reviewed on an annual basis to determine potential increases based on Mr. Prywata’s performance and that of the Company. On June 29, 2017, the Company changed his title to Chief Technology Officer. In April 2020, Mr. Prywata agreed to a salary deferral of 30% because of our response to the COVID-19 pandemic.

Mr. Prywata is also entitled to receive a target annual cash bonus of up to 30% of base salary. Mr. Prywata is further entitled to a cash and option bonus based on a per patent creation basis, as determined by the Board of Directors. Mr. Prywata earned 50% of his maximum bonus for the fiscal year ended March 31, 2020, which is expected to be paid at a later date yet to be determined.

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

Leslie N. Markow

Bionik Canada entered into an employment agreement with Leslie Markow on September 3, 2014, pursuant to which she serves as our Chief Financial Officer on a part-time, indefinite basis, subject to the termination provisions described in the agreement. On September 16, 2015, Ms. Markow was promoted to full time. Pursuant to the terms of the agreement, as amended, Ms. Markow receives an annual base salary of $210,000 payable semi-monthly in arrears. The salary is reviewed on an annual basis to determine potential increases based on Ms. Markow’s performance and that of the Company. Ms. Markow is also entitled to receive a target annual cash bonus of up to 30% of base salary, and a grant of options in an amount to be determined at the price of the Company’s going public transaction, upon the closing of the Company’s going public transaction, to vest over three years in equal annual installments. In April 2020, Ms. Markow agreed to a salary deferral of 30% as a result of our response to the COVID-19 pandemic. Ms. Markow earned 60% of her maximum bonus for the fiscal year ended March 31, 2020, which is expected to be paid at a later date yet to be determined.

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

Loren W. Wass

The Company entered into an employment agreement with Mr. Wass on September 3, 2019 (the “Wass Employment Agreement”), pursuant to which he serves as the Company’s Chief Commercial Officer. Pursuant to the terms of the Wass Employment Agreement, Mr. Wass shall receive an annual base salary of $250,000 per annum. The annual base salary shall be reviewed on an annual basis. Mr. Wass may be entitled to receive an annual bonus of up to 40% of annualized actual base salary, based on performance in the previous fiscal year. He is also entitled to participate in the Company’s equity incentive plan, and was granted options to purchase an aggregate of 5,000 shares of the Company’s common stock, at an exercise price per share of $3.20, which is equal to the fair market value of the Company’s common stock on September 3, 2019, the date of grant, and which shall vest equally over a 3 year period commencing one year from the date of grant and in the two subsequent years on the anniversary of the grant date. In April 2020, Mr. Wass agreed to a salary deferral of 30% as a result of our response to the COVID-19 pandemic. Mr. Wass earned 20% of his maximum bonus for the fiscal year ended March 31, 2020, which is expected to be paid at a later date yet to be determined.

In the event Mr. Wass’ employment is terminated as a result of death, Mr. Wass’ estate would be entitled to receive any earned base salary and accrued vacation earned up to the date of death.

In the event Mr. Wass’ employment is terminated as a result of disability (as defined in the Wass Employment Agreement), Mr. Wass would be entitled to receive the annual salary, accrued vacation, and benefits through the date of termination.

In the event Mr. Wass’ employment is terminated by the Company for cause, as defined in the Wass Employment Agreement, Mr. Wass would be entitled to receive his unpaid base salary earned up to the date of termination.

In the event Mr. Wass’ employment is terminated by the Company without cause, he would be entitled to receive 2 months’ salary, plus accrued vacation.

Mr. Wass may terminate the Wass Employment Agreement and his employment at any time, for any reason, provided that he provides the Company with 30 days’ prior written notice. In case of “good reason” (as defined in the Wass Employment Agreement), the Company shall pay to Mr. Wass: (i) 2 months’ salary; and (ii) accrued vacation time if any; provided that the Company shall not be required to pay the 2 months’ salary in the event the Company elects to enforce the non-competition provisions of the Wass Employment Agreement and pays to Mr. Wass as a result of such enforcement, no less than that amount in base salary.

The Wass Employment Agreement contains customary non-competition, non-solicitation, and non-disparagement provisions in favor of the Company. Mr. Wass also agreed to customary terms regarding confidentiality and ownership of intellectual property.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of June 25, 2020 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group, as adjusted to reflect the one-for-one hundred fifty reverse stock split.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of June 25, 2020 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 5,126,834 shares are issued and outstanding as of June 25, 2020, consisting of 5,009,151 shares of Common Stock and 117,683 Common Stock equivalents through the Exchangeable Shares. The percentages below also assume the exchange by all of the holders of Exchangeable Shares for an equal number of shares of our Common Stock in accordance with the terms of the Exchangeable Shares. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially ,Owned	% of Shares of Common Stock Beneficially Owned
Remi Gaston-Dreyfus (1)(2)	1,484,001	28.95%
Andre Auberton–Herve (3)	380,433	7.42%
Olivier Dassault	693,963	13.54%
Celeste Management SA	656,667	12.81%
SFP Capital	478,017	9.32%
Eric Michel Dusseux (4)	212,024	4.14%
Michal Prywata (1)(5)	61,471	1.2%
Leslie N. Markow (4)	12,344	*
P. Gerald Malone (4)	24,293	*
Audrey Thevenon (4)	24,293	*
Charles Matine (4)	24,293	*
Joseph Martin (4)	24,293	*
Loren Wass	-	*
All directors and executive officers as a group (10 persons)	2,247,445	43.84%

*	Less than 1%

(1)	Such shares include Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:

·	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Company’s going public transaction;

·	Have dividend entitlements and other attributes corresponding to the Common Stock;

·	Be exchangeable, at each holder’s option, for Common Stock; and

·	Upon the direction of our Board of Directors, be exchanged for Common Stock on the 10-year anniversary of the first closing of the Company’s 2015 offering, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(2)	Includes (i) options to acquire 122,426 shares of Common Stock which have vested or which will vest within 60 days of June 25, 2020, (ii) an aggregate of 17,476 Exchangeable Shares held through Lombard International Assurance SA, (iii) warrants to purchase an aggregate of 61,465 shares of Common Stock held through Lombard International Assurance SA and RGD Investissements, (iv) 81,775 shares of our Common Stock owned by Lombard International Assurance SA, and (v) 1,200,859 shares of our Common Stock owned by RGD Investissements. Mr. Gaston-Dreyfus may be deemed to share voting and investment power over the shares beneficially owned by Lombard International Assurance SA and RGD Investissements.

(3)	Includes (i) warrants to purchase 10,671 shares of Common Stock held through Star SCI, (ii) an aggregate of 24,528 options to acquire Common Stock held through 4A Consulting and Engineering, (iii) 120,759 options to acquire Common Stock which have vested or which will vest within 60 days of June 25, 2020, (iv) 213,782 shares of our Common Stock owned by Star SCI, and (v) 10,693 shares of our Common Stock owned by 4A Consulting and Engineering. Mr. Auberton-Herve may be deemed to share voting and investment power over the shares beneficially owned by Star SCI and 4A Consulting and Engineering.

(4)	Represents options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 25, 2020.

(5)	Includes 11,495 options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 25, 2020.

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

Transactions with Related Parties

Since August 2017 through June 27, 2019, entities controlled by Mr. Gaston-Dreyfus have made the following loans to the Company:

•	Between August and December 2017, entities controlled by Mr. Gaston-Dreyfus loaned the Company an aggregate of $2,580,000 evidenced by convertible promissory notes. Mr. Gaston-Dreyfus received warrants as part of this financing.

•	On December 19, 2017, an entity controlled by Mr. Gaston-Dreyfus loaned the Company $400,000 evidenced by a promissory note which was paid back January 4, 2018.

•	From January 2018 through March 31, 2018, the Company borrowed an aggregate of $1,250,000 from an entity controlled by Mr. Gaston-Dreyfus, evidenced by convertible promissory notes. All convertible loans were exchanged for common shares on March 31, 2018 and Mr. Gaston-Dreyfus and his affiliates received an aggregate of 608,028 shares of common stock. As part of such transaction, 61,645 warrants were issued to affiliates of Mr. Gaston-Dreyfus.

•	From April 2018 through June 25, 2018, the Company borrowed an aggregate of $1,991,673 from an entity controlled by Mr. Gaston-Dreyfus, evidenced by convertible promissory notes. Effective as of July 20, 2018, such convertible notes converted in accordance with their terms into 289,791 shares of common stock.

•	On January 22, 2019, the Company borrowed an aggregate of $750,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by a convertible promissory note, and such note and interest was converted into common shares of the Company pursuant to the terms of such notes and 197,234 common shares were issued on March 28, 2019.

•	On June 11, 2019, the Company borrowed $500,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by a convertible promissory note pursuant to an up to $9 million convertible note offering, and such note and interest was converted into common shares of the Company pursuant to the terms of such note and 76,225 common shares were issued on September 30, 2019.

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

As of November 30, 2019, we had aggregate advances repayable by Mr. Prywata of $18,926. The loan to Mr. Prywata bears interest at a prescribed rate of 1% until March 31, 2018 and 2% thereafter and is repayable on demand in Canadian dollars.

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

On May 8, 2019, the Company borrowed $500,000 from an entity controlled by Mr. Auberton-Herve evidenced by a promissory note. Such note was transferred and assigned to an unaffiliated entity in September 2019.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the fiscal year ended March 31, 2020, with management and have reviewed related written disclosures of MNP LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended March 31, 2020.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended March 31, 2020 and 2019 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the years ended March 31, 2020 and 2019 and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2020	2019
Audit Fees	$100,138	$73,542
Audited related fees	69,171	-
Tax Fees	26,703	21,580
All Other Fees	13,915	211,900
Total Fees	$209,927	$307,022

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or other reports containing the audited financial statements. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

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

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation dated February 10, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2015)
3.2	Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2015)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated November 8, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2017).
3.4	Certificate of Amendment of the Certificate of Incorporation, dated June 11, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2018).
3.5	Certificate of Amendment of the Certificate of Incorporation, dated October 26, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 29, 2018).
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
3	Form of Warrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2017)
4.5	Allonge to Common Stock Purchase Warrants (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2018)
4.6	Description of the Company’s Securities
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.6*	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.7*	Leslie Markow’s Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.8*	Amendment No. 1 to Leslie Markow’s Employment Agreement
10.9	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filing on October 6, 2014)
10.10	License Agreement with The Massachusetts Institute of Technology, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.11	Exclusive Patent Application and Patent License Agreement between Interactive Motion Technologies, Inc., and Hermano Igo Krebs and Caitlyn Joyce Bosecker (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.12	Registration Rights Agreement dated April 21, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.13	Cooperative Joint Venture Contract dated May 23, 2017, by and between Ginger Capital Investment Holding Ltd. and Bionik Laboratories Corp. (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.14	License Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.15	Distribution Agreement by and between Bionik Laboratories Corp. and China Bionik Medical Rehabilitation Technology Ltd. dated May 17, 2017 (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
10.16	Equity Compensation Agreement between the Company and 4A Consulting and Engineering (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.17*	Eric Dusseux Employment Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.18*	Amendment No. 1 to Eric Dusseux Employment Agreement
10.19*	Equity Compensation Agreement between the Company and Eric Dusseux (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.20*	Form of Stock Option Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on June 27, 2018)
10.21	Sale of Goods Agreement, dated as of December 13, 2018, by and between Bionik Inc. and CHC Management Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 17, 2018)
10.23*	Employment Agreement of Loren Wass, dated as of September 3, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 4, 2019)
10.25	Form of Equity Compensation Agreement – Non-Management Director (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.26	Equity Compensation Agreement, dated October 15, 2019, with Eric Dusseux (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.27**	Distribution Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on, January 28, 2020)
10.28	Promissory Note dated March 23, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.29	Allonge to Convertible Promissory Note dated March 27, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.30	Promissory Note, dated May 1, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 12, 2020)
10.31	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.32	Form of Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.33	Allonge to Convertible Promissory Note dated June 3, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)
21.1	List of Subsidiaries (Incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)

31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer

Dated: June 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Dusseux	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2020
Eric Dusseux

/s/ Leslie Markow	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2020
Leslie Markow

/s/ Michal Prywata	Chief Technology Officer and Director	June 29, 2020
Michal Prywata

/s/ Andre Auberton	Chairman and Director	June 29, 2020
Andre Auberton

/s/ Remi Gaston Dreyfus	Director	June29, 2020
Remi Gaston Dreyfus

/s/ P. Gerald Malone	Director	June 29, 2020
P. Gerald Malone

/s/ Joseph Martin	Director	June 29, 2020
Joseph Martin

/s/ Charles Matine	Director	June 29, 2020
Charles Matine

/s/ Audrey Thevenon	Director	June 29, 2020
Audrey Thevenon

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Amounts expressed in US Dollars) Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bionik Laboratories Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. (the Company) as of March 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2015.

Toronto, Ontario

June 25, 2020

Bionik Laboratories Corp.
Consolidated Balance Sheets
(Amounts expressed in US Dollars)

	As at	As at
	March 31,2020 $	March 31, 2019 $
Assets
Current
Cash and cash equivalents	2,269,747	446,779
Accounts receivable, net of allowance for doubtful accounts of $167,500 (March 31, 2019 - $Nil)	846,964	1,523,193
Prepaid expenses and other receivables (Note 5)	1,632,555	1,355,032
Inventories (Note 6)	1,059,462	405,682
Due from related parties (Note 9(a))	17,840	18,585
Total Current Assets	5,826,568	3,749,271
Equipment (Note 7)	154,144	192,528
Technology and other assets (Note 4)	1,449,924	4,427,722
Goodwill (Note 3)	11,085,984	22,308,275
Total Assets	18,516,620	30,677,796

Liabilities and Shareholders' Equity
Current
Accounts Payable (Notes 9(b))	857,093	1,148,852
Accrued liabilities (Notes 8 and 9(b))	1,647,656	1,653,233
Demand Loans (Note 8)	2,078,833	-
Deferred revenue - Contract Liabilities	616,063	467,778
Total Current Liabilities	5,199,645	3,269,863

Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value
$0.001; Authorized; Issued and outstanding - 1 (March 31, 2019 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000; Issued and outstanding 5,009,151 and 117,683 Exchangeable Shares (March 31, 2019 – 3,661,838 and 196,799 Exchangeable Shares)	5,126	3,858
Additional paid in capital	84,643,570	73,719,299
Deficit	(71,373,870)	(46,357,373)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	13,316,975	27,407,933
Total Liabilities and Shareholders' Equity	18,516,620	30,677,796

Commitments and Contingencies (Note 15)
Subsequent Events (Note 16)
The accompanying notes are an integral part of these consolidated financial statements.

The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018 (Note 2).

Bionik Laboratories Corp.
Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2020 and 2019
 (Amounts expressed in U.S. Dollars)

	March 31, 2020 $	March 31, 2019 $
Sales	2,153,354	3,246,038
Cost of Sales	893,374	1,630,166
Gross Margin	1,259,980	1,615,872

Operating expenses
Sales and marketing	2,172,972	2,339,359
Research and development	3,889,461	3,174,892
General and administrative	4,199,400	3,893,393
Share-based compensation expense (Notes 11)	1,781,612	1,347,399
Amortization (Note 4)	277,258	278,997
Depreciation (Note 7)	103,388	69,212
Total operating expenses	12,424,091	11,103,252

Other (income) expenses
Goodwill impairment	11,222,291	-
Technology and other assets impairment	2,700,540	-
Accretion expense (Note 8)	-	3,266,918
Fair Value Adjustment (Note 8)	-	(337,923)
Gain/Loss on mark to market re-evaluation (Note 10(c))	-	(2,048,697)
Other expense	181,914	262,596
Other income	(100,165)	(73,166)
Foreign exchange	(152,194)	(507)
Total other (income) expenses	13,852,386)	1,069,221
Net loss and comprehensive loss for the year	(25,016,497)	(10,556,601)

Loss per share - basic and diluted	(5.61)	(4.47)

Weighted average number of shares outstanding – basic and diluted	4,455,755	2,363,107

The accompanying notes are an integral part of these consolidated financial statements

The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018 (Note 2).

Bionik Laboratories Corp.

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2020 and March 31, 2019

(Amounts expressed in U.S. Dollars)

					Additional
	Special Voting		Common Shares		Paid		Comprehensive
	Shares	Total	Amount	Shares	Amount	in Capital	Deficit	Income
		$		$	$	$	$	$
Balance, March 31, 2018	1	-	1,664,002	1,664	56,195,541	(35,776,340)	42,149	20,463,014
Conversion of Promissory notes (Note 10(c))	-	-	263,639	264	2,470,358	-	-	2,470,622
Conversion of Promissory notes - July 20, 2018 (Note 10(c))	-	-	683,395	683	4,732,170	-	-	4,732,853
Conversion of Promissory notes - March 28, 2019 (Note 10 (c))	-	-	1,247,099	1,247	6,009,370	-	-	6,010,617
Stock option and warrant reclassification (Notes 11 and 12)	-		-	-	1,173,534	-	-	1,173,534
Share compensation expense (Note 11)	-	-	-	-	1,347,399	-	-	1,347,399
Fair value of Anti-dilution feature	-	-	-	-	1,766,495	-	-	1,766,495
Loss on warrant down round feature (Note 12)	-	-	-	-	24,432	(24,432)	-	-
Net loss for the year	-	-	-	-	-	(10,556,601)	-	(10,556,601)
Adjustment due to 1:150 share consolidation round-up	-	-	502	-	-	-	-	-
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933
Share compensation expense (Note 11)					1,781,612			1,781,612
Conversion of Promissory Notes			1,268,191	1,268	9,142,659			9.143,927
Net Loss for the Year Adjustment due to 1:50 share consolidation round-up			6			(25,016,497)		(25,016497)
Balance March 31, 2020	1		5,126,834	5,126	84,643,570	(71,373,870)	42,149	13,316,975

The accompanying notes are an integral part of these consolidated financial statements

The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018 (Note 2).

Bionik Laboratories Corp.
Consolidated Statements of Cash Flows
 For the years ended March 31, 2020 and 2019
 (Amounts expressed in U.S. Dollars)

	March 31, 2020	March 31, 2019
	$	$
Operating activities
Net loss for the year	(25,016,497)	(10,556,601)
Adjustment for items not affecting cash
Depreciation	103,388	69,212
Amortization	277,258	278,997
Write-off of demonstration equipment	94,641	-
Goodwill impairment	11,222,291	-
Technology and other assets impairment	2,700,540	-
Interest expense	176,593	255,833
Share based compensation expense	1,781,612	1,347,399
Accretion expense	-	3,266,918
Fair Value Adjustment	-	(337,923)
Gain/Loss on mark to market re-evaluation	-	(2,048,697)
Allowance for doubtful accounts	167,500	(19,694)
	(8,492,674)	(7,744,556)
Changes in non-cash working capital items
Accounts receivable	508,729	(1,290,769)
Prepaid expenses and other receivables	(277,523)	(921,377)
Due from related parties	745	312
Inventories	(653,780)	(168,239)
Accounts payable	(291,759)	424,179
Accrued liabilities	(5,577)	122,928
Deferred revenue	148,285	345,111
Net cash (used in) operating activities	(9,063,554)	(9,232,411)
Investing activities
Acquisition of equipment	(159,645)	(101,779)
Net cash (used in) investing activities	(159,645)	(101,779)
Financing activities
Proceeds from convertible loans	2,070,000	-
Proceeds from convertible loans	9,000,000	9,326,633
Repayment of Demand notes principal	-	(50,000)
Repayment of Demand notes interest		(2,975)
Proceeds from short-term loan	500,000	-
Repayment of short-term loan	(523,833)	-
Net cash provided by financing activities	11,046,167	9,273,658
Net increase (decrease) in cash and cash equivalents for the year	1,822,968	(60,532)
Cash and cash equivalents, beginning of the year	446,779	507,311
Cash and cash equivalents, end of the year	2,269,747	446,779

The accompanying notes are an integral part of these consolidated financial statements.

The Financial Statements have been updated to reflect the 150 to 1 reverse stock split on October 29, 2018 (Note 2).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

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

References to the Company refer to the Company and, if applicable, its wholly owned subsidiaries, Bionik Inc., Bionik Acquisition Inc. and Bionik Canada.

The Company is a global pioneering robotics company focused on providing rehabilitation solutions to individuals with neurological disorders, specializing in designing, developing and commercializing cost-effective physical rehabilitation technologies, prosthetics, and assisted robotic products. The Company strives to innovate and build devices that can rehabilitate and improve an individual’s health, comfort, accessibility, and quality of life through the use of advanced algorithms and sensing technologies that anticipate a user’s every move.

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

Going Concern

As at March 31, 2020, the Company had a working capital surplus of $626,923 (March 31, 2019 - $479,408) and an accumulated deficit of $71,373,870 (March 31, 2019 - $46,357,373) and the Company incurred a net loss and comprehensive loss of $25,016,497 for the year ended March 31, 2020 (March 31, 2019 -$10,556,601).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

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

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report filing.

3. SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

The Company has considered the impact of the novel coronavirus (COVID-19) on its consolidated financial statements. Management expects COVID-19 to have a future negative impact to the extent of which is uncertain and largely subject to whether the severity worsens, or duration lengthens. These impacts could include but may not be limited to risks and uncertainty related to ability of the Company’s sales and marketing personnel and distributors to access the Company’s customer base and reduced demand. Consequently, these may negatively impact the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of material goodwill, intangible and long-lived assets impairments, increased reserves for uncollectible accounts.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES – Continued

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. ASU 2014-09, as amended, is effective for the Company in the year ended March 31, 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company adopted the new standard using the modified retrospective transition method. The Company has adopted ASU-2014-1 for the fiscal year ended March 31, 2019 and it did not have a material effect on the consolidated balance sheet and the consolidated results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance also requires additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company has adopted ASU 2016-02 and it did not have a material effect on the consolidated balance sheet and consolidated statement of operations.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which introduces an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. The methodology replaces the probable, incurred loss model for those assets. The update if effective for fiscal years beginning after December 15, 2019. The Company does not expect this policy will have a material effect on the consolidated balance sheet, statement of operations and comprehensive loss or consolidated statement of cash flows.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at actual cost, on the first-in first-out basis. The Company only has finished goods inventory recoded based on actual cost from outsourced manufacturing partner.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by supplying products to customers with pre- approved capital expenditure budgets or rental credit, and by actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $167,500 and $Nil was appropriate as of March 31, 2020 and 2019, respectively.

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $162,449 at March 31, 2020 (March 31, 2019 - $143,500). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $26,911 of expenses related to warranty expenses and recorded this expense in cost of goods sold for the year ended March 31, 2020 (March 31, 2019 - $84,038).

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES – Continued

Equipment

Equipment is recorded at cost. Depreciation is computed using the declining balance method, over the estimated useful lives of these assets. The costs of improvements that extend the life of equipment are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Equipment is depreciated as follows:

Computer and Electronics	50% per annum
Furniture and Fixtures	20% per annum
Demonstration Equipment	50% per annum
Manufacturing Equipment	20% per annum
Tools and Parts	20% per annum
Right of Use Assets	Life of Lease (60 months)

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Approximately 99% of the Company’s assets are US-based and all sales for the years ended March 31, 2020 and 2019 were made by the Company’s US subsidiary, Bionik, Inc. In addition, all of the Company’s technology and other assets and goodwill are connected to the acquisition by the Company in April 2016 of Bionik, Inc. Equipment connected to Bionik Inc. amounts to $117,200 (March 31, 2019 -$148,618) and $36,943 (March 31, 2019 - $43,910) is connected to equipment at the Company’s Canadian subsidiary Bionik Laboratories Inc.

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

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES – Continued

Impairment of Long-Lived Assets

The Company follows the ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. When properties are classified as held for sale, they are recorded at the lower of the carrying amount or the expected sales price less costs to sell. As a result of a valuation at March 31, 2020, $2,700,540 of the Company’s technology and other assets was impaired.

Goodwill and Indefinite Lived Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. Goodwill and indefinite lived intangible assets, consisting of the trademarks acquired (Note 4), are assessed for impairment annually, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill or indefinite lived intangible assets. The qualitative factors used in the analysis include microeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events. The Company performs impairment tests using a fair value approach when necessary. As a result of a valuation at March 31, 2020 $11,222,291 of the Company’s goodwill was impaired and $2,700,540 of technology assets were impaired.

The carrying values of goodwill and indefinite-life intangible assets are subject to annual impairment assessment as of the last day of each fiscal year. Between annual assessments, impairment review may also be triggered by any significant events or changes in circumstances affecting the Company’s business.

Following the decline of Company sales, management determined there are events and changes in circumstances that indicate goodwill, technology and other assets are impaired. Accordingly, at March 31, 2020, the Company evaluated the ongoing value of the goodwill, technology and other assets. Based on this evaluation, the Company determined that trademark, patents and customer relationship with a carrying amount of $2,505,907, $777,350 and $867,207 accordingly were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $900,000, $469,962 and $79,962 respectively. Further, the Company determined that the goodwill with the carrying value of $22,308,275 was in fact impaired and wrote it down to the estimated fair value of $11,085,984. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital. Because of deteriorating market conditions (i.e., less marketplace demand), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value.

The Company has one reporting unit and it’s carrying value was compared to its estimated fair value. As at March 31, 2020, the Company estimated its fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 24%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

4. TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the year ended March 31, 2020:

Intangible assets acquired	Amortization period (years)	Value acquired $	Expense March 31, 2019 $	Value at March 31, 2019 $	Impairment $	Expenses March 31, 2020 $	Value at March 31, 2020 $
Patents and exclusive License Agreement	9.74	1,306,031	134,090	911,440	307,388	134,090	469,962
Trademark	Indefinite	2,505,907	-	2,505,907	1,605,907		900,000
Customer relationships	10	1,431,680	143,168	1,010,375	787,245	143,168	79,962
Non-compete agreement	2	61,366	1,739	-		-	-
Assembled workforce	1	275,720	-	-		-	-
		5,580,704	278,997	4.427,722	2,700,540	277,258	1,449,924

The cumulative amortization expense for the technology and other assets was $1,430,240 and $1,152,982 at March 31, 2020 and March 31, 2019, respectively and as a result of a technology valuation at March 31, 2020, the technology assets were written down by an additional $2,700,540.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

5. PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31,	March 31,
	2020	2019
	$	$
Prepaid expenses and other receivables	78,816	92,170
Prepaid inventory	1,450,024	1,144,392
Prepaid insurance	57,226	66,320
Sales taxes receivable (i)	46,489	52,150
	1,632,555	1,355,032

(i) Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

6. INVENTORIES

	March 31,	March 31,
	2020	2019
	$	$
Finished Goods	1,059,462	405,682
	1,059,462	405,682

For the year ended March 31, 2020, $138,305 (March 31, 2019 - $62,589) of inventory has been written off to Research and Development costs as it is not expected to be used as a result of an introduction of new versions of existing InMotion® products.

7. EQUIPMENT

Equipment consisted of the following as at March 31, 2020 and March 31, 2019:

	March 31, 2020 Accumulated			March 31, 2019 Accumulated
	Cost $	Depreciation $	Net $	Cost $	Depreciation $	Net $
Computers and electronics	303,337	264,520	38,817	286,855	243,346	43,509
Furniture and fixtures	36,795	30,953	5,842	36,795	29,648	7,147
Demonstration equipment	135,543	37,662	97,881	271,615	147,257	124,358
Manufacturing equipment	88,742	86,688	2,054	88,742	86,230	2,512
Tools and parts	11,422	7,627	3,795	11,422	6,779	4,643
Right of Use Assets	23,019	17,264	5,755	23,019	12,660	10,359
	598,858	444,714	154,144	718,448	525,920	192,528

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the year ended March 31, 2020 was $103,388 (March 31, 2019 - $69,212).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

8. NOTES PAYABLE

(a)	Convertible Loans Payable

During the year ended March 31, 2020, the Company received loans from new and existing investors totaling $9,000,000 pursuant to an up to $9,000,000 convertible note offering. This included the conversion and satisfaction of an existing $500,000 term loan at June 30, 2019. The convertible notes bore interest at a fixed rate of 1% per month until September 30, 2019 and $6,070,000 of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $6.80 per share and $2,930,000 of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $8.265. The terms of the two tranches were identical outside of the conversion price.

The interest accrued on these convertible loans for the year ended March 31, 2020 was $143,927 and the accrued interest was converted into shares at the respective conversion prices.

In the event the Company raises capital through the sale of Common Stock for cash during the period ending on the three year anniversary of the earliest issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) is less than the original Conversion Price, then in such event the Company shall issue to all convertible loan holder, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has early adopted ASU 2017- 11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

March 31, 2019	-
Convertible loans issued	$9,000,000
Interest	143,927
Convertible loans and interest converted in 1,268,191 shares	(9,143,927)
March 31, 2020	$-

(b)	Convertible Loans Payable

During the year ended March 31, 2020, the Company received $70,000 from an existing investor pursuant to a $3,000,000 (or up to $7,000,000 at the discretion of the Company) convertible note offering. The convertible notes bear interest at a fixed rate at 1% per month and will be payable, along with the principal amount on the earlier of (the “Maturity Date”): (a) on March 30, 2020 (the Maturity Date was extended to June 30, 2020 and on June 2, 2020 the Maturity Date was extended to March 31, 2021) and (b) the consummation of the offering provided that the Company raises in one or more tranches aggregate gross proceeds of no less than $3,000,000. The convertible loans will be convertible into equity of the Company upon the following events on the following terms:

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

The interest accrued on these convertible loans for the year ended March 31, 2020 was $4,317.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

8. NOTES PAYABLE - Continued

(c)	Short term loan

On March 23, 2020, the Company received a $2,000,000 loan from an existing shareholder. The promissory note bears interest at a fixed rate of 1% per month and will be payable (a) one half of the accrued interest on each three months anniversary of the Issue Date (the “Quarterly Payments”) and (b) one half of the accrued interest along with the principal amount on (the “Maturity Date”); the earlier of (a) March 31, 2022 and (b) the consummation of a "Qualified Financing"; of a minimum of $5,000,000 from any equity or debt financing of the Company subsequent to the Issue Date of the promissory note; provided, however, that none of the following shall be deemed an equity or debt financing: (a) any Additional Loan; and (b) any loan, grant, funding or other payment from a domestic or foreign government or governmental entity (whether international, federal, state, local or otherwise) The loan is repayable or convertible to common shares at the loan holder’s option on March 31, 2022. Interest accrued on this loan at March 31, 2020 is $4,516.

9. RELATED PARTY TRANSACTIONS AND BALANCES

a.	Due from related parties

An outstanding loan to the Chief Technology Officer (“CTO”) of the Company is for $17,840 (March 31, 2019 - $18,585). The loan had an interest rate of 1% until March 31, 2019 and 2% after based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the year ended March 31, 2020, the Company accrued interest receivable in the amount of $472 (March 31, 2019 – $353); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

b.	Accounts payable and accrued liabilities

As at March 31, 2020, $30,866 (March 31, 2019 - $229,473) was owing to the CEO of the Company; $9,464 (March 31, 2019 – $14,851) was owing to the Chief Technology Officer; $1,827 (March 31, 2019 - $33,387) was owing to the Chief Financial Officer (“CFO”), $Nil (2019-$28,025) was owing to the Chief Commercial Officer (“CCO”), all related to bonuses and business expenses.

10. SHARE CAPITAL

	March 31, 2020		March 31, 2019
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of year	196,799	197	295,146	295
Converted into common shares (a)	(79,116)	(79)	(98,347)	(98)
Balance at end of year	117,683	118	196,799	197
Common Shares
Balance at beginning of the year	3,661,838	3,661	1,368,856	1,369
Shares issued to exchangeable shareholders (a)	79,116	79	98,347	98
Shares issued on conversion of loans (c) (d) (e)	1,268,191	1,268	2,194,133	2,194
Share consolidation rounding adjustment (f)	6	-	502	-
Balance at end of the year	5,009,151	5,008	3,661,838	3,661
TOTAL SHARES	5,126,834	5,126	3,858,637	3,858

(a)	During the year ended March 31, 2020, 79,116 exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms. (March 31, 2019 – 98,347 shares)

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

10. SHARE CAPITAL – Continued

(b)	During the year ended March 31, 2020 $9,143,927 of promissory notes and interest were converted into 1,268,191 common shares. These shareholders have price protection until June 10, 2022.

(c)

During the year ended March 31, 2019, after the increase of the number of authorized shares to 500,000,000, the Company issued 263,639 common shares related to the March 31, 2018 promissory note conversion. In addition, there was a $2,048,697 gain recorded in the year connected to the difference of the market value of the shares, outstanding options and warrants at March 31, 2018 and their value at June 12, 2018, the time of the authorized share increase and share issuance. On July 20, 2018, the Company converted $4,708,306 of notes payable and interest into 683,395 common shares and on March 28, 2019 the Company converted $4,848,117 of notes payable and interest into 1,247,099 common shares.

(d)	During the year ended March 31, 2019, the Company consummated an offer to amend and exercise to its warrant holders, enabling them to exercise their outstanding warrants for $37.50 per share, and as a result, 33,335 common shares were issued for net proceeds of $1,125,038 (Note 12).

(e)	During the year ended March 31, 2019, the Company converted $9,058,708 of notes payable and interest into 985,370 common shares. Under the terms of this conversion the remaining $1,342,705 of principal and interest was required to be converted into 263,639 common shares, but they were unable to be issued as a result of the Company not having enough authorized shares. The $2,470,622 value of these shares at March 31, 2019 has been classified as a liability until the common shares can be issued. In addition, there was a $376,674 loss recorded in the year connected to the difference of the $2,847,296 market value of the shares at March 31, 2019 and the value of these shares which resulted on the conversion of notes payable, the exercise price of which was based on a 30-day VWAP. The fair value of these shares ($2,847,296), outstanding warrants ($1,394,164) and options ($1,451,393) at March 31, 2019 represented the $5,692,853 liability on the Company’s balance sheet.

(f)	On October 29, 2018, the Company completed a one-for-one hundred and fifty to one (1:150) reverse stock consolidation that has been reflected in all shares and per share amounts, warrants and options.

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

For the years ended March 31, 2020 and 2019

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

On February 6, 2017, the Company issued 2,667 options to an employee with an exercise price of $105.00 per share that will vest over three years at the anniversary date. The grant fair value was $245,200. During the year ended March 31, 2020, $73,001 (March 31, 2019 - $81,733) of stock compensation expense was recognized.

On September 1, 2017, the Company granted 81,436 options at $24.15 per share equally to an executive officer and a consultant, who is now the Chairman of the Company. 27,148 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years for the CEO, for our Chairman the options vest over 5 years. The grant date fair value was $1,832,304 and $305,384 is the current expense for the year ended March 31, 2020. (March 31, 2019 - $343,557)

On January 24, 2018, the Company granted 24,267 options at $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. 3,870 options were cancelled for the year ended March 31, 2020 (March 31, 2019 - $7,334). The grant fair value was $491,036 and $88,729 is the current stock compensation expense for the year ended March 31, 2020. (March 31, 2019 - $140,540)

On April 30, 2018, the Company granted to an executive officer, 40,000 options with an exercise price of $9.74 that vest immediately with a 10-year expiry. These options were valued using the Black Scholes model and the following inputs were used: expected life 10 years, expected volatility 114% and a risk-free rate of 1.59%. As these options vested immediately as of the grant date and $363,714 of stock compensation expense was recorded for the year ended March 31, 2019.

On June 11, 2018, the Company granted to a sales executive officer, 5,000 options with an exercise price of $6.93 per share that vest over three years from the anniversary of the grant and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $30,341 and $Nil of stock compensation was recognized for year ended March 31, 2020. (March 31, 2019- $8,147). The employee left during the year ended March 31, 2020 and all options were cancelled.

On May 31, 2019 169,882 options were issued to employees and directors of the Company with an exercise price of $3.16 per share that vest over 18 months, with one third immediately vesting and one third vesting in each of the following two 6-month periods and expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $453,585 and 1,599 options were cancelled and $414,581 of stock compensation was recognized for the year ended March 31, 2020

On July 26, 2019, 484,612 options were granted to employees and consultants at an exercise price of $3.595. The options were using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $1,525,525, 11,461 options were cancelled and $908,140 of stock compensation was recognized for the year ended March 31, 2020

On September 3, 2019, 5,000 options were granted to an employee at an exercise price of $3.20 which vest over three years starting September 3, 2020. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $14,010 and $2,685 of stock compensation was recognized for the year ended March 31, 2020.

 BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

11. STOCK OPTIONS – Continued

During the year ended March 31, 2020, the Company recorded $1,781,612 in share-based compensation related to the vesting of stock options (March 31, 2019 - $1,347,399. The following is a summary of stock options outstanding and exercisable as of March 31, 2020.

These options at their respective grant dates were valued using the Black-Scholes option pricing model with the following key assumptions:

Expected life	Risk free in years	Dividend Rate	Forfeiture Rate	Expected Rate	Grant date volatility	Grant date fair value
February 17, 2015	1.89	1.59%	0%	0%	114%	$136,613
July 1, 2014	1.25	1.59%	0%	0%	114%	$1,259,487
June 20, 2014	1.22	1.59%	0%	0%	114%	$118,957
November 24, 2015	2.65	1.59%	0%	0%	114%	$694,384
December 14, 2015	2.71	1.59%	0%	0%	114%	$1,260,437
April 21, 2016	4.11	1.59%	0%	0%	114%	$2,582,890
April 26, 2016	3.07	1.59%	0%	0%	114%	$213,750
February 6, 2017	3.86	1.59%	0%	0%	114%	$245,200
February 13, 2017	3.88	1.59%	0%	0%	114%	$148,750
September 1, 2017	7.43	1.59%	0%	0%	114%	$1,832,304
January 24, 2018	4.82	1.59%	0%	0%	114%	$491,036
April 30, 2018	8.06	1.59%	0%	0%	114%	$363,714
June 11, 2018	5.20	1.59%	0%	0%	114%	$30,341
May 31, 2019	7.00	1.59%	0%	0%	114%	$453,585
July 26, 2019	7.00	1.59%	0%	0%	114%	$1,525,525
September 3, 2019	7.00	1.59%	0%	0%	114%	$14,010

	Number of Options	Weighted-Average Exercise Price
Outstanding March 31, 2018	170,675	75.00
Issued	45,000	9.42
Cancelled	(32,679)	65.93
Outstanding, March 31, 2019	182,996	37.73
Issued	659,494	3.48
Cancelled	(24,311)	(19.80)
Outstanding, March 31, 2020	818,179	10.63

The following is a summary of stock options outstanding and exercisable as of March 31, 2020:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.500	630	20-Jun-21	630
34.500	13,212	01-Jul-21	13,212
34.500	944	17-Feb-22	944
183.000	2,667	24-Nov-22	2,667
150.000	11,400	14-Dec-22	11,400
142.500	359	28-Mar-23	359
157.500	1,387	28-Mar-23	1,387
105.000	2,667	06-Feb-24	1,778
102.000	1,667	13-Feb-24	1,667
142.500	106	03-Mar-24	106
157.500	408	03-Mar-24	408
142.500	43	14-Mar-24	43
157.500	164	14-Mar-24	164
142.500	327	30-Sep-24	327
157.500	1,264	30-Sep-24	1,264
24.150	81,436	01-Sep-27	40,722
23.250	13,064	24-Jan-25	9,132
9.735	40,000	19-Apr-28	40,000
3.16	168,283	31-May-26	112,922
3.595	473,151	26-Jul-26	56,417
3.20	5,000	03-Sep-26	-
	818,179		295,548

The weighted-average remaining contractual term of the outstanding options is 6.28 years (March 31, 2019 – 7.20 years) and for the options that are exercisable the weighted average is 6.12 years (March 31, 2019 – 6.80 years).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

12. WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of	Weighted Average Exercise
	Warrants	Price ($)
Outstanding and exercisable, March 31, 2018	365,974	53.19
Issued in connection with anti-dilution provision connected warrant transaction	67,952	55.71
Issued in connection with anti-dilution provision connected warrant transaction	6,305	34.50
Issued in connection with anti-dilution provision connected warrant transaction	52,590	38.91
Expired	(204,304)	(51.85)
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable, March 31, 2020	125,034	20.07

During the year ended March 31, 2020, 163,483 warrants expired in accordance with their terms (March 31, 2019 – 204,304)

Due to an anti-dilution clause in the warrant agreements for such outstanding warrants during the year ended March 31, 2019, an additional 67,952 warrants were issued to the $73.02 per share warrant holders and 6,305 warrants to the $44.28 per share warrant holders. As a result of the anti-dilution clause, the exercise price of the warrants changed from $73.02 per share to $55.71 per share and from $44.28 per share to $34.50 per share because of this warrant transaction. Furthermore, due to an anti-dilution clause in the warrant agreements for such outstanding warrants during the year ended March 31, 2019, an additional 52,590 warrants were issued to the $55.71 per share warrant holders. As a result of the anti-dilution clause, the exercise price of the warrants changed from $55.71 per share to $38.91 per share because of this warrant transaction. All options with anti-dilution clause expired during the year ended March 31, 2020.

The Company measured the effects of the above transactions, which triggered anti-dilution clause using the binomial option pricing model and recorded a loss for the year ended March 31, 2020 of $Nil (March 31, 2019 -$24,432) against deficit.

The Company issued 2,667 warrants exercisable at $37.50 per share and expire June 27, 2020 to the firm who facilitated the warrant offer.

The Company issued 15,658 warrants at $90.00 per share which expire in 5 years on March 31, 2023 and 106,709 warrants at $9.375, 64,025 which expire August 14, 2022 and 42,684 which expire on March 31, 2022 in connection with a loan and interest conversion transaction.

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of March 31, 2020:

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
37.50	2,667	June 27, 2020
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	125,034

The weighted-average remaining contractual term of the outstanding warrants was 2.28 years (March 31, 2019 – 1.51 years).

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

13. INCOME TAXES

The income tax rate of 24.39% (2019 - 25.30%) to the effective tax rate is as follows:

	2020	2019
Net (Loss) before recovery of income taxes	$(25,016,497)	$(10,556,601)
Expected income tax (recovery) expense	$(6,101,891)	$(2,670,579)
Tax rate changes and other adjustments	32,616	(525,472)
Share based compensation	434,561	340,861
Accretion	-	890,797
Change in fair value	-	(85,487)
Other non-deductible expenses	50,131	83,578
Gain on mark to market	-	(518,274)
Goodwill impairment	2,737,281	-
Change in tax benefits not recognized	2,847,302	2,484,576
Income tax (recovery) expense	$-	$-

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

Equipment	$21,906	$70,650
Non-capital losses - Canada	3,246,120	2,796,469
Net operating losses - US	7,266,374	5,911,320
SR&ED pool	1,038,983	844,001
Other	1,134,863	1,022,309
Valuation Allowance	(12,349,308)	(9,502,006)
	358,938	1,142,743
Intangibles and other	(358,938)	(1,142,743)
	-	-

The Company has non-capital losses in its Canadian subsidiary of $12,249,509 which will expire between 2028 and 2040.

The company has net operating losses in the U.S. of $29,790,641. $18,573,147 will start to expire in year ended March 31, 2028, and $11,217,494 can be carried forward indefinitely.

Certain tax attributes are subject to an annual limitation as a result of the acquisition of the US subsidiary, which constitutes a change of ownership as defined under IRC Section 382.

The following describes the open tax years, by major tax jurisdiction, as of March 31, 2020:

United States – Federal 2016 – present

United States – State 2016 – present

Canada – Federal 2015 – present

Canada – Provincial 2015 – present

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

14. RISK MANAGEMENT

Concentrations of Credit Risk and Economic Dependence

Cash and cash equivalents include highly liquid investments with original terms to maturity of 90 days or less at the date of purchase. For all periods presented cash and cash equivalents consisted entirely of cash on deposit with Canadian and US banks.

The Company’s cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Deposits held in banks in Canada are insured up to $200,000 Canadian per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

Three of the Company’s customers accounted for 84%, 16% and Nil% and 83.3%,8.9% and 4.6%, of the Company’s gross accounts receivables as at March 31, 2020 and 2019, respectively,

15. COMMITMENTS AND CONTINGENCIES

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

Commitments

(a)	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and current CTO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and current CTO collectively, 2,134 common shares. As at March 31, 2020 these shares have not yet been issued.

(b)	On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form China Bionik Medical Rehabilitation Technology Ltd. (“China JV”), in which the Company will have a 25% interest and the JV Partner 75%. The China JV was formally established receiving a business license on May 22, 2018. Under the terms of the JV Contract, the JV Partner is required to contribute $290,000 within 30 days of the date of establishment, $435,000 12 months later and $725,000, 60 months after the date of establishment. The Company is required to license certain intellectual property to the China JV. The Company is applying the equity method of accounting to the joint venture. The Company provided certain technical information to the Chinese JV to obtain Chinese regulatory approvals.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Amounts expressed in U.S. Dollars)

15. COMMITMENTS AND CONTINGENCIES - Continued

The Company gave notice on May 18, 2020 to its JV Contract partner of the termination of the China JV as well as terminating the related licensing and distribution agreements with the China JV. As a result of the termination of our China joint venture and related commercial arrangements, we have been communicating with our counterparts regarding such termination.

(c)	In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, with a former director as a co-licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

(d)	In connection with a renegotiated contract entered into with a South Korean distributor, the Company must provide three robots to the distributor at no cost.

16. SUBSEQUENT EVENTS

(a)	In June 2020, the Company has received $1,302,575 of convertible loans which have the same or substantially similar terms and conditions as the loans disclosed in Note 8 (b).

(b)	On May 6, 2020, the Company received funding in the original principal amount of $459,912 pursuant to the federal Paycheck Protection Program (“PPP”) which is administrated by the U.S. Small Business Administration. The PPP loan bears interest at 1% per annum and matures in two years from the date of disbursement. Interest and principal payments will be deferred for a period of six month. The Company intends to apply for forgiveness for all or a portion of the loans in accordance with applicable law.

