Form 10-Q
period 2020-06-30
Bionik Laboratories Corp.
filed 2020-08-12
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 12, 2020, 5,009,151 shares of common stock, par value $0.001 per share were outstanding.

BIONIK LABORATORIES CORP.

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets (unaudited)

(Amounts expressed in US Dollars)

	As at	As at
	June 30, 2020	March 31, 2020
	$	$
		(Audited)
Assets
Current
Cash and cash equivalents	2,403,037	2,269,747
Accounts receivable, net of allowance for doubtful accounts of $Nil (March 31, 2020 - $167,500)	975,272	846,964
Prepaid expenses and other receivables (Note 5)	1,723,353	1,632,555
Inventories (Note 6)	944,990	1,059,462
Due from related parties (Note 9(a))	18,657	17,840
Total Current Assets	6,065,309	5,826,568
Equipment (Note 7)	136,032	154,144
Technology and other assets (Note 4)	1,426,420	1,449,924
Goodwill	11,085,984	11,085,984
Total Assets	18,713,745	18,516,620

Liabilities and Shareholders' Equity
Current
Accounts Payable (Notes 9(b))	443,874	857,093
Accrued liabilities (Notes 8 and 9(b))	2,057,784	1,647,656
PPP Loan (Note 8 (c))	459,912	-
Convertible Loans (Note 8(a) (b))	3,452,680	2,078,833
Deferred revenue - Contract Liabilities	582,281	616,063
Total Current Liabilities	6,996,531	5,199,645
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 Special Voting Preferred Stock, par value $0.001; Authorized; Issued and outstanding - 1 (March 31, 2020 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000; Issued and outstanding 5,009,151 and 117,683 Exchangeable Shares (March 31, 2020 5,009,151 and 117,683 Exchangeable Shares)	5,126	5,126
Additional paid in capital	85,050,885	84,643,570
Deficit	(73,380,946)	(71,373,870)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	11,717,214	13,316,975
Total Liabilities and Shareholders' Equity	18,713,745	18,516,620

Commitments and Contingencies (Note 13)

Subsequent Events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the three month periods ended June 30, 2020 and 2019 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
	$	$
Sales	257,908	790,379
Cost of Sales	62,555	336,085
Gross Margin	195,353	454,294

Operating expenses
Sales and marketing	223,185	583,732
Research and development	353,263	816,523
General and administrative	1,128,510	841,693
Share-based compensation expense (Notes 11)	407,315	287,757
Amortization (Note 4)	23,504	69,314
Depreciation (Note 7)	18,112	23,970
Total operating expenses	2,153,889	2,622,989

Other (income) expenses
Other expense	74,975	14,296
Other income	(37,612)	-
Foreign exchange	11,177	(62,347)
Total other income (expenses)	48,540	(48,051)
Net loss and comprehensive loss for the period	(2,007,076)	(2,120,644)

Loss per share - basic and diluted	(0.39)	(0.55)

Weighted average number of shares outstanding – basic and diluted	5,126,834	3,858,637

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders' Equity

For the three month periods ended June 30, 2020 and June 30, 2019 (unaudited)

(Amounts expressed in U.S. Dollars)

	Special Voting		Common Shares		Additional Paid		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
		$		$	$	$	$	$
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933
Share compensation expense					287,757			287,757
Net loss for the period						(2,120,644)		(2,120,644)
Balance, June 30, 2019	1	-	3,838,637	3,858	74,007,056	(48,478,017)	42,149	25,575,046
Share compensation expense					1,493,855			1,493,855
Conversion of Promissory Note			1,268,191	1,268	9,142,659			9,143,927
Net loss for the Year						(22,895,853)		(22,895,853)
Adjustment due to 1:150 share adjustment consolidation round up			6
Balance March 31, 2020	1	-	5,126,834	5,126	84,643,570	(71,373,870)	42,149	13,316,975
Share compensation expense					407,315			407,315
Net loss for the period						(2,007,076)		(2,007,076)
Balance June 30, 2020	1	-	5,126,834	5,126	85,050,885	(73,380,946)	42,149	11,717,214

The Accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows

For the three month periods ended June 30, 2020 and 2019 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Three months ended
	June 30, 2020 $	June 30, 2019 $
Operating activities
Net loss for the period	(2,007,076)	(2,120,644)
Adjustment for items not affecting cash
Depreciation	18,112	23,970
Amortization	23,504	69,314
Interest expense	74,975	13,283
Share based compensation expense	407,315	287,757
	(1,483,170)	(1,726,320)
Changes in non-cash working capital items
Accounts receivable	(128,308)	496,181
Prepaid expenses and other receivables	(90,798)	160,305
Due from related parties	(817)	(483)
Inventories	114,472	(176,376)
Accounts payable	(413,219)	(93,835)
Accrued liabilities	406,425	(41,434)
Deferred revenue	(33,782)	58,016
Net cash (used in) operating activities	(1,629,197)	(1,323,946)
Investing activities
Acquisition of equipment	-	(42,802)
Net cash (used in) investing activities	-	(42,802)
Financing activities
Proceeds from convertible loans	1,302,575	950,000
Proceeds from PPP Loan	459,912	-
Proceeds from term loan	-	500,000
Net cash provided by financing activities	1,762,487	1,450,000
Net increase in cash and cash equivalents for the period	133,290	83,252
Cash and cash equivalents, beginning of the period	2,269,747	446,779
Cash and cash equivalents, end of the period	2,403,037	530,031

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

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

On November 6, 2017, the Company approved an increase in its authorized shares of common stock to 250,000,000 from 150,000,000, and on June 12, 2018, the Company approved an increase in its authorized shares of common stock to 500,000,000 from 250,000,000.

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

Going Concern

As at June 30, 2020, the Company had a working capital deficit of $931,222 (March 31, 2020 - working capital of $626,923) and an accumulated deficit of $73,380,946 (March 31, 2020 - $71,373,870) and the Company incurred a net loss and comprehensive loss of $(2,007,076) for the three month period ended June 30, 2020 (June 30, 2019 - $(2,120,644).

There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

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

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report filing.

3.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited financial statements of the Company and should be read in conjunction with those annual audited financial statements filed on Form 10-K for the year ended March 31, 2020. The interim disclosures generally do not repeat those in the annual statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The changes in accounting policies in the Company’s unaudited condensed consolidated interim financial statements from the March 31, 2020 audited financial statements are described below.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES - Continued

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

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

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES - Continued

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.

Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The Company has adopted ASU 2017-04 and it did not have a material effect on the consolidated balance sheet and consolidated statement of operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which introduces an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. The methodology replaces the probable, incurred loss model for those assets. The update if effective for fiscal years beginning after December 15, 2019. The Company has adopted ASU 2016-13 and it did not have a material effect on the consolidated balance sheet and consolidated statement of operations.

Recently issued

Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact that the adoption of ASU 2020-06 will have on the consolidated balance sheet and consolidated statement of operations.

Canada Emergency Wage Subsidy (CEWS)

CEWS is recognized as other income in the consolidated statement of operations in the period in which the Company recognizes expenses for which CEWS is intended to compensate.

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $81,225 at June 30, 2020 (March 31, 2020 - $162,449). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $Nil of expenses related to warranty expenses. Additionally, the Company reversed $81,224 of its warranty provision due to low warranty claims and recorded this expense and reversal in cost of goods sold for the three-month period ended June 30, 2020 (June 30, 2019 - $26,911).

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the three months ended June 30, 2020, and the year ended March 31, 2020:

	Amortization			Expenses	Value at	Expenses	Value at
	period	Value		March 31,	March 31,	June 30,	June 30,
	(years)	acquired	Impairment	2020	2020	2020	2020
Intangible assets acquired		$	$	$	$	$	$
Patents and exclusive License Agreement	9.74	1,306,031	307,388	134,090	469,962	20,277	449,685
Trademark	Indefinite	2,505,907	1,605,907	-	900,000	-	900,000
Customer relationships	10	1,431,680	787,245	143,168	79,962	3,227	76,735
Non compete agreement	2	61,366	-	-	-	-	-
Assembled workforce	1	275,720	-	-	-	-	-
		5,580,704	2,700,540	277,258	1,449,924	23,504	1,426,420

The cumulative amortization for the technology and other assets was $1,453,744 at June 30, 2020 (March 31, 2020- $1,430,240).

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	June 30, 2020	March 31 2020
	$	$
Prepaid expenses and other receivables	34,272	78,816
Prepaid inventory	1,499,042	1,450,024
Prepaid insurance	176,928	57,226
Sales taxes receivable (i)	13,111	46,489
	1,723,353	1,632,555

i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

6.	INVENTORIES

	June 30, 2020 $	March 31 2020 $
Finished Goods	944,990	1,059,462

During the three-month period ended June 30, 2020, the Company expensed $143,810 in inventory as cost of goods sold (June 30, 2019 - $299,795) offset by a warranty adjustment of $81,224. The Company no longer maintains a raw materials inventory as it has outsourced its manufacturing to a third party.

7.	EQUIPMENT

Equipment consisted of the following as at June 30, 2020 and March 31, 2020:

	June 30, 2020			March 31, 2020
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
	$	$	$	$	$	$
Computers and electronics	303,337	269,174	34,163	303,337	264,520	38,817
Furniture and fixtures	36,795	31,240	5,555	36,795	30,953	5,842
Demonstration equipment	135,543	49,395	86,148	135,543	37,662	97,881
Manufacturing equipment	88,742	86,789	1,953	88,742	86,688	2,054
Tools and parts	11,422	7,813	3,609	11,422	7,627	3,795
Assets under capital lease	23,019	18,415	4,604	23,019	17,264	5,755
	598,858	462,826	136,032	598,858	444,714	154,144

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three-month period ended June 30, 2020 was $18,112 (June 30, 2019 - $23,970).

8.	NOTES PAYABLE

(a)	Convertible Loans Payable

During the quarter ended June 30, 2020, the Company received $1,302,575, in addition to $70,000 previously loaned to the Company, pursuant to a $3,000,000 (later increased to $7,000,000) convertible note offering. The convertible notes bear interest at a fixed rate at 1% per month. The convertible loans will be convertible into equity of the Company upon the following events on the following terms:

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

In the event the Company raises capital through the sale of Common Stock for cash during the period ending on the three year anniversary of the issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) minus 20% is less than the original Conversion Price, then in such event the Company shall issue to all convertible loan holder at, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled to a 20% discount to the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has early adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

The interest accrued on these convertible loans for the period ended June 30, 2020 was $15,588 (March 31, 2020- $4,317).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

8.	NOTES PAYABLE – Continued

(b)	Short term loan

On March 23, 2020, the Company received a $2,000,000 loan from an existing shareholder. The promissory note bears interest at a fixed rate of 1% per month and has a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of US$5,000,000 from a “Subsequent Financing.” The accrued interest shall be payable one-half at the maturity date, and one-half on a quarterly basis as follows: (a) the quarterly interest payments shall be payable in cash commencing on the six month anniversary of the issue date (or the nine month anniversary of the issue date if as of such six month anniversary the World Health Organization (or a corresponding government or government agency) still categorizes or deems COVID-19 or the novel corona virus as a pandemic or outbreak) (the “First Interest Payment Date”), with the quarterly payments accruing for the first (or first two, as the case may be) interest payment dates nevertheless being payable, without further interest thereon, pro rata from the First Interest Payment Date through the maturity date. The loan is repayable or convertible to common shares at the loan holder’s option. Interest accrued on this loan at June 30, 2020 is $64,516 (March 31, 2020 – $4,516).

(c)	PPP Loan

On May 1, 2020, the Company signed a Promissory Note for $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company intends to apply for forgiveness for all or a portion of the loans in accordance with applicable law. If the loan is not forgiven, the Company will be obligated to repay the loan during the period of 2 years.

9.	RELATED PARTY TRANSACTIONS AND BALANCES

(a)	Due from related parties

At June 30, 2020 there was an outstanding loan to the Chief Technology Officer (“CTO”) of the Company of $18,657 (March 31, 2020 - $17,840). The loan has an Interest rate of 2% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the period ended June 30, 2020, the Company accrued interest receivable in the amount of $90 (March 31, 2020 – $472); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

(b)	Accounts payable and accrued liabilities

As at June 30, 2020, $193,285 (March 31, 2020 - $30,866) was owing to the CEO of the Company; $57,246 (March 31, 2020 – $9,464) was owing to the Chief Technology Officer; $70,963 (March 31, 2020 - $1,827) was owing to the Chief Financial Officer (“CFO”), $32,472 (March 31, 2020 - $Nil) was owing to the Chief Commercial Officer (“CCO”), all related to bonuses and business expenses.

10.	SHARE CAPITAL

	June 30, 2020		March 31, 2020
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	117,683	118	196,799	197
Converted into common shares (a)	-	-	(79,116)	(79)
Balance at end of period	117,683	118	117,683	118
Common Shares
Balance at beginning of the period	5,009,151	5,008	3,661,838	3,661
Shares issued to exchangeable shareholders (a)	-	-	79,116	79
Shares issued on conversion of loans	-	-	1,268,191	1,268
Share consolidation rounding adjustment	-	-	6	-
Balance at end of the period	5,009,151	5,008	5,009,151	5,008
TOTAL SHARES	5,126,834	5,126	5,126,834	5,126

(a)	During the quarter ended June 30, 2020, Nil exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms (March 31, 2020 – 79,116 shares).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

10.	SHARE CAPITAL – Continued

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

On September 1, 2017, the Company granted 81,436 options at $24.15 per share equally to an executive officer and a consultant, who is now the Chairman of the Company. 27,148 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years for the CEO, for our Chairman the options vest over 5 years. The grant date fair value was $1,832,304 and $57,259 is the current expense for the quarter ended June 30, 2020 (June 30, 2019 - $57,259).

On January 24, 2018, the Company granted 24,267 options at $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. 7,334 options were cancelled for the year ended March 31, 2019 and 266 for the three-month period ended June 30, 2020. The grant fair value was $491,036 and $28,554 is the current stock compensation expense for the quarter ended June 30, 2020 (June 30, 2019 - $28,554).

On May 31, 2019 169,882 options were issued to employees and directors of the Company with an exercise price of $3.16 per share that vest over 1 year and 6 months, of which one-third immediately vest and one-third vest over each of the next two 6-month periods. The options expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $453,585 and $50,755 of stock compensation was recognized for the quarter ended June 30, 2020.

On July 26, 2019, 484,612 options were granted to employees and consultants at an exercise price of $3.595. The options were using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $1,525,525. 11,461 options were cancelled for the year ended March 31, 2020 and 1,286 were canceled and stock compensation of $269,579 was recognized in the quarter ended June 30, 2020.

On September 3, 2019, 5,000 options were granted to an employee at an exercise price of $3.20 which will vest over three years starting September 3, 2020. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $14,010 and $1,168 of stock compensation expense was recognized in the quarter ended June 30, 2020.

During the quarter ended June 30, 2020, the Company recorded $407,315 in share-based compensation related to the vesting of stock options (June 30, 2019 - $287,757).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

11.	STOCK OPTIONS – Continued

The following is a summary of stock options outstanding and exercisable as of June 30, 2020:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.500	630	20-Jun-21	630
34.500	13,212	01-Jul-21	13,212
34.500	944	17-Feb-22	944
183.000	2,667	24-Nov-22	2,667
150.000	11,400	14-Dec-22	11,400
142.500	359	28-Mar-23	359
157.500	1,387	28-Mar-23	1,387
105.000	2,667	06-Feb-24	2,667
102.000	1,667	13-Feb-24	1,667
142.500	106	03-Mar-24	106
157.500	408	03-Mar-24	408
142.500	43	14-Mar-24	43
157.500	164	14-Mar-24	164
142.500	327	30-Sep-24	327
157.500	1,264	30-Sep-24	1,264
24.150	81,436	01-Sep-27	40,722
23.250	13,064	24-Jan-25	9,132
9.735	40,000	19-Apr-28	40,000
3.16	168,283	31-May-26	168,283
3.595	473,151	26-July-26	56,417
3.20	5,000	03-Sep-26	-
	818,179		351,798

The weighted-average remaining contractual term of the outstanding options is 6.02 years (March 31, 2020 – 6.28 years) and for the options that are exercisable the weighted average is 5.84 years (March 31, 2020 – 6.12 years).

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of	Weighted Average Exercise Price
	Warrants	($)
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable June 30, 2020	122,367	19.69

During the quarter ended June 30, 2020, 2,667 warrants expired in accordance with their terms.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three month periods ended June 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

12.	WARRANTS – Continued

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of June 30, 2020.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	122,367

The weighted-average remaining contractual term of the outstanding warrants was 2.07.

13.	COMMITMENTS AND CONTINGENCIES

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

Commitments

(a)	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As at June 30, 2020 these shares have not yet been issued.

(b)

On May 17, 2017, the Company entered into a Co-operative Joint Venture Contract (the “JV Contract”) with Ginger Capital Investment Holding, Ltd. (the “JV Partner”) to form China Bionik Medical Rehabilitation Technology Ltd. (“China JV”), pursuant to which, among other things, the Company was to have a 25% interest and the JV Partner a 75% interest. The Company applied the equity method of accounting to the joint venture.

The Company gave notice on May 18, 2020 to the JV Partner of the termination of the China JV as well as terminating the Licensing and Distribution agreements with the China JV. As a result of the termination of the China JV and related commercial agreements, the Company has been communicating with its counterparts regarding such termination.

(c)	In connection with the acquisition of IMT, the Company acquired a license agreement dated June 8, 2009, with a former director as a co- licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

14.	SUBSEQUENT EVENTS

(a)	Subsequent to June 30, 2020, the Company received an additional $200,000 from lenders under the terms of the convertible loans described in Note 8 (a).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in several places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

·	projected operating or financial results, including anticipated cash flows used in operations.

·	expectations regarding capital expenditures; and

·	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

·	the loss of key management personnel on whom we depend.

·	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and

·	our expectations with respect to our acquisition activity.

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated interim financial statements and related notes, and the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 as filed with the Securities and Exchange Commission.

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

Company Overview

Bionik Laboratories Corp. is a healthcare company focused on improving the quality of life of millions of people with neurological or mobility impairments by combining artificial intelligence and innovative robotics technology and data solutions to help individuals from hospital to home to regain mobility, enhance autonomy, and regain self-esteem.

The Company uses artificial intelligence and machine learning technologies to make rehabilitation methods and processes smarter and more intuitive to deliver greater recovery for patients with neurological or mobility impairments. These technologies allow large amounts of data to be collected and processed in real-time, enabling appropriately challenging and individualized therapy during every treatment session. This is the foundation of the InMotion® therapy. The Company’s rehabilitation therapy robots are built on an artificial intelligence platform, measuring the position, the speed and the acceleration of the patients’ arm 200 times per second. The artificial intelligence platform is designed to adapt in real time to the patient’s needs and progress while providing quantifiable feedback of a patient’s progress and performance, in a way that the Company believes a trained clinician cannot.

Based on this foundational work, the Company has a portfolio of products and solutions focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals, including three InMotion® robots currently in the market and two products in varying stages of development.

COVID-19

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold or has been significantly curtailed. This, along with our typically long sales cycle, has affected our ability to generate revenues in recent months. As a result, we have taken steps to address the decrease in revenue, as follows:

·

Effective April 1, 2020, we furloughed three employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most of the Company’s Canadian and US employees have returned to their normal base salary. Senior management are continuing with the previously established salary deferrals.

·	On May 6, 2020, our U.S. subsidiary received funding in the original principal amount of $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. We are using the proceeds from this funding for eligible purposes, including to retain workers and maintain payroll or make mortgage interest payments, lease payments, and utility payments. The loan was funded by Bank of America, N.A. pursuant to the terms of a Promissory Note dated as of May 1, 2020. We intend to apply for forgiveness for all or a portion of the loans in accordance with applicable law.

·	Our Canada operations secured $37,612 of government financial relief under the Canadian Emergency Wage Subsidy, which is available monthly until December 2020 which was used to return the salaries of many of our Canadian employees back to their full amount.

·	The Company has reduced working on its research and development projects to focus only on the development of InMotion ConnectTM, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their InMotion® robotic devices productivity.

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

In September 2019, we commenced an up to $3 million convertible note offering (subsequently increased to $7,000,000), of which $1,302,575 was raised through June 30, 2020 and an additional approximately $200,000 was raised in July 2020. In addition, on March 23, 2020, we borrowed $2,000,000 evidenced by a term promissory note from an existing stockholder and lender of the Company.

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

The Company commenced developing a next generation home version of the InMotion® upper-body rehabilitation technology, and may develop a lower-body wearable assistive product which is in technical development and based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better. The Company intends to continue development of these new products as and when the Company has sufficient funds and resources. We may in the future further augment our product portfolio through technology acquisition opportunities should they become available and if we are sufficiently capitalized to undertake these investments.

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

We collaborated with Intelliware Development, a leading custom software solutions company based in Toronto, to customize and deploy a new software platform, InMotion ConnectTM. InMotion ConnectTM , launched in June 2020, is designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion ConnectTM is providing the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their robotic devices’ productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital system, patients progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that leveraging Intelliware’s healthcare software development expertise will ensure the HL7 compliant InMotion Connect™ will seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results.

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

We currently hold an intellectual property portfolio that includes 5 U.S. patents and 1 U.S. pending patent, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Two provisional patents have recently been filed, pertaining to BIONIK’s InMotion HomeTM development and recently launched InMotion ConnectTM platform, each of which the Company plans to file as a full patent prior to the 12-month deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology changes. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion® Wrist and is licensed to us from the Massachusetts Institute of Technology.

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

We introduced our new enhanced commercial version of the InMotion® product line starting with the InMotion® ARM in December 2017 and then the InMotion® ARM/HAND in January 2019. We sold 11 InMotion® robots in the fiscal year ended March 31, 2018, 33 InMotion® robots in the fiscal year ended March 31, 2019, 17 InMotion® robots for the fiscal year ended March 31, 2020, and 2 robots in the three months ended June 30, 2020.

We had $257,908 of revenue for the first quarter ended June 30, 2020 compared to $790,379 for the first quarter ended June 30, 2019.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through June 30, 2020 we have generated a deficit of $73,380,946.

We expect to incur additional operating losses through the fiscal year ending March 31, 2021 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

For the Quarter ended June 30, 2020 compared to the Quarter ended June 30, 2019

Sales

Sales were $257,908 for the quarter ended June 30, 2020 (June 30, 2019 - $790,379). The revenues for the quarter ended June 30, 2020 are comprised of sales of 2 (June 30, 2019 – 8) InMotion™ robots, as well as service, and warranty income. The decrease in the number of InMotion™ robots sold is related to delays that impact on our business from the COVID-19 pandemic.

Cost of Sales and Gross Margin

Cost of sales was $62,555 for the quarter ended June 30, 2020 (June 30, 2019- $336,085). Gross margin increased to 75.7% for the quarter ended June 30, 2020 (June 30, 2019 – 57.5%) due to the reversal of an overstated warranty reserve of $81,224, and was 57.6% without the effects of the warranty adjustment.

Operating Expenses

Total operating expenses for the quarter ended June 30, 2020 were $2,153,889 compared to $2,622,989 for the quarter ended June 30, 2019, as further described below.

For the quarter ended June 30, 2020, the Company incurred $223,185 in sales and marketing expenses, compared to $583,732 for the quarter ended June 30, 2019. The decrease in these expenses is that due to the COVID-19 pandemic, the sales team has not been able to travel or go to conferences.

For the quarter ended June 30, 2020, the Company incurred research and development expenses of $353,263 (June 30, 2019– $816,523). The decrease in research and development expenses relates to a reduction in the employees in this department and the completion of the development of our InMotion Connect product.

The Company incurred general and administrative expenses of $1,128,510 for the quarter ended June 30, 2020, compared to $841,693 for the quarter ended June 30, 2019. The increase in general and administrative expenses in 2020 over 2019 resulted from legal fees and other public company related costs.

Stock compensation expense was $407,315 for the quarter ended June 30, 2020, compared to $287,757 for the quarter ended June 30, 2019, due to increased option grant expense in the period ended June 30, 2020 compared to the period ended June 30, 2019.

Amortization of technology and other assets allocated from the purchase of IMT was $23,504 for the quarter ended June 30, 2020 (June 30, 2019 – $69,314). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were workforce and non-compete agreements which is now fully amortized. Customer relationships is amortized over 10 years, patents and our exclusive license agreements over their lifetime and trademarks are indefinite and therefore are not amortized.

Depreciation amounted to $18,112 for the quarter ended June 30, 2020 (June 30, 2019 -$23,970).

Other Expenses (Income)

For the quarter ended June 30, 2020, we incurred other expense of $74,975 (June 30, 2019 – $14,296). The increase in other expenses relates to higher interest expense in connection with higher indebtedness in the period ended June 30, 2020 compared to the period ended June 30, 2019.

For the quarter ended June 30, 2020, we received other income of $37,612 (June 30, 2019 - $Nil) from Canadian government grants relating to the COVID-19 pandemic, used for payroll in Canada (CEWS). CEWS is recognized as other income in the consolidated statement of operations in the period in which the Company recognizes expenses for which CEWS is intended to compensate.

For the quarter ended June 30, 2020, we incurred a foreign exchange loss of $11,177 (June 30, 2019 – ($62,357)). On April 1, 2015, our subsidiaries changed their functional currency from the Canadian Dollar to the U.S. Dollar. This reflects the fact that most of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Comprehensive loss for the quarter ended June 30, 2020 was $(2,007,076), resulting in loss per share of $(0.39), and for the quarter ended June 30, 2019 the comprehensive loss was $(2,120,644), resulting in loss per share of ($0.55).

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits received from the Government of Canada. Since 2015, we have raised an aggregate of $11,341,397 from the sale of our stock, incurred an aggregate of $27,613,608 in loans that were subsequently converted into our common stock, and incurred an aggregate of $400,000 in loans that were repaid in accordance with their terms. Additionally, in May 2020 we received funding of $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company intends to apply for forgiveness for all or a portion of the loans in accordance with applicable law. If the loan is not forgiven, the Company will be obligated to repay the loan during the period of 2 years.

In June 2020, the Company has received additional convertible loans of $1,302,575. At June 30, 2020, the Company had outstanding loans in the aggregate principal amount of $3,912,592.

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

Net Cash Used in Operating Activities

During quarter ended June 30, 2020, we used cash in operating activities of $(1,629,197). The increased use of cash in the quarter ended June 30, 2020, compared to a use of $(1,323,946) for the quarter ended June 30, 2019, is mainly attributable to the working capital changes in the quarter ended June 30, 2020.

Net Cash Used in Investing Activities

During the quarter ended June 30, 2020, net cash used in investing activities was $(Nil), compared to $(42,802) for the quarter ended June 30, 2019.

Net cash used in investing activities in the quarter ended June 30, 2019 was used for the acquisition of equipment related to the Company’s purchase of additional computer equipment due to the increase in engineers, equipment to help with the development of our technology and demo units to assist in the sales process.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,762,487 for the quarter ended June 30, 2020, compared to $1,450,000 for the quarter ended June 30, 2019. The increase in the quarter ended June 30, 2020 was due to more capital raised and PPP loan.

Newly Adopted and Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other”. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.

Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The Company has adopted ASU 2017-04 and it did not have a material effect on the consolidated balance sheet and consolidated statement of operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which introduces an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. The methodology replaces the probable, incurred loss model for those assets. The update if effective for fiscal years beginning after December 15, 2019. The Company has adopted ASU 2016-13 and it did not have a material effect on the consolidated balance sheet and consolidated statement of operations.

Recently issued

Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact that the adoption of ASU 2020-06 will have on the consolidated balance sheet and consolidated statement of operations.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit

Number	Description of Exhibits

10.1	Promissory Note, dated May 1, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2020)
10.2	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2020)
10.3	Form of Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2020)
10.4	Allonge to Convertible Promissory Note dated June 3, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2020)

31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2020

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Leslie Markow Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

