Form 10-Q
period 2020-09-30
Bionik Laboratories Corp.
filed 2020-11-12
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As at November 12, 2020, 5,009,151 shares of common stock, par value $0.001 per share were outstanding.

BIONIK LABORATORIES CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Consolidated Interim Balance Sheets as at September 30, 2020 (Unaudited) and March 31, 2020 (Audited)	3
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited) for the three and six month periods ended September 30, 2020 and 2019	4
Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited) for the six month periods ended September 30, 2020 and 2019	5
Condensed Consolidated Interim Statements of Cash Flows (Unaudited) for the six month periods ended September 30, 2020 and 2019	6
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22
PART II – OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities ad Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURES	24

Bionik Laboratories Corp.

Condensed Consolidated Interim Balance Sheets (unaudited)

(Amounts expressed in US Dollars)

	As at	As at
	September 30, 2020	March 31, 2020
	$	$ (Audited)
Assets
Current
Cash and cash equivalents	1,350,627	2,269,747
Accounts receivable	657,615	846,964
Prepaid expenses and other receivables (Note 5)	1,671,298	1,632,555
Inventories (Note 6)	890,321	1,059,462
Due from related parties (Note 9(a))	19,151	17,840
Total Current Assets	4,589,012	5,826,568
Equipment (Note 7)	119,913	154,144
Technology and other assets (Note 4)	1,402,916	1,449,924
Goodwill	11,085,984	11,085,984
Total Assets	17,197,825	18,516,620

Liabilities and Shareholders' Equity
Current
Accounts Payable (Notes 9(b))	529,618	857,093
Accrued liabilities (Notes 8 and 9(b))	1,616,625	1,647,656
PPP Loan (Note 8 (c))	459,912	-
Convertible Loans (Note 8(a) (b))	3,762,889	2,078,833
Deferred revenue - Contract Liabilities	526,250	616,063
Total Current Liabilities	6,895,294	5,199,645
Shareholders' Equity
Preferred Stock, par value $0.001; Authorized 10,000,000 (March 31, 2020 – 10,000,000) Special Voting Preferred Stock, par value $0.001; Authorized; Issued and outstanding - 1 (March 31, 2020 – 1)	-	-
Common Shares, par value $0.001; Authorized - 500,000,000; (March 31, 2020 – 500,000,000) Issued and outstanding 5,009,151 and 117,683 Exchangeable Shares (March 31, 2020 – 5,009,151 and -117,683)
	5,126	5,126
Additional paid in capital	85,263,824	84,643,570
Deficit	(75,008,568)	(71,373,870)
Accumulated other comprehensive income	42,149	42,149
Total Shareholders' Equity	10,302,531	13,316,975
Total Liabilities and Shareholders' Equity	17,197,825	18,516,620

Commitments and Contingencies (Note 13)

Subsequent Events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the three and six month periods ended September 30, 2020 and 2019 (unaudited)

(Amounts expressed in U.S. Dollars)

	Three months ended	Six months ended	Three months ended	Six months ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019
	$	$	$	$
Sales	292,381	550,289	281,691	1,072,070
Cost of Sales	70,047	132,602	83,207	419,292
Gross Margin	222,334	417,687	198,484	652,778

Operating expenses
Sales and marketing	244,262	467,447	584,775	1,168,507
Research and development	410,507	763,770	886,060	1,702,583
General and administrative	858,410	1,986,920	1,199,938	2,041,631
Share-based compensation expense (Note 11)	212,939	620,254	638,219	925,976
Amortization (Note 4)	23,504	47,008	69,314	138,628
Depreciation (Note 7)	16,119	34,231	27,059	51,029
Total operating expenses	1,765,741	3,919,630	3,405,365	6,028,354

Other (income) expenses
Other expense	111,408	186,383	170,739	185,035
Other income	(46,178)	(83,790)	-	-
Foreign exchange	18,985	30,162	5,064	(57,283)
Total other expenses (income)	84,215	132,755	175,803	127,752
Net (loss) and comprehensive (loss) for the period	(1,627,622)	(3,634,698)	(3,382,684)	(5,503,328)

Loss per share – basic and diluted	(0.32)	(0.71)	(0.87)	(1.42)
Weighted average number of shares outstanding – basic and diluted	5,126,834	5,126,834	3,872,428	3,865,573

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Changes in Shareholders' Equity

For the six month periods ended September 30, 2020 and September 30, 2019 (unaudited)

(Amounts expressed in U.S. Dollars)

					Additional
	Special Voting		Common Shares		Paid		Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Total
		$		$	$	$	$	$
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933
Share compensation expense					925,976			925,976
Conversion of Promissory Notes			1,268,191	1,268	9,142,659			9,143,927
Net loss for the period						(5,503,328)		(5,503,328)
Balance, September 30, 2019	1	-	5,126,828	5,126	83,787,934	(51,860,701)	42,149	31,974,508
Share compensation expense					855,636			855,636
Net loss for the Year						(19,513,169)		(19,513,169)
Adjustment due to 1:150 share adjustment consolidation round up			6					-
Balance March 31, 2020	1	-	5,126,834	5,126	84,643,570	(71,373,870)	42,149	13,316,975
Share compensation expense					620,254			620,254
Net loss for the period						(3,634,698)		(3,634,698)
Balance September 30, 2020	1	-	5,126,834	5,126	85,263,824	(75,008,568)	42,149	10,302,531

The Accompanying notes are an integral part of these condensed consolidated interim financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Interim Statements of Cash Flows
For the six month periods ended September 30, 2020 and 2019 (unaudited)

(Amounts expressed in U.S. Dollars)

	Six months ended	Six months ended
	September 30, 2020 $	September 30, 2019 $
Operating activities
Net loss for the period	(3,634,698)	(5,503,328)
Adjustment for items not affecting cash
Depreciation	34,231	51,029
Amortization	47,008	138,628
Interest expense	181,481	167,877
Share based compensation expense	620,254	925,976
	(2,751,724)	(4,219,818)
Changes in non-cash working capital items
Accounts receivable	189,349	1,041,848
Prepaid expenses and other receivables	(38,743)	(837,145)
Due from related parties	(1,311)	(347)
Inventories	169,141	(631,376)
Accounts payable	(327,475)	285,315
Accrued liabilities	(31,031)	(512,068)
Deferred revenue	(89,813)	122,821
Net cash (used in) operating activities	(2,881,607)	(4,750,770)
Investing activities
Acquisition of equipment	-	(91.141)
Net cash (used in) investing activities	-	(91,141)
Financing activities
Proceeds from convertible loans	1,502,575	9,070,000
Proceeds from PPP Loan	459,912	-
Repayment of term loan	-	(500,000)
Proceeds from term loan	-	500,000
Net cash provided by financing activities	1,962,487	9,070,000
Net increase in cash and cash equivalents for the period	(919,120)	4,228,089
Cash and cash equivalents, beginning of the period	2,269,747	446,779
Cash and cash equivalents, end of the period	1,350,627	4,674,868

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

BIONIK LABORATORIES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three and six month periods ended September 30, 2020 and 2019
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

On November 6, 2017 the Company approved an increase in its authorized shares of common stock to 250,000,000 from 150,000,000 and on June 12, 2018, the Company approved an increase in its authorized shares of common stock to 500,000,000 from 250,000,000. On October 29, 2018, the Company implemented a 1 for 150 reverse stock-split of its common and exchangeable shares. On October 5, 2020, the Company approved  a decrease in the authorized number of shares of (1) common stock of the Company from 500,000,000 to 13,000,000 and (2) preferred stock of the Company from 10,000,000 to 5,000,000 (Note 14).

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

Going Concern

As at September 30, 2020, the Company had a working capital deficit of $2,306,282 (March 31, 2020 - working capital of $626,923) and an accumulated deficit of $75,008,568 (March 31, 2020 - $71,373,870) and the Company incurred a net loss and comprehensive loss of $(3,634,698) for the six month period ended September 30, 2020 (September 30, 2019 - $(5,503,328).

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
For the three and six month periods ended September 30, 2020 and 2019
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

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report filing.

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

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after December 31, 2019, with early adoption permitted. The Company has adopted this policy and it will not have a material effect on the consolidated balance sheet or consolidated statement of cash flows.

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
For the three and six month periods ended September 30, 2020 and 2019
(Amounts expressed in U.S. Dollars) (unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Warranty Reserve and Deferred Warranty Revenue

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $81,225 at September 30, 2020 (March 31, 2020 - $162,449). The Company also sells extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period. The Company recognized $Nil of expenses related to warranty expenses. Additionally, the Company reversed $81,224 of its warranty provision due to low warranty claims and recorded this expense and reversal in cost of goods sold for the six-month period ended September 30, 2020 (September 30, 2019 - $26,912).

4.	TECHNOLOGY AND OTHER ASSETS

The schedule below reflects the intangible assets acquired in the IMT acquisition and the assets amortization period and expense for the six months ended September 30, 2020, and the year ended March 31, 2020:

Intangible assets acquired	Amortization period (years)	Value acquired $	Impairment $	Amortization March 31, 2020 $	Value at March 31, 2020 $	Amortization September 30, 2020 $	Value at September 30, 2020 $
Patents and exclusive License Agreement	9.74	1,306,031	307,388	134,090	469,962	40,554	429,408
Trademark	Indefinite	2,505,907	1,605,907	-	900,000	-	900,000
Customer relationships	10	1,431,680	787,245	143,168	79,962	6,454	73,508
Non-compete agreement	2	61,366	-	-	-	-	-
Assembled workforce	1	275,720	-	-	-	-	-
		5,580,704	2,700,540	277,258	1,449,924	47,008	1,402,916

The cumulative amortization for the technology and other assets was $1,477,248 at September 30, 2020 (March 31, 2020- $1,430,240)

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	September 30,	March 31
	2020 $	2020 $
Prepaid expenses and other receivables	60,161	78,816
Prepaid inventory	1,499,042	1,450,024
Prepaid insurance	107,001	57,226
Sales taxes receivable (i)	5,094	46,489
	1,671,298	1,632,555

(i)	Sales tax receivable represents net harmonized sales taxes (HST) input tax credits receivable from the Government of Canada.

BIONIK LABORATORIES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three and six month periods ended September 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

6.	INVENTORIES

	September 30, 2020 $	March 31 2020 $
Finished Goods	890,321	1,059,462

During the three and six-month period ended September 30, 2020, the Company expensed $68,385 and $208,284  in inventory as cost of goods sold (September 30, 2019 - $76,843  and $376,639) offset by a warranty adjustment of $81,224 in the six months ended September 30, 2020. The Company no longer maintains a raw materials inventory as it has outsourced its manufacturing to a third party.

7.	EQUIPMENT

Equipment consisted of the following as at September 30, 2020 and March 31, 2020:

	September 30, 2020			March 31, 2020
	Cost $	Accumulated Depreciation $	Net $	Cost $	Accumulated Depreciation $	Net $
Computers and electronics	303,337	273,267	30,070	303,337	264,520	38,817
Furniture and fixtures	36,795	31,516	5,279	36,795	30,953	5,842
Demonstration equipment	135,543	59,720	75,823	135,543	37,662	97,881
Manufacturing equipment	88,742	86,885	1,857	88,742	86,688	2,054
Tools and parts	11,422	7,991	3,431	11,422	7,627	3,795
Assets under capital lease	23,019	19,566	3,453	23,019	17,264	5,755
	598,858	478,945	119,913	598,858	444,714	154,144

Equipment is recorded at cost less accumulated depreciation. Depreciation expense during the three and six-month period ended September 30, 2020 was $16,119 and $34,231 (September 30, 2019 - $27,059 and $51,029).

8.	NOTES PAYABLE

(a)	Convertible Loans Payable

During the six months ended September 30, 2020, the Company received $1,502,575, in addition to $70,000 previously loaned to the Company, pursuant to a $3,000,000 (later increased to $7,000,000) convertible note offering. The convertible notes bear interest at a fixed rate at 1% per month. The convertible loans will be convertible into equity of the Company upon the following events on the following terms:

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

In the event the Company raises capital through the sale of Common Stock for cash during the period ending on the six year anniversary of the issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) minus 20% is less than the original Conversion Price, then in such event the Company shall issue to all convertible loan holder at, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled to a 20% discount to the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has early adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

The interest accrued on these convertible loans for the period ended September 30, 2020 was $56,965 (March 31, 2020 - $4,317).

BIONIK LABORATORIES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three and six month periods ended September 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

8.	NOTES PAYABLE – Continued

(b)	Short term loan

On March 23, 2020, the Company received a $2,000,000 loan from an existing shareholder. The promissory note bears interest at a fixed rate of 1% per month and has a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of US$5,000,000 from a “Subsequent Financing.” The accrued interest shall be payable one-half at the maturity date, and one-half on a quarterly basis as follows: (a) the quarterly interest payments shall be payable in cash commencing on the six month anniversary of the issue date (or the nine month anniversary of the issue date if as of such six month anniversary the World Health Organization (or a corresponding government or government agency) still categorizes or deems COVID-19 or the novel corona virus as a pandemic or outbreak) (the “First Interest Payment Date”), with the quarterly payments accruing for the first (or first two, as the case may be) interest payment dates nevertheless being payable, without further interest thereon, pro rata from the First Interest Payment Date through the maturity date. The loan is repayable or convertible to common shares at the loan holder’s option on March 31, 2022 at a price per share equal to the price per share of the Company’s then most recent capital raise or debt conversion, or any other valuation as agreed in writing between the Holder and the Company. Interest accrued on this loan as at September 30, 2020 is $124,516 (March 31, 2020 – $4,516).

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

At September 30, 2020 there was an outstanding loan to the Chief Technology Officer (“CTO”) of the Company of $19,151 (March 31, 2020 - $17,840). The loan has an interest rate of 2% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the period ended September 30, 2020, the Company accrued interest receivable in the amount of $236 (March 31, 2020 – $472); the remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

(b)	Accounts payable and accrued liabilities

As at September 30, 2020, $241,732 (March 31, 2020 - $30,866) was owing to the CEO of the Company; $77,357 (March 31, 2020 – $9,464) was owing to the Chief Technology Officer; $85,739 (March 31, 2020 - $1,827) was owing to the Chief Financial Officer (“CFO”), and $51,244 (March 31, 2020 - $Nil) was owing to the Chief Commercial Officer (“CCO”), all related to bonuses, deferred salaries and business expenses.

10.	SHARE CAPITAL

	September 30, 2020		March 31, 2020
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	117,683	118	196,799	197
Converted into common shares (a)	-	-	(79,116)	(79)
Balance at end of period	117,683	118	117,683	118
Common Shares
Balance at beginning of the period	5,009,151	5,008	3,661,838	3,661
Shares issued to exchangeable shareholders (a)	-	-	79,116	79
Shares issued on conversion of loans	-	-	1,268,191	1,268
Share consolidation rounding adjustment	-	-	6	-
Balance at end of the period	5,009,151	5,008	5,009,151	5,008
TOTAL SHARES	5,126,834	5,126	5,126,834	5,126

(a)	During the six months ended September 30, 2020, Nil exchangeable shares were exchanged for common shares on a 1 for 1 basis in accordance with their terms (March 31, 2020 – 79,116 shares).

For changes made to the Company’s authorized capital subsequent to September 30, 2020, see Note 14.

BIONIK LABORATORIES CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three and six month periods ended September 30, 2020 and 2019

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

On September 1, 2017, the Company granted 81,436 options at $24.15 per share equally to an executive officer and a consultant, who is now the Chairman of the Company. 54,299 options have vested and 50% of the remaining options vest on performance being met and 50% vest annually over 5 years for the CEO, for our Chairman the options vest over 5 years. The grant date fair value was $1,832,304 and $57,259 and $114,519 is the expense for the three and six months ended September 30, 2020 (September 30, 2019 - $133,605 and $190,865).

On January 24, 2018, the Company granted 24,267 options at $23.25 per share to employees that vest equally on January 24, 2019, 2020 and 2021. 3,870 options were cancelled for the year ended March 31, 2020 and 2,377 for the six-month period ended September 30, 2020. The grant fair value was $491,036 and $14,490 and $42,044 is the stock compensation expense for the three and six months ended September 30, 2020 (September 30, 2019 - $26,306 and $54,480).

On May 31, 2019 169,882 options were issued to employees and directors of the Company with an exercise price of $3.16 per share that vest over 1 year and 6 months, of which one-third immediately vest and one-third vest over each of the next two 6-month periods. The options expire in 7 years. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $453,585 and $50,755 of stock compensation was recognized for the three and six months ended September 30, 2020. (September 30, 2019 - $84,601 and $260,995). These options are now fully expensed.

On July 26, 2019, 484,612 options were granted to employees and consultants at an exercise price of $3.595. The options were using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $1,525,525. 11,461 options were cancelled for the year ended March 31, 2020 and 15,260 were canceled and stock compensation of $269,579 and $424,091 was recognized in the three and six months ended September 30, 2020. (September 30, 2019 - $372,923).

On September 3, 2019, 5,000 options were granted to an employee at an exercise price of $3.20 which will vest overs six years starting September 3, 2020. The options were valued using the Black Scholes model and the following inputs were used: expected life of 7 years, expected volatility of 114% and a risk-free rate of 1.59%. The grant fair value was $14,010 and $1,168 and $2,335 of stock compensation expense was recognized in the three and six months ended September 30, 2020.

During the three and six months ended September 30, 2020, the Company recorded $212,939 and $620,254 in share-based compensation related to the vesting of stock options (September 30, 2019 – $638,219 and $925,976).

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

11.	STOCK OPTIONS – Continued

	Number of Options	Weighted Average Exercise Price
Outstanding March 31, 2019	182,996	37.73
Issued	659,494	3.48
Cancelled	(24,311)	(19.80)
Outstanding March 31, 2020	818,179	10.63
Cancelled	(35,173)	(41.19)
Outstanding September 30, 2020	783,006	9.25

The following is a summary of stock options outstanding and exercisable as of September 30, 2020:

Exercise Price ($)	Number of Options	Expiry Date	Exercisable Options
34.500	105	20-Jun-21	105
34.500	6,606	01-Jul-21	6,606
34.500	944	17-Feb-22	944
183.000	2,667	24-Nov-22	2,667
150.000	4,501	14-Dec-22	4,501
142.500	359	28-Mar-23	359
157.500	1,387	28-Mar-23	1,387
105.000	2,667	06-Feb-24	2,667
102.000	1,667	13-Feb-24	1,667
142.500	106	03-Mar-24	106
157.500	408	03-Mar-24	408
142.500	43	14-Mar-24	43
157.500	164	14-Mar-24	164
142.500	264	30-Sep-24	264
157.500	1,109	30-Sep-24	1,019
24.150	81,436	01-Sep-27	54,299
23.250	10,687	24-Jan-25	8,533
9.735	40,000	19-Apr-28	40,000
3.16	165,085	31-May-26	165,085
3.595	457,891	26-July-26	416,732
3.20	5,000	03-Sep-26	1,677
	783,006		709,222

The weighted-average remaining contractual term of the outstanding options is 5.86 years (March 31, 2020 – 6.28 years) and for the options that are exercisable the weighted average is 5.83 years (March 31, 2020 – 6.12 years).

12.	WARRANTS

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of	Weighted Average Exercise Price
	Warrants	($)
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable September 30, 2020	122,367	19.69

During the six months ended September 30, 2020, 2,667 warrants expired in accordance with their terms.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and six month periods ended September 30, 2020 and 2019

(Amounts expressed in U.S. Dollars) (unaudited)

12.	WARRANTS – Continued

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of September 30, 2020.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	122,367

The weighted-average remaining contractual term of the outstanding warrants was 1.82.

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

Commitments

(a)

On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As at September 30, 2020 these shares have not yet been issued.

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

The Company gave notice on May 18, 2020 to the JV Partner of the termination of the China JV as well as terminating the Licensing and Distribution agreements with the China JV. The China JV and related commercial agreements has been terminated.

(c)

In connection with the acquisition of IMT, the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licenser, pursuant to which the Company pays the director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691. No sales have been made, as the technology under this patent has not been commercialized.

14.	SUBSEQUENT EVENTS

Subsequent to September 30, 2020, on October 5, 2020 as approved by the stockholders of the Company at the annual meeting of stockholders held on October 5, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of Delaware to decrease the authorized number of shares of (i) common stock of the Company from 500,000,000 to 13,000,000 and (ii) preferred stock of the Company from 10,000,000 to 5,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in several places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations.

•	expectations regarding capital expenditures; and

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel on whom we depend.

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and

•	our expectations with respect to our acquisition activity.

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

The Company uses artificial intelligence and machine learning technologies to make rehabilitation methods and processes smarter and more intuitive to deliver greater recovery for patients with neurological or mobility impairments. These technologies allow large amounts of data to be collected and processed in real-time, enabling appropriately challenging and individualized therapy during every treatment session. This is the foundation of the InMotion® therapy. The Company’s rehabilitation therapy robots are built on an artificial intelligence platform, measuring the position, the speed, and the acceleration of the patients’ arm 200 times per second. The artificial intelligence platform is designed to adapt in real time to the patient’s needs and progress while providing quantifiable feedback of a patient’s progress and performance, in a way that the Company believes a trained clinician cannot.

Based on this foundational work, the Company has a portfolio of products and solutions focused on upper extremity rehabilitation for stroke and other mobility-impaired individuals, including InMotion® robots currently in the market and two products in varying stages of development.

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

Effective April 1, 2020, we furloughed six employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most of the Company’s Canadian and US employees have now returned to their normal base salary. Senior management are continuing with the previously established salary deferrals.

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

•

Our Canada operations secured $71,797 of government financial relief under the Canadian Emergency Wage Subsidy, which is available monthly until December 2020 and is expected to be extended to the summer of 2021 if the pandemic is still occurring, which was used to return the salaries of many of our Canadian non-management employees back to their full amount.

•

The Company has reduced working on its research and development projects to focus only on the development of InMotion® Connect™, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their InMotion® robotic devices productivity.

Recent Developments

In September 2019, we commenced an up to $3 million convertible note offering (subsequently increased to $7,000,000), of which $1,502,575 was raised through September 30, 2020. In addition, on March 23, 2020, we borrowed $2,000,000 evidenced by a term promissory note from an existing stockholder and lender of the Company.

On October 5, 2020 as approved by the stockholders of the Company at the annual meeting of stockholders held on October 5, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of Delaware to decrease the authorized number of shares of (i) common stock of the Company from 500,000,000 to 13,000,000 and (ii) preferred stock of the Company from 10,000,000 to 5,000,000.

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

Our Business

The InMotion® therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. The InMotion® Robots - the InMotion® ARM, and the InMotion® ARM/HAND – are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to maximize neurorecovery.

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

The InMotion® ARM, and InMotion® ARM/HAND, are robotic therapies for the upper limbs. InMotion® robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 280 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. We believe recent payment changes in the U.S. marketplace proposed and finalized by the Centers for Medicare and Medicaid Services will create a favorable environment, greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post-Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well, resulting in such providers being publicly ranked, as well as financially rewarded, for quality reporting and better outcomes.

We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion® robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine and Stroke).

We collaborated with Intelliware Development, a leading custom software solutions company based in Toronto, to customize and deploy a new software platform, InMotion® Connect™. launched in June 2020, is designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion® Connect™ is providing the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their robotic devices’ productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital system, patients progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that leveraging Intelliware’s healthcare software development expertise will ensure the HL7 compliant InMotion® Connect™ will seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results. Since the launch in June 2020 and during the fiscal quarter ended September 30, 2020, the Company sold InMotion® Connect™ solutions, including hardware and attached services such as trainings, webinars and management team meeting support, to 22 hospitals in 13 states in the US and as part of this agreement will be receiving a one-time payment for hardware and connection, and recurring data revenue for the services each quarter.

On December 14, 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion® ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion® ARM Interactive Therapy System for each future facilities of Kindred, during the four-year minimum term of the Agreement. 21 InMotion® robots were sold in total to Kindred by March 31, 2019 and 1 robot in the year ended March 31, 2020 and 1 robot, 22 Connect™ and 22 Pulse™ subscriptions were sold during the six month period ended September 30, 2020.

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

We currently hold an intellectual property portfolio that includes 5 U.S. patents and 2 U.S. patents pending, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Three provisional patents have recently been converted into full patents, pertaining to BIONIK’s InMotion® Home™, InMotion® ARM/HAND and InMotion® Connect™ platform, each of which has been filed as a full patent prior to the 12-month provisional deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology changes. Additionally, we hold exclusive licenses to three additional patents.

We have filed trademarks in the U.S. and European Union for InMotion®, InMotion® Home™, InMotion® Connect, InMotion® Pulse™, and InMotion® Insights™; the trademark for InMotion® is registered in the European Union and in the U.S., the trademark for InMotion® Connect™ is registered in the European Union and pending in the US, while InMotion® Home™, InMotion® Pulse™, and InMotion® Insights™ are pending in both jurisdictions. InMotion® Connect™ and InMotion® Insights™ were issued an allowance and are pending for final registration.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

We introduced our new enhanced commercial version of the InMotion® product line starting with the InMotion® ARM in December 2017 and then the InMotion® ARM/HAND in January 2019. We sold 11 InMotion® robots during the fiscal year ended March 31, 2018, 33 InMotion® robots during the fiscal year ended March 31, 2019, 17 InMotion® robots during the fiscal year ended March 31, 2020, and 3 InMotion® robots and 22 InMotion® Connect™ solutions during the six months ended September 30, 2020.

Revenue for the three and six months ended September 30, 2020 were $292,281 and $550,289 compared to $281,691 and $1,072,070 for the three and six months ended September 30, 2019.

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

Results of Operations

From the inception of Bionik Canada on March 24, 2011 through September 30, 2020 we have generated a deficit of $75,008,568.

We expect to incur additional operating losses through the fiscal year ending March 31, 2021 and beyond, principally as a result of our continuing research and development, building the sales and marketing team, long sales cycles and general and administrative costs predominantly associated with being a public company.

For the Three and Six months ended September 30, 2020 compared to the three and six months ended September 30, 2019

Sales were $292,381 and $550,289 for the three and six months ended September 30, 2020 (September 30, 2019 - $281,691 and $1,072,070). The revenues for the three and six months ended September 30, 2020 are comprised of sales of 2 robots in the first quarter and 1 robot and 22 Connect™ Pulse™ solutions subscriptions in the second quarter (September 30, 2019 – 2 and 8 robots). Revenue of $116,000 is related to our new data service Connect™ and warranty income. The decrease in the number of InMotion® robots sold is related to delays that impact on our business from the COVID-19 pandemic.

Cost of Sales and Gross Margin

Cost of sales was $70,047 and $132,602 for three and six months ended September 30, 2020 (September 30, 2019 - $83,207 and $419,292). Gross margin increased to 75.9% for the six months ended September 30, 2020 (September 30, 2019 – 60.9%.)

Operating Expenses

Total operating expenses for the three and six months ended September 30, 2020 were $1,765,741 and $3,919,630 compared to $3,405,365 and 6,028,354 for the three and six months ended September 30, 2019, as further described below.

For the three and six months ended September 30, 2020, the Company incurred $244,262 and $467,447 in sales and marketing expenses, compared to $584,775 and $1,168,507 for the three and six months ended September 30, 2019. The decrease in these expenses is that due to the COVID-19 pandemic, the sales team has not been able to travel or go to conferences.

For the three and six months ended September 30, 2020, the Company incurred research and development expenses of $410,507 and $763,770 (September 30, 2019 – $886,060 and $1,702,583). The decrease in research and development expenses relates to a reduction in the employees in this department and the completion of the development of our first launched version of our InMotion® Connect™ product.

The Company incurred general and administrative expenses of $858,410 and $1,986,920 for the three and six months ended September 30, 2020, compared to $1,199,938 and $2,041,631 for the three and six months ended September 30, 2019. The decrease in the three months and six months in 2020 over 2019 results from legal advice concerning exiting the China JV of $287,633, one less employee and lower public company related costs.

Stock compensation expense was $212,939 and $620,254 for the three and six months ended September 30, 2020, compared to $638,219 and $925,976 for the three and six months ended September 30, 2019. The decrease in expenses is due to no options having been granted in 2020 and several option grants having been fully expensed.

Amortization of technology and other assets allocated from the purchase of IMT was $23,504 and $47,008 for the three and six months ended September 30, 2020 (September 30, 2019 – $69,314 and $138,628). The amortization has decreased as certain assets acquired have been fully amortized. Assets acquired were workforce and non-compete agreements which is now fully amortized. Customer relationships is amortized over 10 years, patents and our exclusive license agreements over their lifetime and trademarks are indefinite and therefore are not amortized.

Depreciation amounted to $16,119 and $34,231 for the three and six months ended September 30, 2020 (September 30, 2019 -$27,059 and $51,029).

Other Expenses (Income)

For the three and six months ended September 30, 2020, we incurred other expense of $111,408 and $186,383 (September 30, 2019 – $170,739 and $(185,035)). The increase relates to higher interest expense in connection with higher indebtedness in the period ended September 30, 2020 compared to the period ended September 30, 2019.

For the three and six months ended September 30, 2020, we received other income of $46,178 and $83,790 (September 30, 2019 - $Nil) and this amount is principally from Canadian government grants relating to the COVID-19 pandemic, used for payroll in Canada (CEWS). CEWS is recognized as other income in the consolidated statement of operations in the period in which the Company recognizes expenses for which CEWS is intended to compensate.

For three and six months ended September 30, 2020, we incurred a foreign exchange loss of $18,985 and $30,612 (September 30, 2019 – $5,064 and gain of ($57,283). The functional currency is the U.S. Dollar. This reflects the fact that most of the Company’s business is influenced by an economic environment denominated in U.S. currency as well as that the Company anticipates revenues to be earned in U.S. dollars.

Comprehensive loss for the three and six months ended September 30, 2020 was $(1,627,622) and $(3,634,698), resulting in loss per share of $(0.32) and $(0.71), and for the three and six months ended September 30, 2019 was $(3,882,684) and $(5,503,328), resulting in loss per share of ($0.87) and $(1.42).

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

In the six months ended September 2020, the Company has received additional convertible loans of $1,502,575. On September 30, 2020, the Company had outstanding loans in the aggregate principal amount of $4,222,801, including $459,912 from the federal Paycheck Protection Program which the Company has determined will be forgivable in accordance with its terms.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations and meet expected future liquidity requirements, as well as to repay our remaining existing indebtedness (including our funding from the CARES Act, if and to the extent the loan is not forgiven), or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital. Furthermore, we do not have an established source of funds sufficient to cover operating costs after December 2020, at this time.

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

Net Cash Used in Operating Activities

During the six months ended September 30, 2020, we used cash in operating activities of $(2,881,607). The decreased use of cash in the six months ended September 30, 2020, compared to a use of $(4,750,770) for the six months ended September 30, 2019, is mainly attributable to the lower loss as well as working capital changes.

Net Cash Used in Investing Activities

During the six months ended September 30, 2020, net cash used in investing activities was $Nil, compared to $(91,141) for the six months ended September 30, 2019.

Net cash used in investing activities in the six months ended September 30, 2019 was used for the acquisition of equipment related to the Company’s purchase of additional computer equipment due to the increase in engineers, equipment to help with the development of our technology and demo units to assist in the sales process.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,962,487 for the six months ended September 30, 2020, compared to $9,070,000 for the six months ended September 30, 2019. The decrease in the six months ended September 30, 2020 was due to more capital raised in 2019 than 2020.

Newly Adopted and Recently Issued Accounting Pronouncements

Newly Adopted

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the definition of a Business” which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. ASU 2017-01 is effective for acquisitions commencing on or after December 31, 2019, with early adoption permitted. The Company has adopted this policy and it will not have a material effect on the consolidated balance sheet or consolidated statement of cash flows.

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

Changes in Internal Control over Financial Reporting

During the Six months ended September 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

(a)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 8, 2020)
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2020

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Leslie Markow
Chief Financial Officer
(Principal Financial and Accounting Officer)

