Form 10-Q
period 2020-12-31
Bionik Laboratories Corp.
filed 2021-02-11
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

483 Bay Street N105, Toronto, Ontario Canada M5G 2C9

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(416) 640-7887 x508

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

The number of shares outstanding of the registrant’s common stock as of February 10, 2021 was 5,004,984 shares.

BIONIK LABORATORIES CORP.

Part I—Financial Information Item

1. Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Balance Sheets

	(unaudited) December 31, 2020	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$895,697	$2,269,747
Accounts receivable	174,305	846,964
Prepaid expenses and other current assets	1,658,477	1,632,555
Inventories	839,552	1,059,462
Due from related parties	20,154	17,840
Total current assets	3,588,185	5,826,568
Equipment	105,220	154,144
Intangible assets, net	1,000,131	1,449,924
Goodwill	4,282,984	11,085,984
Total assets	$8,976,520	$18,516,620

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$544,204	$857,093
Accrued liabilities	2,067,795	1,647,656
PPP loan	459,912	-
Convertible loans	3,841,384	2,078,833
Deferred revenue, current portion	301,302	200,437
Total current liabilities	7,214,597	4,784,019
Deferred revenue, net of current portion	311,479	415,626
Total liabilities	7,526,076	5,199,645
Commitments and contingencies (Note 10)
Stockholders' Equity
Preferred stock, $0.001 par value; Authorized 5,000,000; (March 31, 2020 – 10,000,000), Issued none Special voting preferred stock, $0.001 par value; Authorized; Issued – 1	-	-
Common stock, $0.001 par value; Authorized – 13,000,000; (March 31, 2020 – 500,000,000) Issued 5,009,151 and 117,683 Exchangeable Shares at December 31, 2020 and March 31, 2020	5,126	5,126
Additional paid-in capital	85,362,618	84,643,570
Accumulated deficit	(83,959,449)	(71,373,870)
Accumulated other comprehensive income	42,149	42,149
Total stockholders' equity	1,450,444	13,316,975
Total liabilities and stockholders' equity	$8,976,520	$18,516,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenues, net	$180,409	$158,005	$730,698	$1,230,074
Cost of revenues	9,581	143,595	142,183	562,887
Gross Profit	170,828	14,410	588,515	667,187

Operating expenses
Sales and marketing	325,175	480,834	792,622	1,649,340
Research and development	449,580	1,021,418	1,213,350	2,724,000
General and administrative	983,858	1,193,391	3,052,017	3,440,305
Impairment of goodwill & intangible assets	7,182,053	--	7,182,053	--
Share-based compensation expense	98,794	447,219	719,048	1,373,195
Total operating expenses	9,039,460	3,142,862	12,959,090	9,186,840

Loss from operations	(8,868,632)	(3,128,452)	(12,370,575)	(8,519,653)
Interest expense, net	79,183	2,788	265,566	172,485
Other expense (income), net	3,066	(161,291)	(50,562)	(218,860)
Total other expense (income)	82,249	(158,503)	215,004	(46,375)
Net loss and comprehensive loss	$(8,950,881)	$(2,969,949)	$(12,585,579)	$(8,473,278)
Loss per share - basic and diluted	$(1.75)	$(0.58)	$(2.45)	$(1.99)
Weighted average number of shares outstanding – basic and diluted	5,126,834	5,126,834	5,126,834	4,264,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended December 31, 2020 and 2019
(unaudited)

	Nine months ended	Nine months ended
	December 31, 2020	December 31, 2019
Operating activities:
Net loss	$(12,585,579)	$(8,473,278)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	119,664	286,608
Interest expense	265,566	146,144
Allowance for doubtful accounts	--	167,500
Impairment of goodwill & intangible assets	7,182,053	--
Share based compensation expense	719,048	1,373,195
Changes in non-cash working capital items
Accounts receivable	672,659	1,057,564
Prepaid expenses and other current assets	(25,922)	(374,802)
Due from related parties	(2,314)	(809)
Inventories	219,910	(1,029,739)
Accounts payable	(318,480)	(424,805)
Accrued liabilities	420,139	(465,084)
Deferred revenue	(3,282)	209,974
Net cash used in operating activities	(3,336,537)	(7,527,532)
Investing activities:
Purchases of equipment	--	(95,730)
Net cash used in investing activities	--	(95,730)
Financing activities:
Proceeds from convertible loans	1,502,575	9,070,000
Proceeds from PPP Loan	459,912	--
Repayment of term loan	--	(500,000)
Proceeds from term loan	-	500,000
Net cash provided by financing activities	1,962,487	9,070,000
Net (decrease) increase in cash and cash equivalents	(1,374,050)	1,446,738
Cash and cash equivalents, beginning of the period	2,269,747	446,779
Cash and cash equivalents, end of the period	$895,697	$1,893,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Bionik Laboratories Corp. (“Bionik” or the “Company”) for the fiscal year ended March 31, 2020 filed with the SEC on June 30, 2020 (the “2020 Annual Report”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2020, and its results of operations for the three and nine months ended December 31, 2020 and 2019, and cash flows for the nine months ended December 31, 2020 and 2019. The condensed consolidated balance sheet at March 31, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results for the year ending March 31, 2021 or any period thereafter.

Reclassifications

For comparability purposes, certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation within the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of cash flows and condensed consolidated balance sheets.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

Going Concern

At December 31, 2020, cash and cash equivalents were $896,000. At December 31, 2020, the Company had a working capital deficit of $3.6 million and at March 31, 2020, the Company had working capital of $1.0 million. At December 31, 2020 and March 31, 2020, the Company has accumulated deficits of $84.0 million and $71.4 million. The Company has incurred a net loss and comprehensive loss for the nine months ended December 31, 2020 and 2019 of $12.6 million and $8.5 million, respectively.

The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and the resources the Company devotes to developing and supporting the same. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern.

The Company will require additional financing to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations. The Company expects to raise additional funds to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Canada Emergency Wage Subsidy (CEWS)

CEWS is recognized as other income in the consolidated statement of operations in the period in which the Company recognizes expenses for which CEWS is intended to compensate.

2.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. The Company does not amortize its goodwill, but instead tests for impairment annually in the fourth quarter and more frequently whenever events or changes in circumstances indicate that fair value of the asset may be less than the carrying value of the asset.

Following the decline of Company sales associated with the global pandemic, management determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, at December 31, 2020, the Company evaluated the ongoing value of the goodwill and other intangible assets. Based on this evaluation, the Company determined that certain intangible assets were no longer recoverable and were in fact impaired and recorded an impairment charge of $379,000 in the three months ended December 31, 2020. Further, the Company determined that the goodwill with the carrying value of $11.1 million was impaired and recorded an impairment charge of $6.8 million to the estimated value of $4.3 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

As noted in the Company’s significant accounting policies, the Company has one reporting unit and its carrying value was compared to its estimated fair value. At December 31, 2020, the Company estimated its fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 27%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

Changes to goodwill during the nine months ended December 31, 2020 were as follows:

Total
Balance—March 31, 2020	$11,085,984
Impairment of goodwill in period	6,803,000
Balance—December 31, 2020	$4,282,984

The Company capitalizes and includes in intangible assets the costs of trademark, patents, exclusive license arrangements and customer relationships. Intangible assets are recorded at fair value at the time of their acquisition and stated net of accumulated amortization. The Company amortizes its intangible assets that have finite lives using either the straight-line or accelerated method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from 1 to 10 years. The Company evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures, (“ASC 820”). If the estimate of an intangible asset’s revised useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Intangible assets consist of the following at December 31, 2020 and March 31, 2020:

	Patents & Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	--	--	(3,079,593)
Accumulated amortization	(589,512)	--	(574,382)	(61,366)	(275,720)	(1,500,980)
Balance—December 31, 2020	$400,131	$600,000	$--	$--	$--	$1,000,131

	Patents & Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(307,388)	(1,605,907)	(787,245)	--	--	(2,700,540)
Accumulated amortization	(528,681)	--	(564,473)	(61,366)	(275,720)	(1,430,240)
Balance—March 31, 2020	$469,962	$900,000	$79,962	$--	$--	$1,449,924

Amortization expense for the three months ended December 31, 2020 and 2019 was $24,000 and $69,000, respectively. Amortization expense for the nine months ended December 31, 2020 and 2019 was $71,000 and $208,000, respectively. Amortization expense is classified as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.	Balance Sheet Accounts

Prepaid Expenses

	December 31,	March 31,
	2020	2020
Prepaid inventory	$1,499,042	$1,450,024
Prepaid insurance	116,825	57,226
Other prepaid expenses	42,610	125,305
	$1,658,477	$1,632,555

Equipment

Equipment consisted of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020			March 31, 2020
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$303,337	$276,928	$26,409	$303,337	$264,520	$38,817
Furniture and fixtures	36,795	32,046	4,749	36,795	30,953	5,842
Demonstration equipment	135,543	68,809	66,734	135,543	37,662	97,881
Manufacturing equipment	88,742	86,977	1,765	88,742	86,688	2,054
Tools and parts	11,422	8,161	3,261	11,422	7,627	3,795
Assets under capital lease	68,453	66,151	2,302	68,453	62,698	5,755
	$644,292	$539,072	$105,220	$644,292	$490,148	$154,144

Depreciation expense for the three months ended December 31, 2020 and 2019 was $15,000 and $28,000, respectively. Depreciation expense for the nine months ended December 31, 2020 and 2019 was $49,000 and $79,000, respectively.

Accrued Expenses

Accrued expenses consist of the following at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Accrued personnel costs	$951,556	$591,380
Accrued director fees	647,629	325,129
Accrued commissions	5,800	30,523
Accrued professional fees	175,000	253,831
Accrued warranty costs	45,936	162,449
Accrued other	241,874	284,344
	$2,067,795	$1,647,656

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty costs are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $46,000 at December 31, 2020 and $162,000 at March 31, 2020. The significant decrease in the accrued warranty costs relates to a reduction in the number of units sold due to the COVID-19 pandemic.

The significant increase in accrued personnel costs relates to the deferral of certain salary and bonus payments that are owed to senior management. The significant increase in accrued director fees relates to the deferral of certain payments owed to the Company’s independent board of directors.

4.	Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners.

	December 31, 2020	March 31, 2020
Finished goods	$839,552	$1,059,462

5.	Notes Payable

Convertible Loans Payable

   During the nine months ended December 31, 2020, the Company received $1.5 million, in addition to $70,000 previously loaned to the Company, pursuant to a $7.0 million (previously $3.0 million) convertible note offering (the “Convertible Note Offering”). The convertible notes issued in the Convertible Note Offering (the “Convertible Notes”) bear interest at a fixed rate at 1% per month. The Convertible Notes will be convertible into equity of the Company upon the following events:

(i)	On the maturity date of March 31, 2021 (the “Maturity Date”), the outstanding principal and accrued and unpaid interest under the Convertible Notes will be converted into shares of common stock at a conversion price of $8.55 per shares in the event of an investment on or prior to December 31, 2019, and $9.50 per share in the event of an investment after December 31, 2019 (the “Conversion Price”).

(ii)	Upon a change of control transaction prior to the Maturity Date, the outstanding principal and accrued and unpaid interest under the Convertible Notes would, at the election of the holders of a majority of the outstanding principal of the loans under the Convertible Note Offering, be either (i) payable upon demand as of the closing of such change of control transaction or (ii) convertible into shares of the Company’s common stock immediately prior to such change of control transaction at a price per share equal to the lesser of (x) the Conversion Price or (y) the per share consideration to be received by the holders of the common stock in such change of control transaction.

In the event the Company raises capital through the sale of common stock for cash during the period ending on the three year anniversary of the issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) minus 20% is less than the original Conversion Price, then in such event the Company shall issue to all Convertible Noteholders at, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled to a 20% discount to the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has early adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

Interest expense associated with these Convertible Notes for the three and nine months ended December 31, 2020 was $47,000 and $104,000, respectively. Interest payable associated with these Convertible Notes at December 31, 2020 was $104,000

Shareholder loan

On March 23, 2020, the Company received a $2.0 million loan from an existing shareholder. The promissory note evidencing the loan bears interest at a fixed rate of 1% per month and has a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of $5.0 million from a “Subsequent Financing.” The accrued interest shall be payable in cash commencing on March 31, 2021 with the quarterly payments accrued for the first three payment dates (3-month, 6-month and 9-month anniversaries of the issue date), and then quarterly thereafter. The remaining half of the interest accrued will be paid upon the maturity date. The loan is repayable or convertible to common shares at the loan holder’s option on March 31, 2022 at a price per share equal to the price per share of the Company’s then most recent capital raise or debt conversion, or any other valuation as agreed in writing between the loan holder and the Company.

Interest expense associated with this loan for the three and nine months ended December 31, 2020 was $60,000 and $165,000. Interest payable associated with this loan at December 31, 2020 was $165,000.

Paycheck Protection Program Loan

In May 2020, the Company signed a promissory note for $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company has applied for forgiveness and is awaiting a response for the whole loan amount in accordance with applicable law. If the loan is not forgiven, the Company will be obligated to repay the loan during a period of 2 years.

6.	Related Party Transactions

At December 31, 2020 and March 31, 2020 there was an outstanding loan to the Chief Technology Officer (“CTO”) of the Company of $20,000 and $18,000, respectively. The loan has an interest rate of 2% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the three and nine months ended December 31, 2020, the Company recorded interest income of $300 and $900, respectively. The remaining fluctuation in the balance from the prior year is due to changes in foreign exchange.

7.	Stockholders’ Equity

Common Stock Authorized

	December 31, 2020		March 31, 2020
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	117,683	$118	196,799	$197
Converted into common shares	-	-	(79,116)	(79)
Balance at end of period	117,683	118	117,683	118
Common Shares
Balance at beginning of the period	5,009,151	5,008	3,661,838	3,661
Shares issued to exchangeable shareholders	-	-	79,116	79
Shares issued on conversion of loans	-	-	1,268,191	1,268
Share consolidation rounding adjustment	-	-	6	-
Balance at end of the period	5,009,151	5,008	5,009,151	5,008
Total Shares	5,126,834	$5,126	5,126,834	$5,126

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

Special Voting Preferred Share

In February 2015, the Company entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one Special Voting Preferred Share to a Trustee, and the parties created a trust for the Trustee to hold the Special Voting Preferred Share for the benefit of the holders of the Exchangeable Shares of a subsidiary of the Company (the “Beneficiaries”). The Special Voting Preferred Share entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement. The Special Voting Preferred Share is not entitled to receive any dividends or to receive any assets of the Company upon liquidation and is not convertible into shares of common stock of the Company. The voting rights of the Special Voting Preferred Share will terminate pursuant to and in accordance with the Trust Agreement and the Special Voting Preferred Share will be automatically cancelled.

8.	Stock-Based Compensation

Total stock-based compensation expense for the three months ended December 31, 2020 and 2019 was $99,000 and $447,000, respectively. Total stock-based compensation expense for the nine months ended December 31, 2020 and 2019 was $719,000 and $1.4 million, respectively.

Bionik granted options to purchase 76,902 and 221,838 shares of common stock to employees during the nine months ended December 31, 2020 and 2019, respectively. Bionik granted options to purchase 341,190 shares of common stock to non-employees during the nine months ended December 31, 2019. There were no options granted to non-employees during the nine months ended December 31, 2020. Stock options granted to employees or non-employees typically vest over a 1 to 5 year period.

Performance Based Units (“PSUs”) granted to employees vest annually based on time and continued performance and the achievement of performance goals as determined by the board of directors.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The Black-Scholes option pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s assumptions do not include an estimated forfeiture rate.

The weighted-average grant date fair values of options granted to employees during the nine months ended December 31, 2020 and 2019 were $1.05 and $3.05, respectively. During the nine months ended December 31, 2019, 96,466 PSUs were granted with a weighted-average grant date fair value of $3.15. All grants awarded during the periods presented used the following assumptions:

	Nine Months Ended December 31,
	2020	2019
Risk free interest rate	0.62%	1.59%
Expected term	7 years	7 years
Dividend yield	—	—
Expected volatility	114%	114%
Forfeiture rate	0%	0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Bionik’s estimated expected stock price volatility is based on past grants that have been made. Bionik’s expected term of options granted during the nine months ended December 31, 2020 and 2019 was derived from looking at the Company’s exercise history of its awards granted. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

As of December 31, 2020, the total unrecognized compensation cost related to outstanding stock options and PSUs expected to vest was $595,000, which the Company expects to recognize over a weighted-average period of 1.94 years.

9.	Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of	Weighted Average Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable December 31, 2020	122,367	19.69

During the nine months ended December 31, 2020, 2,667 warrants expired in accordance with their terms.

Common share purchase warrants

The following is a summary of common share purchase warrants outstanding as of December 31, 2020.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	122,367

The weighted-average remaining contractual term of the outstanding warrants was 1.57 years.

10.	Commitments and Contingencies

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

Commitments

•	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $241,185 loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of December 31, 2020 these shares have not yet been issued.

•	In May 2020, the Company gave notice to its JV Partner, Ginger Capital Investment Holding, Ltd. That it was terminating the licensing and distribution agreements.

•	In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc., the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licenser, pursuant to which the Company is obligated to pay the former director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized.

11.	Recent Accounting Pronouncements

Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (“GAAP”). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the Company’s consolidated financial statements and related disclosures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that involve substantial risks and uncertainties and that reflect assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in several places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. These forward-looking statements include, among other things, statements about:

·	our ability to identify and penetrate new markets for our products and technology;

·	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;

·	our ability to obtain and maintain regulatory clearances;

·	our sales and marketing capabilities and strategy in the United States and internationally;

·	our ability to retain key management personnel on whom we depend;

·	our expectations with respect to our acquisition activity;

·	our intellectual property portfolio; and

·	our ability to innovate, develop and commercialize new products.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report and in our other public filings with the Securities and Exchange Commission, or the SEC, that could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Quarterly Report and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on June 30, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Company Overview

Bionik Laboratories Corp. is a healthcare company focused on improving the quality of life of millions of people with neurological or mobility impairments by combining artificial intelligence and innovative robotics technology and data solutions to help individuals from hospital to home to regain mobility, enhance autonomy, and regain self- esteem.

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

Based on this foundational work, the Company has a portfolio of products and solutions focused on upper extremity rehabilitation for stroke and other mobility-impaired individuals, including InMotion® robots currently in the market. Additionally, we launched our new software platform, InMotion ConnectTM is providing the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management.

Currently, we receive revenues from the sale of our InMotion robots to our customers both in the U.S. and internationally. We also record revenues associated with our extended warranties that customers will purchase with the sale of our InMotion robots as well as from the sale of the InMotion ConnectTM hardware and the subscription fees associated with the utilization of the InMotion ConnectTM solution.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

Our strategic business focus is on the following key areas:

•	Continuing to expand our distribution channels in the United States and internationally;

•	Continue to enhance our InMotion Connect software with solutions that serve clinical rehabilitation providers; and

•	Continue to drive efficiencies with our outsourced manufacturing partner to support the expected increase in product demand and introduction of new products.

We believe our business provides a platform for growth. We continue to make investments in our enhancements of our existing products and the future development of new products.

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

Business Developments

In December 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion® ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion® ARM Interactive Therapy System for each future inpatient rehabilitation facilities of Kindred, during the four-year minimum term of the Agreement. 21 InMotion® robots were sold in total to Kindred by March 31, 2019 and 1 robot, 22 Connect™ and 22 Pulse™ subscriptions were sold during the nine month period ended December 31, 2020.

In September 2019, we commenced an up to $7.0 million convertible note offering (previously set at $3.0 million), of which $1.6 million was raised through December 31, 2020. In addition, on March 23, 2020, we borrowed $2,000,000 evidenced by a term promissory note from an existing stockholder and lender of the Company.

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

Covid-19 Pandemic

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

Effective April 1, 2020, we furloughed nine employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. As of December 31, 2020, all employees, including senior management, within the organization have now returned to their normal base salary.

·	On May 6, 2020, our U.S. subsidiary received funding in the original principal amount of $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. We are using the proceeds from this funding for eligible purposes, including to retain workers and maintain payroll or make mortgage interest payments, lease payments, and utility payments. The loan was funded by Bank of America, N.A. pursuant to the terms of a Promissory Note dated as of May 1, 2020. During the third quarter of fiscal year 2021, we have applied for forgiveness for all of the loan in accordance with the applicable law and we await the decision of the U.S. Small Business Administration.

·	Our Canada operations secured $93,000 of government financial relief under the Canadian Emergency Wage Subsidy, which is available monthly until March 2021, which was used to return the salaries of many of our Canadian non-management employees back to their full amount.

·	The Company has reduced working on its research and development projects to focus only on the development of InMotion® Connect™.

Results of Operations

Three Months Ended December 31, 2020 and 2019

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended December 31, 2020 and 2019, respectively:

	Three Months Ended December 31,
	2020		2019
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues, net	$180,409	100%	$158,005	100%	$22,404	14%
Cost of revenues	9,581	5	143,595	91	(134,014)	(93)
Gross profit	170,828	95	14,410	9	156,418	1,085
Operating expenses
Sales and marketing	325,175	180	480,834	304	(155,659)	(32)
Research and development	449,580	249	1,021,418	646	(571,838)	(56)
General and administrative	983,858	545	1,193,391	755	(209,533)	(18)
Impairment of goodwill & intangible assets	7,182,053	3,981	--	--	7,182,053	100
Share-based compensation expense	98,794	55	447,219	283	(348,425)	(78)
Total operating expenses	9,039,460	5,011	3,142,862	1,989	5,896,598	188
Loss from operations	(8,868,632)	(4,916)	(3,128,452)	(1,980)	(5,740,180)	(183)
Interest expense, net	79,183	44	2,788	2	76,395	2,740
Other expense (income), net	3,066	2	(161,291)	(102)	164,357	102
Total other expense (income)	82,249	46	(158,503)	(100)	240,752	152
Net loss	$(8,950,881)	(4,961)%	$(2,969,949)	(1,880)%	$(5,980,932)	(201)%

Revenues

Total revenues for the three months ended December 31, 2020 increased by $22,000, or 14%, to $180,000, as compared to revenues of $158,000 for the three months ended December 31, 2019.

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Product	$68,250	$119,500	$(51,250)	(43)%
Subscriptions	50,250	--	50,250	100
Service, extended warranty & other	61,909	38,505	23,404	61
Total revenues	$180,409	$158,005	$22,404	14%

The change in total revenues was attributable to a number of factors:

•	The same number of robots were sold in the two periods shown, however the robot sold in the three months ended December 31, 2020 was sold to our South Korean distributor and therefore has a distributor pricing model compared to selling direct in the three months ended December 31, 2019. This revenue decreased from the units sold is offset with the increase in revenues in the other categories.
•	The increase in our subscription sales is due to our 22 InMotion Connect™ Pulse™ solutions subscriptions that were sold to Kindred. This product was launched during the nine months ended December 31, 2020.
•	Our service, extended warranty and other revenues were up 61% primarily due to our service offerings for our robots as well as additional extended warranties sold that are being recognized over the service period.

Cost of Revenues

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Cost of revenues	$9,581	$143,595	$(134,014)	(93)%
Cost of revenues (as a percentage of total revenues)	5%	91%

Total cost of revenues decreased $134,000, or 93%, to $10,000 for the 2020 period, as compared to $144,000 for the 2019 period. The decrease was associated with 2 robots being provided as upgrades at no sales value, in connection with a commitment made by the Company in the 2019 period. In the 2020 period, an adjustment was made to decrease the warranty reserve in conjunction with the lower number of units sold over the last 12 months due to the COVID-19 pandemic.

Sales and Marketing

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Sales and marketing	$325,175	$480,834	$(155,659)	(32)%
Sales and marketing (as a percentage of total revenues)	180%	304%

Sales and marketing expenses decreased $156,000, or 32%, to $325,000 for the 2020 period, as compared to $481,000 for the 2019 period. The decrease was due to a $76,000 decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our sales and marketing efforts decreased $24,000 from expenses related to trade shows and other marketing efforts as the pandemic prevented any of these from happening in the field during the 2020 period and virtual events are much lower in cost. Installation expenses were down by $49,000 from the 2019 period due to a reduced number of robots installed at customer sites.

Research and Development

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Research and development	$449,580	$1,021,418	$(571,838)	(56)%
Research and development (as a percentage of total revenues)	249%	646%

Research and development expenses decreased $572,000, or 56%, to $450,000 for the 2020 period, as compared to $1.0 million for the 2019 period. The decrease was due to a $259,000 decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our research and development efforts also decreased $275,000 from expenses related to the InMotion ConnectTM solution development in the 2019 period compared to having it completed by the 2020 period.

General and Administrative

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
General and administrative	$983,858	$1,193,391	$(209,533)	(18)%
General and administrative (as a percentage of total revenues)	545%	755%

General and administrative expenses decreased $210,000, or 17%, to $1.0 million for the 2020 period, as compared to $1.2 million for the 2019 period. Our bad debt expense decreased by $168,000 in the 2020 period due to a charge associated with a receivable balance owed by our Chinese JV partner in the 2019 period, that was subsequently terminated in May 2020.

Impairment of Goodwill & Intangible Assets

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Impairment of goodwill & intangible assets	$7,182,053	$--	$7,182,053	100%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	3,981%	--%

Following the decline of Company sales associated with the global pandemic, we determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, at December 31, 2020, we evaluated the ongoing value of our goodwill and other intangible assets. Based on this evaluation, we determined that the intangible assets were no longer recoverable and were in fact impaired and recorded an impairment charge of $379,000 in the three months ended December 31, 2020. Further, we determined that the goodwill with the carrying value of $11.1 million was impaired and recorded an impairment charge to the estimated fair value of $6.8 million in the three months ended December 31, 2020. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

As noted in our significant accounting policies, we have one reporting unit and its carrying value was compared to its estimated fair value. At December 31, 2020, we estimated its fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 27%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

There was no impairment charge in the three months ended December 31, 2019. Based on our significant accounting policy we monitor our intangible assets annually and more regularly as factors and other indicators warrant to determine if any impairment of these assets is needed.

Share-based Compensation expense

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Share-based compensation expense	$98,794	$447,219	$(348,425)	(78)%
Share-based compensation expense (as a percentage of total revenues)	55%	283%

Share-based compensation expense decreased $348,000, or 78%, to $99,000 for the 2020 period, as compared to $447,000 for the 2019 period. The decrease is associated with fewer options outstanding in the current year period compared to the prior year period due to the reduced headcount as well as a lower number of options vesting in the current period compared to the prior period.

Interest Expense, net

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Interest expense, net	$79,183	$2,788	$76,395	2,740%
Interest expense, net (as a percentage of total revenues)	44%	2%

The interest expense for the three month period ending December 31, 2020 is associated with the loans and convertible loans that the company has with certain of its shareholders compared to no loans that existed in the same period in 2019.

Other expense (income), net

	Three Months Ended December 31,		$	%
	2020	2019	Change	Change
Other expense (income), net	$3,066	$(161,291)	$164,357	102%
Other expense (income), net (as a percentage of total revenues)	2%	(102)%

For the three month period ending December 31, 2020 other expense (income), net consists of net foreign currency losses as compared to net foreign currency gains in the same period in 2019. In the 2019 period, we also received a research and development tax credit from the Canadian Revenue Agency for $108,000.

Nine Months Ended December 31, 2020 and 2019

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the nine months ended December 31, 2020 and 2019, respectively:

	Nine Months Ended December 31,
	2020		2019
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues, net	$730,698	100%	$1,230,074	100%	$(499,376)	(41)%
Cost of revenues	142,183	19	562,887	46	(420,704)	(75)
Gross profit	588,515	81	667,187	54	(78,672)	(12)
Operating expenses
Sales and marketing	792,622	108	1,649,340	134	(856,718)	(52)
Research and development	1,213,350	166	2,724,000	221	(1,510,650)	(55)
General and administrative	3,052,017	418	3,440,305	280	(388,288)	(11)
Impairment of goodwill & intangible assets	7,182,053	983	--	--	7,182,053	100
Share-based compensation expense	719,048	98	1,373,195	112	(654,147)	(48)
Total operating expenses	12,959,090	1,774	9,186,840	747	3,772,250	41
Loss from operations	(12,370,575)	(1,693)	(8,519,653)	(693)	(3,850,922)	(45)
Interest expense, net	265,566	36	172,485	14	93,081	54
Other (income), net	(50,562)	(7)	(218,860)	(18)	168,298	77
Total other expense (income)	215,004	29	(46,375)	(4)	261,379	564
Net loss	$(12,585,579)	(1,722)%	$(8,473,278)	(689)%	$(4,112,301)	(49)%

Revenues

Total revenues for the nine months ended December 31, 2020 decreased by $499,000, or 41%, to $731,000, as compared to revenues of $1.2 million for the nine months ended December 31, 2019.

	Nine Months Ended
	December 31,		$	%
	2020	2019	Change	Change
Product	$497,351	$1,115,166	$(617,815)	(55)%
Subscriptions	57,000	--	57,000	100
Service, extended warranty & other	176,347	114,908	61,439	53
Total revenues	$730,698	$1,230,074	$(499,376)	(41)%

The change in total revenues was attributable to a number of factors:

•	Our product revenues decreased by $618,000, or 55%, for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019 due to the decrease in units sold. The decrease is primarily driven by the COVID-19 pandemic, however our average selling price per unit has increased during the 2020 period as compared to the 2019 period.

•	The increase in our subscription sales is due to our 22 InMotion Connect™ Pulse™ solutions subscriptions that were sold to Kindred as this product was launched during the nine months ended December 31, 2020.

•	Our service, extended warranty and other revenues were up 53% primarily due to our service offerings for our robots as well as additional extended warranties sold that are being recognized over the service period.

Cost of Revenues

	Nine Months Ended
	December 31,		$	%
	2020	2019	Change	Change
Cost of revenues	$142,183	$562,887	$(420,704)	(75)%
Cost of revenues (as a percentage of total revenues)	19%	46%

Total cost of revenues decreased $421,000, or 75%, to $142,000 for the 2020 period, as compared to $563,000 for the 2019 period. The decrease was primarily associated with a decrease in unit product sales along with 2 robots being provided as upgrades at no sales value during the 2019 period, in connection with a commitment made by the Company. In the 2020 period, an adjustment was made to decrease the warranty reserve in conjunction with the lower number of units sold over the last 12 months due to the COVID-19 pandemic.

Sales and Marketing

	Nine Months Ended December 31,		$	%
	2020	2019	Change	Change
Sales and marketing	$792,622	$1,649,340	$(856,718)	(52)%
Sales and marketing (as a percentage of total revenues)	108%	134%

Sales and marketing expenses decreased $857,000, or 52%, to $793,000 for the 2020 period, as compared to $1.6 million for the 2019 period. The decrease was due to a $412,000 decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our sales and marketing efforts decreased $93,000 from expenses related to trade shows and other marketing efforts as the pandemic prevented any of these from happening in the field during the 2020 period. Commission expense decreased $81,000 due to the decrease in sales in the 2020 period compared to the 2019 period. Installation expenses were down by $121,000 from the 2019 period due to a reduced number of robots installed at customer sites.

Research and Development

	Nine Months Ended December 31,		$	%
	2020	2019	Change	Change
Research and development	$1,213,350	$2,724,000	$(1,510,650)	(55)%
Research and development (as a percentage of total revenues)	249%	646%

Research and development expenses decreased $1.5 million, or 55%, to $1.2 million for the 2020 period, as compared to $2.7 million for the 2019 period. The decrease was due to a $714,000 decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our research and development efforts decreased $608,000 from expenses related to the development of the InMotion ConnectTM in the 2019 period compared to having it completed by the 2020 period.

General and Administrative

	Nine Months Ended December 31,		$	%
	2020	2019	Change	Change
General and administrative	$3,052,017	$3,440,305	$(388,288)	(11)%
General and administrative (as a percentage of total revenues)	418%	280%

General and administrative expenses decreased $388,000, or 11%, to $3.1 million for the 2020 period, as compared to $3.4 million for the 2019 period. The decrease is associated with a $227,000 decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our bad debt expense decreased by $168,000 in the 2020 period due to a charge associated with a receivable balance owed by our Chinese JV partner in the 2019 period, that was subsequently terminated in May 2020.

Impairment of Goodwill & Intangible Assets

	Nine Months Ended December 31,		$	%
	2020	2019	Change	Change
Impairment of goodwill & intangible assets	$7,182,053	$--	$7,182,053	100%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	983%	--%

Following the decline of Company sales associated with the global pandemic, we determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, at December 31, 2020, we evaluated the ongoing value of our goodwill and other intangible assets. Based on this evaluation, we determined that the intangible assets were no longer recoverable and were in fact impaired and recorded an impairment charge of $379,000 in the nine months ended December 31, 2020. Further, we determined that the goodwill with the carrying value of $11.1 million was impaired and recorded an impairment charge to the estimated fair value of $6.8 million in the nine months ended December 31, 2020. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

As noted in our significant accounting policies, we have one reporting unit and its carrying value was compared to its estimated fair value. At December 31, 2020, we estimated its fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 27%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

There was no impairment charge in the nine months ended December 31, 2019. Based on our significant accounting policy we monitor our intangible assets annually and more regularly as factors and other indicators warrant to determine if any impairment of these assets is needed.

Share-based Compensation expense

	Nine Months Ended December 31,		$	%
	2020	2019	Change	Change
Share-based compensation expense	$719,048	$1,373,195	$(654,147)	(48)%
Share-based compensation expense (as a percentage of total revenues)	98%	112%

Share-based compensation expense decreased $654,000, or 48%, to $719,000 for the 2020 period, as compared to $1.4 million for the 2019 period. The decrease is associated with fewer options outstanding in the current year period compared to the prior year period due to the reduced headcount as well as a lower number of options vesting in the current period compared to the prior period.

Interest Expense, net

	Nine Months Ended December 31,		$	%
	2020	2019	Change	Change
Interest expense, net	$265,566	$172,485	$93,081	54%
Interest expense, net (as a percentage of total revenues)	36%	14%

The interest expense for both periods represents the interest associated with the loans and convertible loans that the company has with certain of its shareholders. Interest expense, net increased by $93,000 due to loans being outstanding longer in the 2020 period as compared to the 2019 period.

Other (income), net

	Nine Months Ended December 31,		$	%
	2020	2019	Change	Change
Other (income), net	$(50,562)	$(218,860)	$168,298	77%
Other (income), net (as a percentage of total revenues)	(7)%	(18)%

For the nine month period ending December 31, 2020 other (income), net consists of net foreign currency losses offset with CEWS relief from the Canadian authorities associated with the COVID-19 pandemic relief bill. For the nine month period ending December 31, 2019, other income, net consisted of net foreign currency gains along with a research and development tax credit from the Canadian Revenue Agency for $108,000.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits received from the Government of Canada. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At December 31, 2020, our cash and cash equivalents were $896,000. Our cash and cash equivalents are predominantly cash in operating accounts.

During the nine months ended December 31, 2020, we received $1.5 million, in addition to a $70,000 previously loaned to us, pursuant to a $7.0 million convertible note offering. The convertible notes bear interest at a fixed rate at 1% per month. The convertible loans will be convertible into equity of our common stock upon the following events:

(i)	On the March 31, 2021 maturity date, the outstanding principal and accrued and unpaid interest under the convertible note will be converted into shares of common stock at a conversion price of $8.55 per shares in the event of an investment on or prior to December 31, 2019, and $9.50 per share in the event of an investment after December 31, 2019 (the “Conversion Price”).

(ii)	Upon a change of control transaction prior to the maturity date, the outstanding principal and accrued and unpaid interest under the convertible notes would, at the election of the holders of a majority of the outstanding principal of the loans under the offering, be either (i) payable upon demand as of the closing of such change of control transaction or (ii) convertible into shares of the Company’s common stock immediately prior to such change of control transaction at a price per share equal to the lesser of (x) the Conversion Price or (y) the per share consideration to be received by the holders of the common stock in such change of control transaction.

In March 2020, we received a $2.0 million loan from an existing shareholder. The promissory note bears interest at a fixed rate of 1% per month and has a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of $5.0 million from a “Subsequent Financing.” The accrued interest shall be payable in cash commencing on March 31, 2021 with the quarterly payments accrued for the first three payment dates (3-month, 6-month and 9-month anniversaries of the issue date), and then quarterly thereafter. The remaining half of the interest accrued will be paid upon the maturity date. The loan is repayable or convertible to common shares at the loan holder’s option on March 31, 2022 at a price per share equal to the price per share of our then most recent capital raise or debt conversion, or any other valuation as agreed in writing between the loan holder and us.

Additionally, in May 2020 we received funding of $459,912 pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. We have applied for forgiveness for the whole loan in accordance with applicable law. If the loan is not forgiven, we will be obligated to repay the loan during the period of 2 years.

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

There can be no assurance that necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Additionally, we will need additional funds to respond to business opportunities including potential acquisitions of complementary technologies, protect our intellectual property, develop new lines of business, and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We will also seek additional funds through arrangements with collaborators or other third parties. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that our plans will be successful. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines or our operations.

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

Cash Flows

Net cash used in operating activities was $3.3 million for the nine months ended December 31, 2020, and resulted primarily from $12.6 million in net loss offset by approximately $1.1 million in depreciation and amortization, interest expense and stock-based compensation expense as well as a $7.2 million in impairment of our goodwill and intangible assets for the period. Net changes in working capital items increased cash from operating activities by approximately $1.0 million, primarily related to decreases in accounts receivable associated with payments collected from our customers and a decrease in our inventory associated with product shipments during the period. There was no net cash used in or provided by investing activities for the 2020 period. Net cash provided by financing activities during the nine months ended December 31, 2020 was $2.0 million, related to proceeds received from the convertible loans and PPP loans.

Net cash used in operating activities was $7.5 million for the nine months ended December 31, 2019, and resulted primarily from the $8.5 million of net loss offset by $1.8 million in depreciation and amortization, interest expense and stock-based compensation expense for the period, along with a $168,000 increase to our bad debt expense associated with the termination of our Chinese JV. Net changes in working capital items decreased cash from operating activities by $1.0 million, primarily related to increases in inventory and prepaid expenses and decreases in our accounts payable and accrued liabilities, partially offset by decreases in our accounts receivable associated with cash collection efforts with our customers. Net cash used in investing activities was $96,000 for the nine months ended December 31, 2019, which consisted of purchases of equipment. Net cash provided by financing activities during the nine months ended December 31, 2019 was $9.1 million, relating to proceeds received from convertible loans.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended March 31, 2020. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. There have been no material changes to our critical accounting policies as of December 31, 2020.

Recent Accounting Pronouncements

See Note 11 to our condensed consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements that are of significance or potential significance to us.

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

Changes in Internal Control over Financial Reporting

During the nine months ended December 31, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description of Exhibits

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 8, 2020)

10.1	Employment Agreement with Rich Russo, Jr. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 30, 2020)

10.2	Letter Agreement with Leslie Markow (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 30, 2020)

10.3	Allonge to Promissory Note, dated December 17, 2020 (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 18, 2020)

31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2021

Bionik Laboratories Corp.

By:	/s/ Eric Dusseux
Eric Dusseux
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Russo Jr.
Richard Russo Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)