Form 10-K
period 2021-03-31
Bionik Laboratories Corp.
filed 2021-06-24
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, at September 30, 2020 was $837,109.

The number of shares of the registrant’s common stock outstanding as of June 18, 2021 was 5,589,375 shares of common stock, par value $0.001 per share.

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

ii

SUMMARY OF RISK FACTORS

We have prepared the following summary of the principal risks to our business and the risks associated with ownership of our common stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	We have a limited operating history upon which investors can evaluate our future prospects.

•	We cannot predict when we will achieve profitability.

•	There is substantial doubt on our ability to continue as a going concern.

•	Business or economic disruptions or global health concerns have and may continue to seriously harm our business.

•	We are subject to significant accounts payable and other current liabilities.

•	We may need to refinance or restructure all or a portion of our indebtedness and other liabilities on or before maturity. We may not be able to refinance any of our indebtedness or other liabilities on commercially reasonable terms, or at all.

•	We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate; and such capital may substantially dilute the interests of existing stockholders.

•	We may never complete the development of any of our proposed products or product improvements into marketable products.

•	Customers will be unlikely to buy any of our proposed, developmental, or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

•	Our products may not be accepted in the market.

•	Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

•	The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

•	We are subject to extensive governmental regulations relating to the manufacturing, labeling, and marketing of our products.

•	We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.

•	If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse effect on our business.

•	Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

•	Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition, and results of operations.

•	Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

•	Unsuccessful clinical trials or procedures relating to products under development could have a material adverse effect on our prospects.

•	Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

•	If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

•	The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

•	Anti-takeover provisions in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

•	We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange or remain listed or quoted.

•	We may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms

•	An active and visible public trading market for the Company’s Common Stock may not develop and the market for our common stock is limited.

•	The market price for our Common Stock may be volatile.

•	As our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

•	Our Amended and Restated Certificate of Incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

•	The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

•	The loss of our key executives could have a significant impact on us.

•	Our acquisition of companies or technologies could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.

•	Product defects could adversely affect the results of our operations.

•	We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

•	Our operations in international markets involve inherent risks that we may not be able to control.

•	Our financial results may be affected by fluctuations in exchange rates.

•	Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.

•	We do not expect to pay cash dividends on our common stock.

ITEM 1. BUSINESS

Overview

Bionik Laboratories Corp. is a healthcare company focused on improving the quality of life of millions of people with neurological or mobility impairments by combining artificial intelligence and innovative robotics technology to help individuals from hospital to home to regain mobility, enhance autonomy, and regain self-esteem.

The Company uses artificial intelligence and machine learning technologies to make rehabilitation methods and processes smarter and more intuitive to deliver greater recovery for patients with neurological or mobility impairments. These technologies allow large amounts of data to be collected and processed in real-time, enabling appropriately challenging and individualized therapy during every treatment session. This is the foundation of the InMotion® therapy. The Company’s rehabilitation therapy robots are built on an artificial intelligence platform, measuring the position, the speed and the acceleration of the patient’s upper limbs 200 times per second. The artificial intelligence platform is designed to adapt in real time to the patient’s needs and progress while providing quantifiable feedback of a patient’s progress and performance, in a way that the Company believes a trained clinician cannot.

Based on this foundational work, the Company has a portfolio of products focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals, including two InMotion robots currently in the market and two products in varying stages of development.

The InMotion® therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. They are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to improve neurorecovery. We offer the following products:

•	InMotion ARM;
•	InMotion ARM/HAND

The Company commenced developing a next generation home version of the InMotion upper-body rehabilitation technology, and may develop a lower-body wearable assistive product which is in technical development and based on the Company’s existing ARKE lower body exoskeleton technology, which could allow certain mobility impaired individuals to walk better. The Company intends to continue development of these new products when the Company has sufficient funds and resources. We may in the future further augment our product portfolio through technology acquisition opportunities should they become available and if we are sufficiently capitalized to undertake these investments.

The InMotion ARM, and InMotion ARM/HAND are robotic therapies for the upper limbs. InMotion robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. More than 440 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we also commenced developing “InMotion HomeTM”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion® clinical products. We intend to continue development of “InMotion Home” when we have sufficient funds and resources.

We believe payment changes in the U.S. marketplace proposed and finalized by the Centers for Medicare and Medicaid Services are creating a favorable environment for greater clinical adoption of our robotic technology. For instance, the Improving Medicare Post-Acute Care Transformation Act of 2014, or the Impact Act of 2014, began the shift toward standardizing patient assessment data for quality measures. The updated Prospective Payment System (PPS), SNF QRP (Quality Reporting Program) and SNF VBP (Value Based Purchasing) programs have further shifted reimbursement toward the needs of the patient and away from volume of services provided in the skilled nursing setting. Other programs have caused a similar shift in the Inpatient Rehabilitation Facility setting, as well, resulting in such providers being publicly ranked, as well as financially rewarded, for quality reporting and better outcomes.

We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion® robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine and Stroke).

We collaborated with Intelliware Development, a leading custom software solutions company based in Toronto, to customize and deploy a new software platform, InMotion Connect. InMotion Connect is designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion Connect provides the ability for hospital management to access remotely to management dashboards presenting the anonymized utilization data of each of their InMotion® robotic devices and their robotic devices’ productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital system, patients progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that leveraging Intelliware’s healthcare software development expertise will ensure the HL7 compliant InMotion Connect will seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results.

In December 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion ARM Interactive Therapy System for each future inpatient rehabilitation facilities of Kindred, during the four-year minimum term of the Agreement. As of March 31, 2021, 26 InMotion robots have been sold in total to Kindred.

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia.

We have also entered into an agreement with Cogmedix Inc., a wholly owned subsidiary of Coghlin Companies, a medical device development and manufacturing company located in West Boylston, MA, to produce InMotion® robots. The initial agreement is for turnkey, compliant manufacturing with the capability of scaling faster production to meet increased volume as the Company grows. In addition, our Massachusetts based quality assurance system is compliant with ISO- 13485:2016 (valid until April 2024), MDD 93/42/EEC Annex-II (valid until May 2024), and FDA regulations governing products.

We currently hold an intellectual property portfolio that includes 5 U.S. patents and 1 U.S. pending patent, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Two provisional patents have recently been converted into full patents, pertaining to BIONIK’s InMotion Home development and InMotion Connect platform, each of which we have filed prior to the 12-month deadline. Additionally, we hold exclusive licenses to three additional patents of which one is currently being used for the InMotion Wrist and is licensed to us from the Massachusetts Institute of Technology.

We have filed trademarks in the U.S. and European Union for InMotion, InMotion Home, InMotion Connect, InMotion Pulse™, and InMotion Insights™; the trademark for InMotion is registered in the European Union and in the U.S., the trademark for InMotion Connect is registered in the European Union and pending in the US, while InMotion Home, InMotion Pulse, and InMotion Insights are pending in both jurisdictions.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

Corporate Information

Our global headquarters are located at 483 Bay Street, N105, Toronto, ON, Canada M5G 2C9 and our main corporate telephone number is (416) 640-7887 x 508. Our US headquarters are located at 80 Coolidge Hill Road, Watertown, MA, USA 02472, telephone number 617-926-4800. Our website is www.bioniklabs.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

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

We believe that our robotic products have exceptional capacity for measurement and immediate interactive response, which sets them apart from other therapy systems:

•	Patient can be set up to rehabilitate on the InMotion robots within 2 minutes;
•	InMotion robots senses the patient’s movement and responds to a patient’s continually changing ability; and
•	InMotion robots use artificial intelligence that help guide the patients exercise treatment.

Artificial intelligence within the robot assists the patient to initiate movement towards the target. If coordination is a problem, the artificial intelligence within the robot “guides” the movement, allowing the patient to move towards the target and confirming that the patient is practicing the movement the correct way. As the patient gains movement control, the artificial intelligence within the robot provides less assistance but still continually challenges the patient.

InMotion robots have been tested by leading medical centers in controlled clinical trials, including large randomized controlled clinical studies. Through research, we have determined that the best way to optimize robot therapy is by allowing the robots to focus on reducing impairments and allowing the therapist to assist on translating the gains into function.

We believe that our modular systems approach to neurorehabilitation is designed to optimize the use of robotics in a manner that is consistent with the latest clinical research and neuroscience, taking into account the latest understanding on motor learning interference and motor memory consolidation.

More than 440 InMotion robots have been sold for research and rehabilitation in over 15 countries, including the United States. Extensive research has shown the InMotion® robots to be effective, especially for stroke. Based on clinical trials using the InMotion ARM, the American Heart Association (AHA) Stroke council and the U.S. Department of Veterans Affairs recommended, in 2010, the use of robot-assisted therapy to improve upper extremity motor coordination in individuals with some voluntary finger extension in outpatient and chronic care settings. In the trial conducted by the Department of Veterans Affairs, results demonstrated efficacy and a reduction in healthcare expenses when using the InMotion ARM when compared to non-robotic therapy.

InMotion ARM

The InMotion ARM is an evidence-based intelligent interactive rehabilitation technology that senses patient movements and limitations, providing assistance as needed in real time. It allows clinicians to effectively deliver optimum intensive sensor motor therapy to the shoulder and elbow to achieve the development of new neural pathways and helps patients regain motor function following a neurological condition or injury. We launched in 2018 a new version of the InMotion ARM, which has a 40% smaller footprint than the previous generation and has wireless report printing, among other improvements. The product is characterized as a Class II medical device by the U.S. Food and Drug Administration (FDA) and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States. The CE mark for the InMotion ARM was renewed under the Medical Devices Directive 93/42/EEC Annex-II Section 3 through May 2024.

InMotion ARM/HAND

The InMotion ARM/HAND provides support for therapy involving reaching with grasp and release movements, and individual hand movements. It allows clinicians to efficiently deliver optimal intensive sensory motor therapy to the hand to develop new neural pathways and helps patients regain motor function following a neurological condition or injury. The product is characterized as a Class II medical device by the U.S. Food and Drug Administration (FDA) and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States. The CE mark for the InMotion ARM/HAND was renewed under the Medical Devices Directive 93/42/EEC Annex-II Section 3 through May 2024.

In January 2019, we announced the commercial launch of our newest generation InMotion ARM/HAND robotic system for clinical rehabilitation of stroke survivors and those with mobility impairments due to neurological conditions. The improved new generation InMotion ARM/HAND was developed according to the same principals of motor learning and neuro plasticity that were incorporated into the original InMotion ARM robotic system and utilizes artificial intelligence and data analysis to provide individualized therapy and reports that empower patients. It includes the following features:

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

InMotion CONNECT

In June 2020, we launched our InMotion Connect platform, which consists of a hardware device connected to the InMotion Robot as well as a subscription to InMotion Connect Pulse. This platform provides anonymized data allowing us to focus activity to increase adoption and utilization of InMotion robotic technologies across healthcare systems.

InMotion Connect is a cloud-based data analytics solution that securely streams and stores anonymized data from all connected InMotion robotics devices to our cloud server hosted by Amazon AWS, providing contextual and relevant data to reach hospital clinicians and management teams when it matters the most. It combines real-time data of each InMotion robotic device with the deep clinical knowledge and expertise of our clinical specialists to collaboratively partner with each clinic to promote utilization of the robotic devices and support clinician engagement, with the goal of enhancing patient care. Reporting capabilities in the platform focus on deep data analytics with customizable and adaptive dashboards to support effective decision making for clinicians and for hospital management.

Since the launch of InMotion Connect, the solution was sold and deployed in more than 20 hospitals in the U.S. The deployment follows a pilot program with Kindred participating in an initiative to use data to empower on-site and hospital system-wide decision making to drive better technology adoption. Cloud-based data analytics were combined with our clinical specialists to collaboratively partner with local staff to drive optimal use of InMotion® technology, while the resulting data was utilized by both local and corporate hospital management to support better utilization of the robots as well as improved patient outcomes.

InMotion Connect has been designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion Connect provides the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Upon further advancement and development as funds allow, and through further customization with each hospital systems, patients progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. With this further development, the HL7 compliant InMotion Connect is expected to seamlessly feed data through existing various hospital protocols, providing practitioners protected patient data and treatment results.

In the recent months, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion® therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. This is the first step to a machine learning platform being developed as funds allow.

Product Pipeline

In addition to our existing suite of products, we have other product candidates under development, all of which were paused as a result of the COVID-19 pandemic and cash constraints.

InMotion HOME

The InMotion Home is an upper extremity product that would allow patients to extend their therapy for as long as needed while rehabilitating at home and is being developed on the same design platform as the InMotion® clinical products described above. The InMotion Home is on engineering hold at a technical development stage due to prioritizing the development of the InMotion Connect.

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

The primary competitor for the InMotion product line of upper-body rehabilitation robots is Hocoma, a Swiss-based company. Other competitors include Motorika and Tyromotion as well as other known and unknown smaller potential competitors that may compete with us directly or indirectly. We believe that the InMotion product line’s primary advantage over Hocoma is the evidence based, research proven data that supports our robotic device products. Evidence based, research proven data is used to support reimbursement from health systems, insurance companies and governments.

The prime competitors for our lower body robotics assistive device in development are Honda, Cyberdyne and Ekso Bionics. We expect it, if and when developed, to compete as a personal choice physical enhancement consumer product.

Our challenge will be achieving rapid market awareness and adoption of our emerging technology in rehabilitation and mobility centers throughout the U.S. and any other market we may enter. Our existing InMotion® robots and technologies are expected to significantly help with third party clinical trials and our ability to launch our lower-extremity development products into the market, as we intend to leverage third party clinical data on our rehabilitative products and international distributorships and relationships with rehabilitation centers around the world.

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

The market for the Company’s other prospective products also has competition and is subject to rapid technological change and regulatory requirements. There can be no assurance that the Company will be in a strong position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Failure to maintain and enhance our competitive position could materially affect our business and prospects.

Market Strategy

The Company’s current products are designed to be rehabilitation products and mobility solutions for patients in hospitals and clinics. We currently have two robotic products sold that are listed with the FDA, which are the products sold through our own sales team in the United States, as well as through a third party distributor model around the world. Our business plan in part relies on broad adoption of upper and lower body robotic rehabilitation products to provide neuro rehabilitation to individuals who have suffered a neurological injury or disorder.

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

Outside of the US, our focus is to use distributors to sell in local markets and we currently have a distributor in South Korea. As a result of the recent termination of our cooperative joint venture in China, we are evaluating our China strategy. Our efforts to penetrate the European market are supported by having attained and renewed the CE marking which signifies that InMotion Arm and InMotion Arm/Hand products sold in the European Economic Area (EEA) have been assessed to meet high safety health and environmental protection requirements. To this point we maintain our inventory in Woburn Massachusetts and in Paris France.

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

Our patents and pending patents are as follows:

Patent	Status
Robotics	Filed US
Algorithms & Control Systems	Issued in US & pending International
Sensory Technology	Issued in US & pending International
Robotics	Issued in US & pending International
Robotics	Issued in US & pending International
Robotics	Issued in US & pending International

Our issued patents are expected to expire in 2033 or 2034. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Two provisional patents have recently been converted into full patents, pertaining to our InMotion Home development and our recently launched InMotion Connect platform, each of which we have filed prior to the 12-month deadline. Provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

We have filed trademarks in the U.S. and European Union for InMotion, InMotion Home, InMotion Connect, InMotion Pulse, and InMotion Insights; the trademark for InMotion is registered in the European Union and in the U.S., the trademark for InMotion Connect is registered in the European Union and pending in the US, while InMotion Home, InMotion Pulse, and InMotion Insights are pending in both jurisdictions. These trademarks are to be used for the robots and software that Bionik develops and sells related to this product line.

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

IMT entered into an Agreement, executed in December 1999, to license two of the above-referenced patents from MIT with a royalty of 3% on sales within the United States and 1.5% for sales outside the United States, with a minimum annual royalty of $10,000. To date, we have not determined whether we intend to commercialize the patent relating to the pelvis.

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

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Toronto and Boston on a full- time basis or hired as per diem consultants. InMotion robots are based on research and development originally done at MIT. Our InMotion Wrist product is based on a patent that we license from MIT.

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

For the fiscal years ended March 31, 2021 and March 31, 2020, the Company incurred $1.5 million and $3.9 million, respectively, in research and development costs. Research and development expenses have decreased due to pauses in R&D projects due to certain employees being furloughed or having their hours reduced driven by the global pandemic during the fiscal year ended March 31, 2021.

As a result of steps we have taken to address the decrease in revenue caused by the COVID-19 pandemic, we have reduced working on our research and development projects to focus on the further development of the InMotion Connect , to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their InMotion robotic devices productivity, as well as the artificial intelligence and machine learning analysis based on the data collected by InMotion Connect.

Government Regulations

General

Our medical technology products and operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and various other federal and state agencies, as well as corresponding foreign governmental agencies. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical device products.

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

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The InMotion® robots are classified as Class II 510 (k) exempt products. Our manufacturing facility in Boston is compliant with ISO 13485:2016 (valid until April, 2024), MDD 93/42/EEC Annex-II (valid until May, 2024), and FDA regulations governing the InMotion ARM and InMotion ARM/HAND.

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

Employees and Human Capital Resources

As of June 18, 2021, we had 13 full-time employees, 3 part-time employees, and 2 consultants who are based in our Toronto, Canada and Watertown, Massachusetts facilities. These employees oversee day-to-day operations of the Company supporting management, engineering, research and development, sales and marketing and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. We provide our employees base wages and salaries that we believe are competitive and consistent with employee positions. As a result of the COVID-19 pandemic and our responses, including furloughs, layoffs, and salary reductions and deferrals, and decreases in revenue in the fiscal year ended March 31, 2021, we have experienced unprecedented challenges in retaining sufficient workforce to grow our business, and we can give no assurance that our remaining employees will not terminate their employment with us. Many of our remaining employees have effectively worked remotely since 2020 and continue to do so. We will need to hire additional employees as and if funds allow.

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

Risks Related to our Business and Finances

We have a limited operating history upon which investors can evaluate our future prospects.

We have a limited operating history based on our current business plan of commercializing and selling the InMotion robots and related technologies, upon which an evaluation of our business plan or performance and prospects can be made.

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

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We began generating revenues after April 2016 as a result of the acquisition of IMT and the sale of the InMotion robots, and we do not anticipate generating significant revenues from other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. Although we sold 7 InMotion robots during the fiscal year ended March 31, 2021 and 17 InMotion robots for the fiscal year ended March 31, 2020, we are unable to determine when we will generate significant recurring revenues from the future sale of any of our products to achieve profitability, if ever. The COVID-19 pandemic has caused significant disruptions in our sales cycles, and we can give no assurance that our revenues will increase to pre-pandemic levels, or to levels necessary to achieve profitability. Our inability to become profitable has forced us to curtail or temporarily discontinue certain of our research and development programs such as our lower body robotic assistive device, and may force us to do so with other commercialization programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2021, we had an accumulated deficit of $85.0 million.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our fiscal 2021 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended March 31, 2021, our working capital is currently negative, we have sustained losses and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing.

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

Business or economic disruptions or global health concerns have and may continue to seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and spread around the world. The outbreak resulted in extended shutdowns as a result of COVID-19 of businesses around the world. We believe the scope and severity of business shutdowns or disruptions has been significant, and as we and the third parties with whom we engage, including our suppliers and customers and other third parties with whom we conduct business or intend to conduct business, experience shutdowns or other business disruptions, our ability to conduct our business has been materially and negatively impacted. These recent global health concerns materially impacted our planned customers and sales. Although, some of these shutdowns have been alleviated through the pandemic subsiding, we can not be certain that we will recover from such disruptions or that this or other global health concerns will arise and have a material adverse effect on our business and our results of operation and financial condition.

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold. This, along with our typically long sales cycle, has affected our ability to generate revenues in recent months, resulting in, among other events, the following:

•	At the beginning of fiscal 2021, we furloughed three employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most Canadian employees were returned to their normal base salary. Senior managements salaries were restored in December 2020 until March 2021 when certain senior management salaried were reduced between 30-50% for 3 months.

•	The Company has reduced working on its research and development projects to focus on the further development of InMotion ConnectTM, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion® robotic devices and their InMotion® robotic devices productivity, as well as the artificial intelligence and machine learning analysis based on the data collected by InMotion Connect.

We are subject to significant accounts payable and other current liabilities.

We have accounts payable, accrued liabilities, and loans payable of approximately $4.9 million as of March 31, 2021. We also incur indebtedness from time to time to fund operations, which have historically been converted into equity but in the future may be required to be repaid at maturity. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We have not historically generated sufficient cash flow from operations to enable us to repay indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

A high level of indebtedness and other liabilities increases the risk that we may default on our debt obligations and other liabilities. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness and other liabilities or convert or exchange indebtedness for equity in the Company, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures or our research and development programs, any of which could have a material adverse effect on our operations and financial condition. From time to time since 2016, we have had significant outstanding indebtedness, typically but not exclusively in the form of convertible promissory notes. We currently have outstanding indebtedness in the form of term promissory notes of approximately $3.3 million to third parties, which includes some of our affiliates. The Company requires additional funding which it does not yet have secured and if this new funding is not received it will have a material adverse effect on our business, financial condition, and results of operation.

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

To the extent we have the funds to do so, of which we can give no assurance we intend to continue to make investments to support our business growth through introducing new products, including patent or other intellectual property asset creation, the acquisition of other businesses or strategic assets and licensing of technology or other assets. To fully execute on our business plan, we will need additional funds to respond to business opportunities and challenges, including ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we will need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock or common stock equivalents. Certain of our former convertible noteholders have anti-dilution rights pursuant to which, in the event we sell common stock for cash at less than the conversion price of such converted notes, we will have to issue additional shares to such noteholders to address the dilution, which could cause us to issue a substantial number of additional shares depending on the sales price of the common stock. We have previously and may again seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

We may never complete the development of any of our proposed products or product improvements into marketable products.

We do not know when or whether we will successfully complete the development of the planned development-stage or next generation InMotion robots including the InMotion Home, or any other proposed, developmental, or contemplated product such as our lower limb technology, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure. We may not meet our product development, manufacturing, regulatory, commercialization and other milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to product rollouts, technology and design improvements as well as to dates for achieving development goals and regulatory approvals, among other things. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our commercial products, may decline to purchase such products or may opt to pursue alternative products. Due to our current budgeting constraints and evolving timelines on our products in development, we are changing or delaying some of the timelines and milestones for our other technologies being developed.

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

We cannot be certain that our current products or any other products we may develop, or market will achieve or maintain broad market acceptance. Market acceptance of our products depends on many factors, including our ability to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, demonstrate that our products are reliable and supported by us in the field, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment, which, particularly in the case of the medical device industry, are becoming increasingly price sensitive.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results.

We have significant intangible assets, including goodwill and intangibles with useful lives ranging from one to ten years, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets we have is goodwill as well as trademarks and patents. We amortize our intangible assets that have finite lives using the straight-line method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from one to ten years. We assess the potential impairment of goodwill on an annual basis.  Goodwill and intangible assets are assessed whenever triggering events or certain changes in circumstances have occurred. Factors that could trigger an impairment of such assets include the following:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant changes in the manner of or use of the acquired assets or the strategy for our overall business;
•	Significant negative industry or economic trends;
•	Significant decline in our stock price for a sustained period;
•	Changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation in our analysis by reporting unit; and
•	A decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified. For the fiscal years ended March 31, 2021 and 2020, the Company recorded impairment charges of $7.2 and $13.9 million, respectively.

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

We face competition from other companies that also focus on robotic rehabilitation solutions to individuals with neurological disorders. Hocoma, Motorika and Tyromotion are each currently selling products that may compete with our InMotion product and we believe that there are other smaller potential competitors in various stages of development that may compete with us directly or indirectly. Cyberdyne and Honda are the main competitors of one of our consumer development products. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical, and marketing resources than us. Many of these companies also have FDA or other applicable governmental approval to market and sell their products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations. We expect similar strong competition with respect to any other product or technology we develop or acquire.

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

Risks Relating to Governmental Regulations, Insurance and Reimbursement

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

The sales of our InMotion robot and proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition, and results of operations.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that may adversely affect our business and financial results. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for our products. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. For example, the Patient Protection and Affordable Act of 2010, commonly referred to as the Affordable Care Act, contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition, and results of operations.

For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court recently reversed and remanded the matter, finding that the plaintiffs did not have standing to sue but did not rule on the Affordable Care Act. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the recent Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and negatively affect our business, financial condition and results of operations.

The current presidential administration and Congress may pursue significant changes to the current healthcare laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on our industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration. Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Risks Relating to our Intellectual Property

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

Our ability to develop intellectual property depends in large part on hiring retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals, which has been made more challenging as a result of the COVID-19 pandemic.

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

Our executive officers, directors, and their affiliated entities together beneficially own approximately 37% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over virtually all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms

We have been unable to establish a liquid market for the Company’s common stock. Moreover, few security analysts of brokerage firms provide coverage of the Company, which will likely continue unless we successfully uplist to a national securities exchange, of which we can give non assurance of success. Furthermore, we believe that investment banks are less likely to agree to underwrite secondary offerings on behalf of the Company or our stockholders due to our becoming a public reporting company not by means of an initial public offering of common stock and our lack of a liquid market, all of which has had a material adverse effect on the Company.

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

The Company’s Common Stock is quoted on the OTCQB marketplace operated by OTC Markets Group, Inc. These markets are relatively unorganized, interdealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE. No assurances can be given that our Common Stock will ever actively trade on such markets. In any of these events, there could remain a highly illiquid market for the Company’s common stock and you may be unable to dispose of your common stock at desirable prices or at all.

An active and visible public trading market for the Company’s Common Stock may not develop and the market for our common stock is limited.

Our common stock is thinly traded, and any recently reported sales price may not be a true market-based valuation of our common stock. In addition, the stock market in general has at times experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Consequently, holders of shares of our common stock may not be able to liquidate their investment in the Company’s shares at prices that they may deem appropriate.

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

General Risks

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

As a result of the COVID-19 pandemic, we were forced to curtail our research and development budget to $1.5 million for the fiscal year ended March 31, 2021 from $3.9 million for the fiscal year ended March 31, 2020. We can give no assurance that we will generate sufficient revenue or raise sufficient additional capital during the fiscal year ending March 31, 2022 to increase or stabilize our research and development budget, the failure to do so could result in a material adverse effect in our prospects and ability to bring new and next generation products to market.

The loss of our key executives could have a significant impact on us.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. Our employment agreements with our executive officers are terminable by either party on short notice and could result in substantial severance obligations payable to such executives that would otherwise be necessary for ongoing operations. The loss of key employees has and may continue to result in a significant loss in the knowledge and experience that we, as an organization, possess, and could cause significant delays in, or outright failure of, the management of our supply chain, our research and development initiatives, analytical, and consulting services business and/ or, our development of future products and product candidates. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.

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

We can give no assurance that our commercialization schedule will be met as we concentrate our efforts on capital raising.

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

Our business plan includes the marketing and sale of our existing and proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•	macroeconomic conditions adversely affecting geographies where we intend to do business;

•	Any continued impacts from the COVID-19 pandemic or any other global health crisis;

•	foreign currency exchange rates;

•	political or social unrest or economic instability in a specific country or region;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights, or trademark rights;

•	difficulties in staffing and managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•	trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

•	adverse tax consequences;

•	unexpected changes in legal and regulatory requirements;

•	military conflict, terrorist activities, natural disasters, and medical epidemics; and

•	our ability to recruit and retain channel partners in foreign jurisdictions.

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

Item 4 – Mine Safety Disclosures

N/A

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCQB marketplace under the symbol “BNKL”. The following table sets forth for the periods indicated, the high and low sale prices per share of our common stock as reported on OTCQB marketplace.

Quarterly Period Ended	High	Low
March 31, 2021	$4.50	$1.24
December 31, 2020	$1.50	$1.10
September 30, 2020	$1.95	$0.75
June 30, 2020	$4.00	$1.13

March 31, 2020	$7.00	$0.99
December 31, 2019	$2.50	$1.05
September 30, 2019	$4.00	$1.01
June 30, 2019	$5.05	$2.95

On June 18, 2021, the closing price per share of our common stock was $1.50, as reported on OTCQB marketplace. As of June 18, 2021 5,589,375 shares of common stock were issued and outstanding, which were held by 316 holders of record and 112,440 exchangeable shares were issued and outstanding, which were held by 20 holders of record.

We have never paid or declared any cash dividends on our common stock. We intend to retain any earnings to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market- based valuation of our common stock.

Equity Compensation Plan Information

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 15% of our common stock and common stock reserved for issuance from the Exchangeable Shares are reserved for issuance under the 2014 Plan, and options for the purchase of 331,550 shares of our common stock have been granted and are outstanding as of March 31, 2021. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2021 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

	(a) Number of securities to be Issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	331,550	$10.54	437,475
Equity compensation plans not approved by security holders:
Executive stock options	486,592	$7.04	-
Total	818,142		437,475

ITEM 6 – RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company as of March 31, 2021 and 2020. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Based on this foundational work, the Company has a portfolio of products and solutions focused on upper extremity rehabilitation for stroke and other mobility-impaired individuals, including InMotion robots currently in the market. Additionally, we launched our new software platform, InMotion Connect which is providing the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management.

Currently, we receive revenues from the sale of our InMotion robots to our customers both in the U.S. and internationally. We also record revenues associated with our extended warranties that customers will purchase with the sale of our InMotion robots as well as from the sale of the InMotion Connect hardware and the subscription fees associated with the utilization of the InMotion Connect Pulse solution in the U.S.

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

We currently hold an intellectual property portfolio that includes 5 U.S. patents and 1 U.S. patents pending, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Two provisional patents have recently been converted into full patents, pertaining to Bionik’s InMotion Home, and InMotion Connect platform, each of which has been filed as a full patent prior to the 12-month provisional deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology changes. Additionally, we hold exclusive licenses to three additional patents.

Business Developments

In December 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion® ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion® ARM Interactive Therapy System for each similar future facility of Kindred, during the four-year minimum term of the Agreement. As of March 31, 2021, 26 InMotion® robots have been sold in total to Kindred.

In September 2019, we commenced an up to $7.0 million convertible note offering (previously set at $3.0 million), of which $1.6 million was raised through March 31, 2021. All of these convertible notes were converted on March 31, 2021 into 181,463 shares of our common stock. In addition, on March 23, 2020, we borrowed $2,000,000 evidenced by a term promissory note from an existing stockholder and lender of the Company.

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

In June 2020, we launched our InMotion Connect platform, which consists of a hardware device connected to the InMotion Robot as well as a subscription to InMotion Connect Pulse. This platform provides anonymized data allowing us to focus activity to increase adoption and utilization of InMotion robotic technologies across healthcare systems.

In the recent months, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion® therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. This is the first step to a machine learning platform being developed as funds allow.

Covid-19 Pandemic

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold or has been significantly curtailed. This, along with our typically long sales cycle, has affected our ability to generate revenues in recent months. As a result, we took the following steps to address the decrease in revenue, as follows:

Effective April 1, 2020, we furloughed nine employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most Canadian employees were returned to their normal base salary. Senior managements salaries were restored in December 2020 until March 2021, when certain senior management salaries were reduced between 30%-50% for 3 months.

On May 6, 2020, our U.S. subsidiary received funding in the original principal amount of $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan was funded by Bank of America, N.A. pursuant to the terms of a Promissory Note dated as of May 1, 2020. We have used the proceeds from this funding for eligible purposes, including to retain workers and maintain payroll or make mortgage interest payments, lease payments, and utility payments. We applied for forgiveness of this debt with the SBA and as of May 23, 2021, have received forgiveness of the loan and all interest.

Our Canada operations secured $93,000 of government financial relief under the Canadian Emergency Wage Subsidy, which is available monthly until June 2021, which was used to return the salaries of many of our Canadian non-management employees back to their full amount.

The Company has reduced working on its research and development projects to focus on the further development of InMotion® Connect™ and artificial intelligence and machine learning analysis.

Revenues

We generate revenues primarily from sales of our InMotion Arm, InMotion Arm/Hand and InMotion Connect devices, as well as various parts and accessories, which we refer to collectively as our product sales. We also generate revenues from services, including product warranty revenues, and from subscriptions sales from InMotion Connect solutions. Our business model generally does not involve separate contracts entered into at or near the same time; nor does our business model involve incremental future discounts offered to the same customer. We do not offer a right of cancellation, termination, refund or return. During the year ended March 31, 2021, we derived approximately 72% of our revenues from product sales, 19% of our revenues from the sale of services and extended warranties and 9% from the subscription sales associated with our Pulse solutions. During the year ended March 31, 2020, we derived approximately 90% of our revenues from product sales and 10% of our revenues from the sale of services and extended warranties.

We recognize revenue from sales of our products, parts and accessories in accordance with the Accounting Standards Codification, or ASC, Revenue Recognition Topic 606. We recognize revenue from sales of our products, parts and accessories when title and risk of ownership has been transferred, which is upon shipment, provided there are no uncertainties regarding customer acceptance, and the following factors are present:

•	Identification of the contract with the customer;
•	Identification of the performance obligation in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligation in the contract; and
•	Recognition of revenue when, or as, the performance obligation is satisfied

Revenues from the sale of services and extended warranty contracts are deferred and recognized on a straight-line basis over the contract period as services are provided.

We recognize subscription revenues over the course of the period that the software subscription is available to the customer.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses from our contract manufacturer and includes the cost of components and subassemblies supplied by our third-party suppliers. Cost of revenues also includes certain warranty expenses associated with maintaining our standard warranties within the first 12 months that a customer owns our product.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred.

General and Administrative Expenses

Our general and administrative costs include payroll, employee benefits, and other personnel-related costs associated with administrative and support staff, as well as legal and accounting costs, insurance costs, and other administrative fees.

Impairment of Goodwill & Intangible Assets

Impairment of goodwill and intangible assets consists of impairment charges associated with certain intangible assets. Management assesses its intangible assets for impairment annually or as triggering events arise.

Share-Based Compensation Expense

Our share-based compensation expense consists of equity instruments that are issued to our employees and directors that have vested in the current period presented by using the black-scholes fair-value method.

Interest Expense, net

Interest expense, net consists primarily of interest charges on loans and convertible loan offerings that we may enter into from time to time with various lenders and shareholders.

Other Expense (Income), net

Other expense (income), net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Results of Operations

Fiscal Year Ended March 31, 2021 Compared to the Fiscal Year Ended March 31, 2020

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the fiscal year ended March 31, 2021 and 2020, respectively:

	Year Ended March 31,
	2021		2020
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues, net	$1,193,430	100%	$2,153,354	100%	$(959,924)	(45)%
Cost of revenues	269,632	23	893,374	41	(623,742)	(70)
Gross profit	923,798	77	1,259,980	59	(336,182)	(27)
Operating expenses
Sales and marketing	1,017,653	85	2,172,972	101	(1,155,319)	(53)
Research and development	1,491,747	125	3,889,461	181	(2,397,714)	(62)
General and administrative	3,750,457	314	4,580,046	213	(829,589)	(18)
Impairment of goodwill & intangible assets	7,182,053	602	13,922,831	647	(6,740,778)	(48)
Share-based compensation expense	819,213	69	1,781,612	83	(962,399)	(54)
Total operating expenses	14,261,123	1,195	26,346,922	1,224	(12,085,799)	(46)
Loss from operations	(13,337,325)	(1,118)	(25,086,942)	(1,165)	11,749,617	47
Interest expense, net	405,279	34	181,914	8	223,365	123
Other (income), net	(122,147)	(10)	(252,359)	(12)	130,212	52
Total other expense (income)	283,132	24	(70,445)	(3)	353,577	502
Net loss	$(13,620,457)	(1,141)%	$(25,016,497)	(1,162)%	$11,396,040	46%

Revenues

Total revenues for the year ended March 31, 2021 decreased by $1.0 million, or 45%, to $1.2 million, as compared to revenues of $2.2 million for the year ended March 31, 2020.

	Year Ended March 31,
	2021	2020	$ Change	% Change
Product	$862,301	$1,947,580	$(1,085,279)	(56)%
Subscriptions	106,500	--	106,500	100
Service, extended warranty & other	224,629	205,774	18,856	9
Total revenues	$1,193,430	$2,153,354	$(959,924)	(45)%

The change in total revenues was attributable to a number of factors:

•	Our product revenues decreased by $1.1 million, or 56%, for the year ended March 31, 2021 as compared to the year ended March 31, 2020 due to the decrease in units sold. The decrease is primarily driven by the COVID-19 pandemic, however our average selling price per unit has increased during the 2021 period as compared to the 2020 period.

•	The increase in our subscription sales is due to our 22 InMotion Connect™ solutions subscriptions that were sold to Kindred as this product was launched during the year ended March 31, 2021.

•	Our service, extended warranty and other revenues were consistent with the year ended March 31, 2020, being up approximately 9%.

Cost of Revenues

	Year Ended March 31,
	2021	2020	$ Change	% Change
Cost of revenues	$269,632	$893,374	$(623,742)	(70)%
Cost of revenues (as a percentage of total revenues)	23%	41%

Total cost of revenues decreased $0.6 million, or 70%, to $0.3 million for the 2021 period, as compared to $0.9 million for the 2020 period. The decrease was primarily associated with a decrease in unit product sales along with 2 robots being provided as upgrades at no sales value during the 2020 period, in connection with a commitment made by the Company. In the 2021 period, an adjustment was made to decrease the warranty reserve in conjunction with the lower number of units sold over the last 12 months due to the COVID-19 pandemic.

Sales and Marketing

	Year Ended March 31,		$	%
	2021	2020	Change	Change
Sales and marketing	$1,017,653	$2,172,972	$(1,155,319)	(53)%
Sales and marketing (as a percentage of total revenues)	85%	101%

Sales and marketing expenses decreased $1.2 million, or 53%, to $1.0 million for the 2021 period, as compared to $2.2 million for the 2020 period. The decrease was due to a $0.7 million decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our sales and marketing efforts decreased $0.1 million from expenses related to trade shows and other marketing efforts as the pandemic prevented any of these from happening in the field during the 2021 period. Commission expense decreased $0.1 million due to the decrease in sales in the 2021 period compared to the 2020 period. Installation expenses were down by $0.1 million from the 2020 period due to a reduced number of robots installed at customer sites.

Research and Development

	Year Ended March 31,		$	%
	2021	2020	Change	Change
Research and development	$1,491,747	$3,889,461	$(2,397,714)	(62)%
Research and development (as a percentage of total revenues)	125%	181%

Research and development expenses decreased $2.4 million, or 62%, to $1.5 million for the 2021 period, as compared to $3.9 million for the 2020 period. The decrease was due to a $1.3 million decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our research and development efforts decreased $1.1 million from expenses related to the development of the InMotion ConnectTM in the 2020 period compared to having it completed by the 2021 period.

General and Administrative

	Year Ended March 31,		$	%
	2021	2020	Change	Change
General and administrative	$3,750,457	$4,580,046	$(829,589)	(18)%
General and administrative (as a percentage of total revenues)	314%	213%

General and administrative expenses decreased $0.8 million, or 18%, to $3.8 million for the 2021 period, as compared to $4.6 million for the 2020 period. The decrease is associated with a $0.4 million decrease in payroll and payroll related expenses as our headcount was reduced due to the COVID-19 pandemic. Our bad debt expense decreased by $0.2 million in the 2021 period due to a charge associated with a receivable balance owed by our Chinese JV partner in the 2020 period, that was subsequently terminated in May 2020. Our consulting fees decreased by $0.2 million associated with a reduction of costs due to the COVID-19 pandemic.

Impairment of Goodwill & Intangible Assets

	Year Ended March 31,		$	%
	2021	2020	Change	Change
Impairment of goodwill & intangible assets	$7,182,053	$13,922,831	$(6,740,778)	(48)%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	602%	647%

Following the decline of Company sales associated with the global pandemic, we determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, during the third quarter of the fiscal year ended March 31, 2021, we evaluated the ongoing value of our goodwill and other intangible assets. Based on this evaluation, we determined that the intangible assets were no longer recoverable and were in fact impaired and recorded an impairment charge of $0.4 million during the year ended March 31, 2021. Further, we determined that the goodwill with the carrying value of $11.1 million was impaired and recorded an impairment charge to the estimated fair value of $6.8 million in the year ended March 31, 2021. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

As noted in our significant accounting policies, we have one reporting unit and its carrying value was compared to its estimated fair value. During the third quarter of the fiscal year ended March 31, 2021, we estimated its fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 27%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

During the fiscal year ended March 31, 2020, it was determined that our goodwill was impaired and $11.2 million impairment charge was recorded. It was also determined in the same period that technology and other assets were impaired a $2.7 million charge was recorded.

At March 31, 2020, following the decline of Company sales, management determined there were events and changes in circumstances that indicate goodwill, technology and other assets are impaired. Accordingly, the Company evaluated the ongoing value of the goodwill, technology and other assets. Based on this evaluation, the Company determined that trademark, patents and customer relationship with a carrying amount of $2.5 million, $0.8 million and $0.9 million, respectively, were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $0.9 million, $0.5 million and $0.1 million, respectively. Further, the Company determined that goodwill with a carrying value of $22.3 million was in fact impaired and wrote it down to the estimated fair value of $11.1 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital. Because of deteriorating market conditions (i.e., less marketplace demand), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value.

For the fiscal year ended March 31, 2020, we estimated our fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 24%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

We recognize one reporting unit and the carrying value was compared to the estimated fair value.

Share-based Compensation expense

	Year Ended March 31,		$	%
	2021	2020	Change	Change
Share-based compensation expense	$819,213	$1,781,612	$(962,399)	(54)%
Share-based compensation expense (as a percentage of total revenues)	69%	83%

Share-based compensation expense decreased $1.0 million, or 54%, to $0.8 million for the 2021 period, as compared to $1.8 million for the 2020 period. The decrease is associated with fewer options outstanding in the current year period compared to the prior year period due to the reduced headcount as well as a lower number of options vesting in the current period compared to the prior period.

Interest Expense, net

	Year Ended March 31,		$	%
	2021	2020	Change	Change
Interest expense, net	$405,279	$181,914	$223,365	123%
Interest expense, net (as a percentage of total revenues)	34%	8%

The interest expense for both periods represents the interest associated with the loans and convertible loans that the company has with certain of its shareholders. Interest expense, net increased by $0.2 million due to loans being outstanding longer in the 2021 period as compared to the 2020 period.

Other (income), net

	Year Ended March 31,		$	%
	2021	2020	Change	Change
Other (income), net	$(122,147)	$(252,359)	$130,211	52%
Other (income), net (as a percentage of total revenues)	(10)%	(12)%

For the year ending March 31, 2021 other (income), net consists of net foreign currency losses offset with CEWS relief from the Canadian authorities associated with the COVID-19 pandemic relief bill. For the year ending March 31, 2020, other income, net consisted of net foreign currency gains along with a research and development tax credit from the Canadian Revenue Agency for $0.1 million.

Fiscal Year Ended March 31, 2020 Compared to the Fiscal Year Ended March 31, 2019

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the fiscal year ended March 31, 2020 and 2019, respectively:

	Year Ended March 31,
	2020		2019
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Change	% Change
Revenues, net	$2,153,354	100%	$3,246,038	100%	$(1,092,684)	(34)%
Cost of revenues	893,374	41	1,630,166	50	(736,792)	(45)
Gross profit	1,259,980	59	1,615,872	50	(355,892)	(22)
Operating expenses
Sales and marketing	2,172,972	101	2,339,359	72	(166,387)	(7)
Research and development	3,889,461	181	3,174,892	98	714,569	23
General and administrative	4,580,046	213	4,241,602	131	338,444	8
Impairment of goodwill & intangible assets	13,922,831	647	--	--	13,922,831	100
Share-based compensation expense	1,781,612	83	1,347,399	42	434,213	32
Total operating expenses	26,346,922	1,224	11,103,252	342	15,243,670	137
Loss from operations	(25,086,942)	(1,165)	(9,487,380)	(292)	(15,599,562)	(164)
Interest expense, net	181,914	8	262,596	8	(80,682)	(31)
Other (income) expense, net	(252,359)	(12)	806,625	25	(1,058,984)	(131)
Total other (income) expense	(70,445)	(3)	1,069,221	33	(1,139,666)	(107)
Net loss	$(25,016,497)	(1,162)%	$(10,556,601)	(325)%	$(14,459,896)	(137)%

Revenues

Total revenues for the year ended March 31, 2020 decreased by $1.1 million, or 34%, to $2.2 million, as compared to revenues of $3.2 million for the year ended March 31, 2019.

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Product	$1,947,580	$3,150,459	$(1,202,879)	(38)%
Service, extended warranty & other	205,774	95,579	110,195	115
Total revenues	$2,153,354	$3,246,038	$(1,092,684)	(34)%

The change in total revenues was attributable to a number of factors:

•	Our product revenues decreased by $1.2 million, or 38%, for the year ended March 31, 2020 as compared to the year ended March 31, 2019 due to the decrease in units sold. During the 2019 period one customer purchased 21 units and that did not occur during the 2020 period.

•	Our service, extended warranty and other revenues increased by $0.1 million from the 2019 period to the 2020 period. The increase is due to increased extended warranty sales recognized in the 2020 period.

Cost of Revenues

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Cost of revenues	$893,374	$1,630,166	$(736,792)	(45)%
Cost of revenues (as a percentage of total revenues)	41%	50%

Total cost of revenues decreased $0.7 million, or 45%, to $0.9 million for the 2020 period, as compared to $1.6 million for the 2019 period. The decrease was primarily associated with a decrease in unit product sales along with an inventory write down of $0.1 million during the 2019 period.

Sales and Marketing

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Sales and marketing	$2,172,972	$2,339,359	$(166,387)	(7)%
Sales and marketing (as a percentage of total revenues)	101%	72%

Sales and marketing expenses decreased $0.2 million, or 7%, to $2.2 million for the 2020 period, as compared to $2.3 million for the 2019 period. The decrease was due to a $0.2 million decrease in payroll and payroll related expenses as our headcount was reduced slightly.

Research and Development

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Research and development	$3,889,461	$3,174,892	$714,569	23%
Research and development (as a percentage of total revenues)	181%	98%

Research and development expenses increased $0.7 million, or 23%, to $3.9 million for the 2020 period, as compared to $3.2 million for the 2019 period. The increase in our research and development efforts is primarily due to a third-party contract to assist in the development of our InMotion Connect.

General and Administrative

	Year Ended March 31,		$	%
	2020	2019	Change	Change
General and administrative	$4,580,046	$4,241,602	$338,444	8%
General and administrative (as a percentage of total revenues)	213%	131%

General and administrative expenses increased $0.3 million, or 8%, to $4.6 million for the 2020 period, as compared to $4.2 million for the 2019 period. The increase is associated with a slightly higher administrative costs in the 2020 period as compared to the 2019 period.

Impairment of Goodwill & Intangible Assets

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Impairment of goodwill & intangible assets	$13,922,831	$--	$13,922,831	100%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	647%	--%

As a result of a valuation that was completed, it was determined that goodwill was impaired and an impairment charge of $11.2 million was recorded for the fiscal year ended March 31, 2020. Technology and other assets were impaired and $2.7 million of an impairment charge was also recorded for the fiscal year ended March 31, 2020.

For the year ended March 31, 2020, following the decline of revenues, management determined there were events and changes in circumstances that indicate goodwill, technology and other assets were impaired. Accordingly, we evaluated the ongoing value of the goodwill, technology and other assets. Based on this evaluation, we determined that trademark, patents and customer relationship with a carrying amount of $2.5 million, $0.8 million and $0.9 million, respectively, were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $0.9 million, $0.5 million and $0.1 million, respectively.

We also determined that goodwill with a carrying value of $22.3 million was in fact impaired and wrote it down to the estimated fair value of $11.1 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital. Because of deteriorating market conditions (i.e., less marketplace demand), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value.

To complete this exercise, we estimated the fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 24%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

Share-based Compensation expense

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Share-based compensation expense	$1,781,612	$1,347,399	$434,213	32%
Share-based compensation expense (as a percentage of total revenues)	83%	42%

Share-based compensation expense increased $0.4 million, or 32%, to $1.8 million for the 2020 period, as compared to $1.3 million for the 2019 period. The increase is associated with increased option grants in the 2020 period as compared to the 2019 period.

Interest Expense, net

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Interest expense, net	$181,914	$262,596	$(80,682)	(31)%
Interest expense, net (as a percentage of total revenues)	8%	8%

For the fiscal year ended March 31, 2020, we incurred interest expense of $0.2 million compared to $0.3 million for the fiscal year ended March 31, 2019. The decrease in interest expense, net, relates to the lowering of the interest rate from 3% to 1% per month.

Other (income) expense, net

	Year Ended March 31,		$	%
	2020	2019	Change	Change
Other (income) expense, net	$(252,359)	$806,625	$(1,058,984)	(131)%
Other (income) expense, net (as a percentage of total revenues)	(12)%	25%

For the year ended March 31, 2020, other (income) expense, net consisted of net foreign currency gains along with a research and development tax credit from the Canadian Revenue Agency for $0.1 million. For the year ended March 31, 2019, other (income) expense, net consisted of $3.3 million accretion expense due to the anti-dilution feature recorded in connection with our convertible debt financing, this is partially offset by a $2.4 million gain on the mark-to-market reevaluation of the shares to be issued. The gain was recorded due to not having enough authorized shares to issue shares of common stock upon conversion of our convertible promissory notes.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits received from the Government of Canada. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At March 31, 2021, our cash and cash equivalents were $0.6 million. Our cash and cash equivalents are predominantly cash in operating accounts.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations, hire necessary employees we lost as a result of COVID-19 related furloughs and other terminations, and meet expected future liquidity requirements, as well as to repay our remaining existing indebtedness (including our funding from the CARES Act, if and to the extent the loan is not forgiven), or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital.

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

During the year ended March 31, 2021, we received $1.5 million, in addition to a $70,000 previously loaned to us, pursuant to a $7.0 million convertible note offering. The convertible notes bore interest at a fixed rate at 1% per month. The convertible loans with a balance of $1.7 million converted into our common stock on the March 31, 2021 maturity date, at a conversion price of $8.55 per shares in the event of an investment on or prior to December 31, 2019, and $9.50 per share in the event of an investment after December 31, 2019 or into 181,463 shares of our common stock.

On February 24, 2021, we entered into a Term Loan and Security Agreement where we may borrow up to $3.0 million from lenders from time to time. We borrowed $0.5 million on February 24, 2021 and another $0.5 million on March 18, 2021 from existing shareholders. The loan bears interest at a fixed rate of 1% per month. The principal amount and interest on the loan will be due and payable on the earlier of (i.) February 12, 2023 and (ii.) the date of receipt of a minimum of $3.0 million from a subsequent financing.

Additionally, in May 2020 we received funding of $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. We have applied for forgiveness and received it as of May 23, 2021 for the whole loan and interest in accordance with applicable law.

In March 2020, we received a $2.0 million loan from an existing shareholder. The promissory note bears interest at a fixed rate of 1% per month and has a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of $5.0 million from a “Subsequent Financing.” The accrued interest shall be payable in cash commencing on June 30, 2021 for the previous quarter. Half of the interest accrued during the first three payment dates (3-month, 6-month and 9-month anniversaries of the issue date), was rolled into Term Loan and Security Agreement as mentioned above. The remaining half of the interest accrued will be paid upon the maturity date. The loan is repayable or convertible to common shares at the loan holder’s option on March 31, 2022 at a price per share equal to the price per share of our then most recent capital raise or debt conversion, or any other valuation as agreed in writing between the loan holder and us.

Cash Flows

Net cash used in operating activities was $4.6 million for the year ended March 31, 2021, and resulted primarily from $13.6 million in net loss offset by approximately $1.4 million in depreciation and amortization, interest expense and stock-based compensation expense as well as a $7.2 million in impairment of our goodwill and intangible assets for the period. Net changes in working capital items increased cash from operating activities by approximately $0.4 million, primarily related to decreases in accounts receivable associated with payments collected from our customers and a decrease in our inventory associated with product shipments during the period. These increases were offset by the decrease in accounts payable of $0.4 million associated with payments to vendors. There was no net cash used in or provided by investing activities for the 2021 period. Net cash provided by financing activities during the year ended March 31, 2021 was $3.0 million, related to proceeds received from the convertible loans, PPP loans and loans from our existing shareholders.

Net cash used in operating activities was $9.1 million for the year ended March 31, 2020, and resulted primarily from the $25.0 million of net loss offset by $2.3 million in depreciation and amortization, interest expense and stock-based compensation expense as well as a $13.9 million in impairment of our goodwill and intangible assets for the period. Net changes in working capital items decreased cash from operating activities by $0.6 million, primarily related to increases in inventory and prepaid expenses and decreases in our accounts payable and accrued liabilities, partially offset by decreases in our accounts receivable associated with cash collection efforts with our customers. Net cash used in investing activities was $0.2 million for the year ended March 31, 2020, which consisted of purchases of equipment. Net cash provided by financing activities during the year ended March 31, 2020 was $11.0 million, relating to proceeds received from convertible loans.

Off Balance Sheet Arrangements

Since inception, we have not engaged in any off balance sheet financing activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgment and estimates by us in the preparation of our financial statements.

Risks and Uncertainties

The Company has considered the impact of the novel coronavirus (COVID-19) on its consolidated financial statements. Management believes that although the major negative impact of the COVID-19 pandemic seems to be behind us, we still can not say for certain that we have future adverse effects.  These impacts could include but may not be limited to risks and uncertainty related to ability of our sales and marketing personnel and distributors to access our customer base and reduced demand. Consequently, these may negatively impact our results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject us to future risk of material goodwill, intangible and long-lived assets impairments and increased reserves for uncollectible accounts.

Revenue Recognition

Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer.

Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.

Service revenue is generally recognized over time as the services are rendered to the customer based on the extent of progress towards completion of the performance obligation. We recognize service revenue over the term of the service contract. Services are expected to be transferred to the customer throughout the term of the contract and we believe recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

Revenue generated from our extended warranty sales are recognized ratably over the period that the warranty covers.

In the year ended March 31, 2021, we started selling our Pulse subscriptions with the purchase of our InMotion Connect devices. Customers are billed in advance of the start of their annual subscription and revenues are recognized ratably over each annual subscription period.

Revenue from the sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale and shipment of product or service provided has been incurred. We perform a review of each specific customer's credit worthiness and ability to pay prior to acceptance as a customer.

Allowance for doubtful accounts

We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated credit risk by supplying products to customers with pre- approved capital expenditure budgets or rental credit, and by actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $0.2 million was appropriate as of March 31, 2020. There was no allowance for doubtful accounts needed at March 31, 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at actual cost, on the first-in first-out basis. We only have finished goods inventory recoded based on actual cost from outsourced manufacturing partner.

Warranty Reserve and Deferred Warranty Revenue

We provide a one-year warranty as part of its normal sales offering. When products are sold, we provide a warranty reserve, which, based on our historical experience are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $46,000 at March 31, 2021 and $0.2 million at March 31, 2020. We also sell extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period.

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

Intangible Assets

We capitalize and include in intangible assets the costs of patents, customer relationships and trademarks acquired in a business combination or asset acquisition. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from one to 10 years. We evaluate the realizability of our definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we estimate the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, we use market participant assumptions pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. We do not amortize our goodwill, but instead test for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. Our annual test for impairment occurs in our fourth quarter.

We have adopted ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity evaluates its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two-step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

We have concluded that Bionik. represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill was impaired by $6.8 million and $11.3 million during the year ended March 31, 2021 and March 31, 2020.

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units, or RSUs, to be recognized in the statement of operations based on their fair values at the date of grant. The fair value of performance-based stock units is determined based on the fair market value of our common stock on the vest dates. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, we review our actual forfeiture rates periodically and align our stock compensation expense with the share-based payments that are vesting.

We use the Black-Scholes option pricing model to estimate the fair value of stock options. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. We granted 76,902 and 659,494 options during the years ended March 31, 2021 and 2020, respectively. Our expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with ASC 718 and the Equity Topic, ASC 505.

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company does not anticipate the new guidance will have a material impact on the consolidated balance sheet and consolidated statement of operations and comprehensive loss.

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

Under the supervision and with the participation of our Chief Executive Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2021 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management identified the following material weaknesses as of March 31, 2021 based on the COSO criteria:

•	Lack of segregation of duties with internal accounting control functions which is due to limited resources in the accounting department.

Management is committed to improving its internal controls by:

•	Having hired an experienced CFO that has worked in various public companies and understands financial reporting under internal controls; and

•	Will use third-party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

ITEM 10. -DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Andre Auberton-Herve	59	Chairman of the Board
Eric Dusseux	53	Chief Executive Officer and Director
Remi Gaston -Dreyfus	65	Director
P. Gerald Malone	70	Director
Joseph Martin	73	Director
Charles Matine	62	Director
Audrey Thevenon	43	Director
Michal Prywata (1)	29	Director
Rich Russo Jr.	40	Chief Financial Officer
Loren Wass	57	Chief Commercial Officer

(1)	Mr. Prywata resigned as an executive officer as of April 13, 2021. Mr. Prywata remains a director on our board.

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

Gerald Malone: Director. Mr. Malone has been a director of the Company since March 19, 2018. Since 1997, Mr. Malone has held a number of directorships and chairmanships in private and AIM listed companies in the healthcare, IT and energy sectors in the UK and the USA. He has extensive experience within the financial services sector, serving since 2001 as a board member and ultimately Chairman of Aberdeen Asia-Pacific Income Fund (FAX), a U.S. closed-end mutual fund. He also serves as a director of a number of other U.S. and Canadian closed- and open-end mutual funds, and of the Washington, D.C.-based Mutual Fund Directors Forum, a body representing independent fund directors. A Scottish lawyer by profession, Mr. Malone was previously a Member of Parliament in the U.K. from 1983 to 1997 and served as Minister of State for Health in John Major’s government from 1994 to 1997. Mr. Malone is qualified as a board member of the Company because of his substantial commercial, strategic, government and leadership experience.

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

Michal Prywata: Director. Mr. Prywata is the co-founder of Bionik Canada and served as Bionik’s Chief Technology Officer from June 2017 to April 2021, Chief Operating Officer from April 2013 to June 2017, as a director from March 2011 to September 2018, and again since March 2019. Mr. Prywata previously served as our Chief Executive Officer from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University until the end of his second year, with a focus on electronics and software development for medical products. He has a track record of winning technology showcases and inventing technologies that address significant unmet needs and untapped markets. He had spent the past five years with Bionik Canada, managing technological advancements, managing day-to-day operations, and developing concepts into products. In addition, Mr. Prywata, together with the Company’s other co-founder and its former CEO, was responsible for raising and securing initial seed capital and subsequent capital raises. Mr. Prywata is the co-inventor of the Company’s ARKE technology platform. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

Rich Russo Jr: Chief Financial Officer. Mr. Russo Jr. has served as the Company’s Chief Financial Officer since November 2020.  He has over 15 years of finance and accounting leadership experience and holds a CPA. From 2017-2020, Mr. Russo, Jr. served as Vice President of Finance and U.S. Chief Financial Officer of ICarbonX, where he was responsible for the merger of 3 companies, fundraising, and the ultimate dissolution of the U.S. companies.  From 2007-2016, Mr. Russo, Jr. held various key leadership roles for NASDAQ listed companies in life sciences, pharmaceutical and medical device industries.   Mr. Russo Jr. served as Corporate Controller for Pieris Pharmaceuticals, Inc., a clinical stage biotechnology company, Juniper Pharmaceuticals, a woman’s health company focused on developing therapeutics and Cynosure, a medical device company focused on aesthetic treatment systems.  In each of these roles, Mr. Russo, Jr. was responsible for all finance activities and SEC reporting along including partnering closely with the business leaders to ensure effective and efficient financial procedures throughout the organization. Mr. Russo, Jr. started his career in 2005, where he served as an auditor at Pricewaterhouse Coopers in the assurance group.

Loren Wass: Chief Commercial Officer. Mr. Wass has served as our Chief Commercial Officer since September 2019. From January 2014 through August 2019, Mr. Wass was the Vice President of Sales, Business Development and Reimbursement at ReWalk Robotics Ltd. (Nasdaq: RWLK), a medical device company focusing on rehabilitation, and was also a member of its Executive Committee. While at ReWalk, Mr. Wass was responsible for U.S. sales and business development, reimbursement activities and payer policy strategies and submissions. Mr. Wass holds a B.S. from Springfield College.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2021, except for Mr. Auberton-Herve, who failed to timely file a Form 4 showing one transaction and Mr. Gaston-Dreyfus, who failed to file a Form 4 showing one transaction.

 Code of Business Conduct and Ethics Policy

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors which as of June 18, 2021 is comprised of Messrs. Auberton-Herve, Dusseux, Gaston-Dreyfus, Martin, Malone, Matine, Prywata, and Dr. Thevenon.

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

Name and Principal	Salary			Bonus		Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position	Year (1)	($)		($)(2)		($)	($)	($)	($)	($)
Eric Dusseux	2021	379,203	(8)	147,016	(8)	–	--	–	7,640	533,859
Chief Executive Officer	2020	375,850		225,510		–	671,140	–	37,940	1,310,440

Rich Russo Jr. (5)	2021	89,353		--		–	80,747	–	--	170,100
Chief Financial Officer	2020	--		--		–	–	–	--	--

Loren Wass (4)	2021	246,875	(9)	11,667	(9)	–	--	–	1,000	259,542
Chief Commercial Officer	2020	144,071		--		--	14,010	--	1,000	159,071

Michal Prywata (6)	2021	159,448		--		–	–	–	10,525	169,973
Former Chief Technology Officer	2020	210,000		12,597		–	–	–	13,264	235,861

Leslie Markow (7)	2021	180,847		44,174		–	--	–	55,941	280,962
Former Chief Financial Officer	2020	210,000		31,492		–	20,476	–	13,343	275,311

(1)     “2021” represents the fiscal year ended March 31, 2021 and “2020” represents the fiscal year ended March 31, 2020.

(2)      Reflects bonus amounts paid in the fiscal years ended March 31, 2021 and March 31, 2020 for bonuses earned in the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

(3)      For assumptions made in such valuation, see Note 10 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-19

(4)      On September 3, 2019 Loren Wass was hired as our Chief Commercial Officer with a base salary of $250,000.

(5) On November 30, 2020, Rich Russo Jr. was hired as our Chief Financial Officer with a base salary of $265,000.

(6) Mr. Prywata resigned as an executive officer as of April 13, 2021.

(7) Ms. Markow resigned effective January 29, 2021 from her Chief Financial Officer role.

(8) Includes $130,221 which represents deferred salary amounts and $147,016 of deferred bonuses. The obligations of which have been forgiven and satisfied and personally assumed by Remi Gaston-Dreyfus, a director.

(9) Includes $50,000 which represents deferred salary amounts and $11,667 of deferred bonuses. The obligations of which have been forgiven and satisfied and personally assumed by Remi Gaston-Dreyfus, a director.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2021.

Option Awards

Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Un-Exercisable		Option Exercise Price	Option Expiration Date
Eric Dusseux	September 1, 2017	27,145	(1)	13,573	(1)	$24.15	September 1, 2027
	January 24, 2018	3,333		-		$23.25	January 24, 2025
	April 19, 2018	40,000		-		$9.735	April 19, 2028
	May 31, 2019	110,855		-		$3.16	May 31, 2026
	July 26, 2019	19,293		-		$3.595	July 26, 2026
	July 26, 2019	57,880	(2)	38,586	(2)	$3.595	July 26, 2026

Michal Prywata	July 1, 2014	6,606	(3)	-		$34.50	July 1, 2021
	December 14, 2015	2,667	(3)	-		$150.00	December 14, 2022
	January 24, 2018	3,333	(3)	-		$23.25	January 24, 2025

Rich Russo Jr.	November 30, 2020	-		76,902	(4)	$1.21	November 30, 2027

Leslie N. Markow	February 17, 2015	944	(5)	-		$34.50	February 17, 2022
	November 24, 2015	2,667	(5)	-		$183.00	November 24, 2022
	January 24, 2018	2,000	(5)	-		$23.25	January 24, 2025
	May 31, 2019	7,400	(5)	-		$3.16	May 31, 2026

Loren Wass	September 3, 2019	1,667	(6)	3,333	(6)	$3.20	September 3, 2025

1.	On September 1, 2017, we issued 40,718 options to Dr. Dusseux. 27,145 options have vested and 50% of the remaining options vest based on performance and 50% vest annually over 5 years.

2.	On July 26, 2019, Dr. Dusseux was granted 96,466 which vests over time and based on performance, between September 1, 2019 and September 1, 2022.

3.	Upon Mr. Prywata’s resignation in April 2021, these options previously granted remain exercisable as Mr. Prywata still serves on our Board of Directors.

4.	The remaining shares will vest 100% at November 30, 2021.

5.	Pursuant to the terms of the 2014 Equity Incentive Plan, upon her resignation from the Company, which was effective January 29, 2021, Ms. Markow forfeited all shares underlying these options that were exercisable as of April 29, 2021.

6.	The remaining shares vest as follows: 1,667 on September 3, 2021 and 1,666 on September 3, 2022.

On February 25, 2015, 1,752 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid in fiscal 2013. As part of the consideration for the initial loan, Mr. Prywata and Mr. Caires, a former executive of the Company, collectively transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse them 2,134 common shares; however, these shares have not yet been issued.

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2021 we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2021.

Director Compensation

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during the fiscal year ended March 31, 2021.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andre Auberton-Herve	$180,000	-	-	-	-	-	180,000
Remi Gaston Dreyfus	$50,000	-	-	-	-	-	50,000
P. Gerald Malone	$50,000	-	-	-	-	-	50,000
Joseph Martin	$50,000	-	-	-	-	-	50,000
Charles Matine	$50,000	-	-	-	-	-	50,000
Audrey Thevenon	$50,000	-	-	-	-	-	50,000

(1)	The director fees payable in cash were deferred and each director was subsequently paid the amounts stated above in common stock based on the closing price of our common stock as of March 25, 2021.

Other than Mr. Auberton-Herve’s annual fee as Chairman of $180,000, our non-employee directors are entitled to receive an annual cash payment of up to $50,000, as well as reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also are eligible for stock option grants.

Employment Agreements

Eric Dusseux

The Company entered into an employment agreement with Dr. Dusseux on September 1, 2017, as amended on November 18, 2019, pursuant to which he serves as our Chief Executive Officer (the “Dusseux Employment Agreement”). Under the Dusseux Employment Agreement, Dr. Dusseux will receive an initial annual base salary of CDN$500,000. In April 2020, Dr. Dusseux agreed to a salary deferral of 50% because of our response to the COVID-19 pandemic. This deferral ended on December 1, 2020. The deferred salary amount and the bonus, totaling $0.3 million, that Dr. Dusseux was eligible for the year ended March 31, 2020 was assigned to Mr. Gaston-Dreyfus in March 2021 in exchange for 110,894 shares.

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

Dr. Dusseux is also entitled to receive a target annual cash bonus of up to 50% of base salary, based on measurable performance goals to be mutually agreed upon between Dr. Dusseux and the Compensation Committee of the Board each year. Dr. Dusseux earning of his maximum bonus for the fiscal year ended March 31, 2021 will be determined at a later date. The Compensation Committee and the Board of Directors will approve at a later date performance goals for purposes of Dr. Dusseux’s potential bonus for the fiscal year ending March 31, 2022.

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

Rich Russo Jr.

The Company entered into an employment agreement with Mr. Russo Jr. dated November 30, 2020, and it provides him with a base compensation of $265,000 and an annual bonus of up to 30% of the base salary, payable based on performance in the previous fiscal year. The bonus is determined based on the achievement of the Employee’s objectives that are agreed to with the CEO for each fiscal year. Mr. Russo Jr.’s employment agreement also allowed for an option to purchase an aggregate of 76,902 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan.

In the event of termination of employment caused by his death, his resignation without good reason(1), by the Company with or without cause, by Mr. Russo Jr.’s resignation with good reason, or by the Company without cause or by his resignation with good reason within six months after a change in control, Mr. Russo Jr. will be entitled to the following:

Severance Payment:	Six months of final base salary following execution by him of a release of the Company (only in the case of (i) his termination without cause, (ii) his resignation for good reason, or (iii) his termination without cause or his resignation for good reason within six months after a change in control).
Benefits:	In the case of a termination by the Company without cause, Mr. Russo Jr’s resignation for good reason, or a termination by the Company without cause or Mr. Russo Jr’s resignation with good reason within six months after a change in control, Mr. Russo Jr. will be entitled to receive an amount equivalent to six months of the Company’s portion of medical and dental benefits if these benefits were elected.
Salary:	Base salary through the date of termination.
Accrued Bonus:	Payable only in the case of a termination by the Company without cause or Mr. Russo Jr.’s resignation with good reason within six months after a change in control.
Vacation Pay:	Accrued but unused vacation pay.

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

Michal Prywata

Mr. Prywata resigned from his position of Chief Technology Officer of the Company on April 13, 2021. Mr. Prywata remains as a board member of the Company.

Leslie Markow

Pursuant to the Separation Agreement and Release, dated November 23, 2020, entered into by and between the Company and Ms. Markow in connection with Ms. Markow’s resignation from the Company, Ms. Markow received a separation payment in the amount of $157,500 as salary continuance, which was equal to nine months of her then current base salary. Ms. Markow also received $23,625, representing her pro-rata bonus based on the average of the past 3 years of actual achievement, which was equal to nine months of the pro-rata portion.

Ms. Markow also received her deferred salary amount of $42,000 on January 29, 2021 and her fiscal year ending March 31, 2020 annual bonus that had been previously deferred of $37,800 on January 29, 2021.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of June 20, 2021 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group, as adjusted to reflect the one-for-one hundred fifty reverse stock split.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission (the “SEC”); this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before August 19, 2021 (60 days after June 20, 2021) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	% of Shares of Common Stock Beneficially Owned
Remi Gaston-Dreyfus (2)(3)	1,684,151	26.90%
Andre Auberton–Herve (4)	482,376	7.71%
Olivier Dassault	693,963	11.09%
Celeste Management SA	664,920	10.62%
SFP Capital	478,017	7.64%
Eric Michel Dusseux (5)	258,506	4.13%
Michal Prywata (1)(6)	62,582	1.00%
P. Gerald Malone (5)	50,723	*
Audrey Thevenon (5)	50,723	*
Charles Matine (5)	50,723	*
Joseph Martin (5)	50,723	*
Rich Russo Jr.	-	*
Loren Wass (5)	1,667	*
All directors and executive officers as a group (10 persons)	2,692,174	42.84%

*	Less than 1%

(1)

Based on 6,259,771 shares outstanding at June 18, 2021. In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before August 17, 2021, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.

(2)	Such shares include Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:

·	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Company’s going public transaction;

·	Have dividend entitlements and other attributes corresponding to the Common Stock;

·	Be exchangeable, at each holder’s option, for Common Stock; and

·	Upon the direction of our Board of Directors, be exchanged for Common Stock on the 10-year anniversary of the first closing of the Company’s 2015 offering, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(3)	Includes (i) options to acquire 122,426 shares of Common Stock which have vested or which will vest within 60 days of June 20, 2021, (ii) an aggregate of 17,476 Exchangeable Shares held through Lombard International Assurance SA, (iii) warrants to purchase an aggregate of 61,465 shares of Common Stock held through Lombard International Assurance SA and RGD Investissements, (iv) 81,775 shares of our Common Stock owned by Lombard International Assurance SA, and (v) 1,336,419 shares of our Common Stock owned by RGD Investissements. Mr. Gaston-Dreyfus may be deemed to share voting and investment power over the shares beneficially owned by Lombard International Assurance SA and RGD Investissements.

(4)	Includes (i) warrants to purchase 10,671 shares of Common Stock held through Star SCI, (ii) an aggregate of 28,821 options to acquire Common Stock held through 4A Consulting and Engineering, (iii) 123,259 options to acquire Common Stock which have vested or which will vest within 60 days of June 20, 2021, (iv) 213,782 shares of our Common Stock owned by Star SCI, and (v) 10,693 shares of our Common Stock owned by 4A Consulting and Engineering. Mr. Auberton-Herve may be deemed to share voting and investment power over the shares beneficially owned by Star SCI and 4A Consulting and Engineering.

(5)	Represents options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 20, 2021.

(6)	Includes 12,606 options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 20, 2021.

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

Transactions with Related Parties

Since April 1, 2019 through March 18, 2021, entities controlled by Mr. Gaston-Dreyfus have made the following loans to the Company:

On June 11, 2019, the Company borrowed $500,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by a convertible promissory note pursuant to an up to $9 million convertible note offering, and such note and interest was converted into common shares of the Company pursuant to the terms of such note and 76,225 common shares were issued on September 30, 2019.

On February 24, 2021, the Company borrowed $300,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity.

On March 18, 2021, the Company borrowed $275,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity.

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

On March 26, 2021, we entered into a Stock Purchase Agreement with RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus. Pursuant to the purchase agreement, RGD purchased 135,560 shares of our common stock, for consideration consisting of the forgiveness and satisfaction of an aggregate of $0.3 million of deferred salary and bonus liabilities of our subsidiaries originally owed to Dr. Eric Dusseux, the Company’s CEO, and Mr. Loren Wass, the Company’s CCO. The rights to the payments by us with respect to such liabilities were assigned by Dr. Dusseux and Mr. Wass to RGD on March 26, 2021. Upon the issuance of the shares to RGD, all of the liabilities were forgiven and satisfied and no longer a liability on our balance sheet.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the fiscal year ended March 31, 2021, with management and have reviewed related written disclosures of MNP LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended March 31, 2021.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended March 31, 2021 and 2020 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the years ended March 31, 2021 and 2020 and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2021	2020
Audit Fees	$126,291	$100,138
Audited related fees	98,930	69,171
Tax Fees	19,301	26,703
All Other Fees	17,094	13,915
Total Fees	$261,616	$209,927

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements that are normally provided by the above auditors in connection with statutory and regulatory filings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or review in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory filings. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

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

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation dated February 10, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 4, 2015)
3.2	Amended and Restated By-Laws (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2015)
3.3	Certificate of Amendment of the Certificate of Incorporation, dated November 8, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 8, 2017).
3.4	Certificate of Amendment of the Certificate of Incorporation, dated June 11, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2018).
3.5	Certificate of Amendment of the Certificate of Incorporation, dated October 26, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 29, 2018).
3.6	Certificate of Amendment to Amended and Restated Certificate Of Incorporation, as amended, dated October 6, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 8, 2020)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Special Voting Preferred Stock of Bionik Laboratories Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 4, 2015)
4.2	Schedule A to Articles of Amendment of Bionik Laboratories Inc., relating to the Exchangeable Shares of Bionik Laboratories Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 4, 2015)
4.3	Form of Warrant (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 20, 2017)
4.5	Allonge to Common Stock Purchase Warrants (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 3, 2018)
4.6	Description of the Company’s Securities (Incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2020, filed with the Commission on June 29, 2020)
10.1	Investment Agreement, dated February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (Incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.2	Voting and Exchange Trust Agreement, made as of February 26, 2015, among Bionik Laboratories Corp., Bionik Laboratories, Inc. and Computershare Trust Company of Canada dated February 26, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 4, 2015)
10.3	Support Agreement, made as of February 26, 2015, among Bionik Laboratories Inc., Bionik Acquisition Inc. and Bionik Laboratories Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 4, 2015)
10.4	Registration Rights Agreement, made as of February 26, 2015, by and between Bionik Laboratories Inc. and each of the several shareholders signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 4, 2015)
10.5	Novation Agreement, dated as of February 26, 2015, between Bionik Laboratories Corp. and Bionik Laboratories Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 4, 2015)
10.6*	Michal Prywata Employment Agreement (incorporated by reference to the Company’s 8-K filing on March 4, 2015)
10.7	Bionik Laboratories Corp. f/k/a Drywave Technologies, Inc. 2014 Equity Incentive Plan (Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C, filed on October 6, 2014)
10.8	License Agreement with The Massachusetts Institute of Technology, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.9	Exclusive Patent Application and Patent License Agreement between Interactive Motion Technologies, Inc., and Hermano Igo Krebs and Caitlyn Joyce Bosecker (Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No.: 333-207581)
10.10	Registration Rights Agreement dated April 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 26, 2016)
10.11	Equity Compensation Agreement between the Company and 4A Consulting and Engineering (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 11, 2017)
10.12*	Eric Dusseux Employment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 11, 2017)
10.13*	Amendment No. 1 to Eric Dusseux Employment Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed on June 29, 2020)

10.14*	Equity Compensation Agreement between the Company and Eric Dusseux (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2017)
10.15*	Form of Stock Option Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on June 27, 2018)
10.16	Sale of Goods Agreement, dated as of December 13, 2018, by and between Bionik Inc. and CHC Management Services, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 17, 2018)
10.17*	Employment Agreement of Loren Wass, dated as of September 3, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 4, 2019)
10.18	Form of Equity Compensation Agreement – Non-Management Director (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.19*	Equity Compensation Agreement, dated October 15, 2019, with Eric Dusseux (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.20**	Distribution Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on, January 28, 2020)
10.21	Promissory Note dated March 23, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.22	Allonge to Convertible Promissory Note dated March 27, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.23	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.24	Form of Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.25	Allonge to Convertible Promissory Note dated June 3, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.26	Employment Agreement with Rich Russo Jr. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 30, 2020)
10.27	Letter Agreement with Leslie Markow (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 30, 2020)
10.28	Allonge to Promissory Note, dated December 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2020)
10.29	Term Loan and Security Agreement dated February 12, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 25, 2021)
10.30†	Stock Purchase Agreement, dated March 26, 2021
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on April 15, 2014)
21.1	List of Subsidiaries (Incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)

31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Financial Officer

Dated: June 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Dusseux	Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2021
Eric Dusseux

/s/ Rich Russo Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2021
Rich Russo Jr.

/s/ Andre Auberton	Chairman and Director	June 24, 2021
Andre Auberton

/s/ Michal Prywata	Director	June 24, 2021
Michal Prywata

/s/ Remi Gaston Dreyfus	Director	June 24, 2021
Remi Gaston Dreyfus

/s/ P. Gerald Malone	Director	June 24, 2021
P. Gerald Malone

/s/ Joseph Martin	Director	June 24, 2021
Joseph Martin

/s/ Charles Matine	Director	June 24, 2021
Charles Matine

/s/ Audrey Thevenon	Director	June 24, 2021
Audrey Thevenon

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(Amounts expressed in US Dollars) Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bionik Laboratories Corp.

Opinion

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. (the “Company”), as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes and schedules (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced losses and has a working capital deficiency and an accumulated deficit. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As described in Note 2, the Company’s operations are mainly funded with debt financing, which is dependent upon many external factors and may be difficult to raise when required. The Company may not have sufficient cash to fund its operations, and therefore, will require additional funding, which if not raised, may result in the delay, postponement or curtailment of some or all of its activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned capital expenditures, revenue, production volumes and market conditions. Future economic conditions, including the impact of the global COVID-19 pandemic and effects of key events subsequent to the year end, such as debt financing, also impacted management’s judgements and estimates.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that the global financial markets and economic conditions have been, and continue to be, volatile as a result of the COVID-19 pandemic.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

•	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

•	We evaluated the key assumptions used in the model to estimate future cash flows for a reasonable period of time, not exceeding 12 months from the date of the balance sheet, by comparing assumptions used by management against historical performance, budgets, economic and industry indicators and publicly available information.

•	We evaluated the key assumptions pertaining to estimated cash flows from operating activities and expected cash flows from financing activities, comparing these to available market data, underlying agreements and subsequent events thereafter.

•	We compared the assumptions related to revenue projections to those used in impairment assessments of non-financial assets.

•	We assessed the adequacy of the going concern and COVID-19 disclosures included in Note 2 of the consolidated financial statements and consider these to appropriately reflect the assessments that management has performed.

Goodwill and Intangible Assets Impairment

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company performed impairment tests of its goodwill and intangible assets. As a result of the impairment tests, the Company recognized a $7.2M impairment loss related to goodwill and certain intangible assets, which is the amount by which the carrying value exceeded the estimated fair value of the reporting unit these assets were allocated to.

We identified the estimation of goodwill and intangible assets impairment as a critical audit matter. Evaluating the Company’s assessment of the fair value of goodwill and intangible assets required complex auditor judgement. Specifically, the key assumptions in the assessment are future operating results, including forecasted sales, gross profit margins, operating expenses, growth rates, and discount rates used to measure the reporting unit’s fair values.

Audit Response

We responded to this matter by performing procedures over the impairment of goodwill and intangible assets. Our audit work in relation to this included, but was not restricted to, the following:

•	We unitized our internal valuation team to evaluate the integrity of the impairment model used for mechanical and arithmetical accuracy and test the fair values using management’s cash flow estimates and discount rates and comparing the results to the fair value amounts used by the Company.

•	With respect to projected cash flows from operations, we compared management’s assumptions with historical results.

•	We assessed the discount rates applied, including comparison of underlying components in management’s calculations to external benchmarks and publicly available data for comparable entities, as applicable.

•	We assessed the appropriateness and completeness of related disclosures in the consolidated financial statements.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company auditors since 2015.

Toronto, Canada

June 24, 2021

Bionik Laboratories Corp.
Consolidated Balance Sheets
(Amounts expressed in US Dollars)

	March 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$608,348	$2,269,747
Accounts receivable, net of allowance of $0 and $167,500 in 2021 and 2020, respectively	451,905	846,964
Prepaid expenses and other receivables	1,680,557	1,632,555
Inventories	692,163	1,059,462
Due from related parties	--	17,840
Total current assets	3,432,973	5,826,568
Equipment	93,577	154,144
Technology and other assets	976,551	1,449,924
Goodwill	4,282,984	11,085,984
Total assets	$8,786,085	$18,516,620

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$454,809	$857,093
Accrued liabilities	760,026	1,647,656
Demand loans, current portion	2,152,334	2,078,833
PPP loan	459,912	-
Deferred revenue, current portion	268,083	200,437
Total current liabilities	4,095,164	4,784,019
Deferred revenue, net of current portion	303,917	415,626
Demand loans, net of current portion	1,105,974	-
Total liabilities	5,505,055	5,199,645

Commitments and contingencies (Note 13)

Stockholders' Equity
Preferred stock, par value $0.001; Authorized 5,000,000; (March 31, 2020 – 10,000,000), Issued none
Special voting preferred stock, $0.001 par value; Authorized; Issued - 1	-	-
Common stock, par value $0.001; Authorized - 13,000,000; (March 31, 2020 – 500,000,000) Issued 5,589,375 and 112,440 Exchangeable Shares (March 31, 2020 – 5,009,151 and 117,683 Exchangeable Shares)	5,702	5,126
Additional paid-in capital	88,227,506	84,643,570
Accumulated deficit	(84,994,327)	(71,373,870)
Accumulated other comprehensive income	42,149	42,149
Total stockholders' equity	3,281,030	13,316,975
Total Liabilities and Stockholders' Equity	$8,786,085	$18,516,620

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.
Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2021 and 2020
(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2021	2020
Revenues, net	$1,193,430	$2,153,354
Cost of revenues	269,632	893,374
Gross profit	923,798	1,259,980

Operating expenses
Sales and marketing	1,017,653	2,172,972
Research and development	1,491,747	3,889,461
General and administrative	3,750,457	4,580,046
Impairment of goodwill & intangible assets	7,182,053	13,922,831
Share-based compensation expense	819,213	1,781,612
Total operating expenses	14,261,123	26,346,922

Loss from operations	(13,337,325)	(25,086,942)
Interest expense, net	405,279	181,914
Other (income) expense, net	(122,147)	(252,359)
Total other expense (income)	283,132	(70,445)
Net loss and comprehensive loss	$(13,620,457)	$(25,016,497)

Loss per share - basic and diluted	$(2.66)	$(5.61)

Weighted average number of shares outstanding – basic and diluted	5,128,421	4,455,755

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2021 and March 31, 2020

(Amounts expressed in U.S. Dollars)

							Accumulated
	Special Voting		Common Shares		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholder’s
	Shares	Total	Amount	Shares	Capital	Deficit	Income	Equity
		$		$	$	$	$	$
Balance, March 31, 2019	1	-	3,858,637	3,858	73,719,299	(46,357,373)	42,149	27,407,933
Share compensation expense	-	-	-	-	1,781,612	-	-	1,781,612
Conversion of promissory notes	-	-	1,268,191	1,268	9,142,659	-	-	9,143,927
Net loss	-	-	-	-	-	(25,016,497)	-	(25,016,497)
Adjustment due to 1:50 share consolidation round-up	-	-	6	-	-	-	-	-
Balance, March 31, 2020	1	-	5,126,834	5,126	84,643,570	(71,373,870)	42,149	13,316,975
Share compensation expense (Note 11)	-	-	-	-	819,213	-	-	819,213
Conversion of promissory notes	-	-	181,463	182	1,723,713	-	-	1,723,895
Shares issued in lieu of liabilities	-	-	397,685	398	1,041,006	-	-	1,041,404
Cancellation of shares by shareholders	-	-	(4,167)	(4)	4	-	-
Net loss	-	-	-	-	-	(13,620,457)	-	(13,620,457)
Balance March 31, 2021	1	-	5,701,815	5,702	88,227,506	(84,994,327)	42,149	3,281,030

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.
Consolidated Statements of Cash Flows
For the years ended March 31, 2021 and 2020
(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2021	2020
Operating activities:
Net loss	$(13,620,457)	$(25,016,497)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	189,730	380,646
Interest expense	406,384	176,593
Allowance for doubtful accounts	-	167,500
Impairment of goodwill & intangible assets	7,182,053	13,922,831
Write-off of demonstration equipment	-	94,641
Share-based compensation expense	819,213	1,781,612
Changes in non-cash working capital items
Accounts receivable	395,059	508,729
Prepaid expenses and other current assets	(48,002)	(277,523)
Due from related parties	17,840	745
Inventories	332,456	(653,780)
Accounts payable	(407,875)	(291,759)
Accrued liabilities	153,776	(5,577)
Deferred revenue	(44,063)	148,285
Net cash used in operating activities	(4,623,886)	(9,063,554)
Investing activities
Purchases of equipment	--	(159,645)
Net cash used in investing activities	--	(159,645)
Financing activities
Proceeds from convertible loans	1,502,575	11,070,000
Proceeds from PPP loan	459,912	-
Proceeds from demand loans	1,000,000	-
Proceeds from short-term loan	-	500,000
Repayment of short-term loan	-	(523,833)
Net cash provided by financing activities	2,962,487	11,046,167
Net (decrease) increase in cash and cash equivalents	(1,661,399)	1,822,968
Cash and cash equivalents, beginning of the period	2,269,747	446,779
Cash and cash equivalents, end of the period	$608,348	$2,269,747

Supplemental noncash investing & financing activities:
Conversion of certain liabilities into equity	$1,041,404	$-
Transfer of demonstration equipment from inventory to fixed assets	$34,843	$-
Conversion of promissory notes into common stock	$1,723,894	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2021 and 2020

(Amounts expressed in U.S. Dollars)

1. Nature of the Business

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

2. Summary of Significant Account Policies and Basis of Presentation

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Bionik Inc., Bionik Laboratories Inc., and Bionik Acquisition Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

 Reclassifications

For comparability purposes, certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation within the consolidated statements of operations and comprehensive loss, consolidated statement of cash flows and consolidated balance sheets.

Going Concern

At March 31, 2021, cash and cash equivalents were $0.6 million. At March 31, 2021, the Company had a working capital deficit of $0.7 million and at March 31, 2020, the Company had working capital of $1.0 million. At March 31, 2021 and 2020, the Company has accumulated deficits of $85.0 million and $71.4 million. The Company has incurred a net loss and comprehensive loss for the year ended March 31, 2021 and 2020 of $13.6 million and $25.0 million, respectively.

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

The Company will require additional financing to fund its operations and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations. The Company is continuing its efforts to raise additional funds to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Risks and Uncertainties

The Company has considered the impact of the novel coronavirus (COVID-19) on its consolidated financial statements. Management believes that the major negative impact of COVID-19 pandemic is behind the Company, however, management can not say for certain that it will not have any future adverse effects.  These impacts could include but may not be limited to risks and uncertainty related to ability of its sales and marketing personnel and distributors to access our customer base and reduced demand. Consequently, these may negatively impact the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of material goodwill, intangible and long-lived assets impairments and increased reserves for uncollectible accounts.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by supplying products to customers with pre-approved capital expenditure budgets or rental credit, and by actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $0.2 million was appropriate as of March 31, 2020. There was no allowance for doubtful accounts required as of March 31, 2021.

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

Included in property and equipment are certain of the Company’s product that are used for demonstration purposes. Maintenance and repairs are charged to expense as incurred. Bionik continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Bionik evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, Bionik believes that, as of each of the balance sheet dates presented, none of Bionik’s long-lived assets were impaired as of March 31, 2021 and $0.1 million was impaired as of March 31, 2020.

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

Approximately 97% of the Company’s assets are US-based and all sales for the years ended March 31, 2021 and 2020 were made by the Company’s US subsidiary, Bionik, Inc. In addition, all of the Company’s technology and other assets and goodwill are connected to the acquisition by the Company in April 2016 of Bionik, Inc.

Bionik views its operations and manages its business as one segment, rehabilitation products and services.

Intangible Assets

Bionik capitalizes and includes in intangible assets the costs of patents, customer relationships and trademarks acquired in a business combination or asset acquisition. Intangible assets are recorded at fair value and stated net of accumulated amortization and impairments. Bionik amortizes its intangible assets that have finite lives using the straight-line method, based on the useful life of the asset over which it is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from one to 10 years. Bionik evaluates the realizability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, Bionik estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of estimated future cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, Bionik uses an income approach pursuant to ASC 820, Fair Value Measurements. If the estimate of an intangible asset’s remaining useful life is changed, Bionik will amortize the remaining carrying value of the intangible asset prospectively over the revised useful life.

For the year ended March 31, 2021, the Company impaired its intangible assets by $0.4 million to bring the value of the intangible assets down to its assumed fair value. For the year ended March 31, 2020, the Company impaired its intangible assets by $2.7 million due to the carrying value being greater than its fair value at that time. The cumulative impairment charge on the intangibles is $3.1 million as of March 31, 2021.

 Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Bionik does not amortize its goodwill, but instead tests for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying value of the asset. Bionik’s annual test for impairment occurs in the fourth quarter.

The Company follows ASC 350 Intangibles—Goodwill and Other, which provides guidance for how an entity evaluates its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If further testing is required, the test for impairment continues with the two-step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value is compared to the implied fair value (Step 2). To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.

Following the decline of Company sales associated with the global pandemic and during the third quarter of the year ended March 31, 2021, management determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, as of December 31, 2020, the Company evaluated the ongoing value of the goodwill. Based on this evaluation, the Company determined that the goodwill with the carrying value of $11.1 million was impaired and recorded an impairment charge of $6.8 million to the estimated value of $4.3 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

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

Based on the steps Bionik took during the third quarter of the year ended March 31, 2021 and as a result of the annual test assessment that Bionik performs, the Company determined that goodwill is not impaired further as of March 31, 2021.

Revenue Recognition and Deferred Revenue

Bionik generates revenues primarily from the sales of its rehabilitation robots as well as its InMotion Connect hardware, which Bionik refers to collectively as its product sales. Bionik also generates revenues from sales of services and extended warranties as well as software subscription sales. Bionik does not offer a right of cancellation, termination, refund or return.

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

Product revenue is generally evidenced by either a contract with a customer or a valid purchase order which includes all relevant terms of sale and shipment of product or service provided has been incurred. Product revenue is recognized when the customer obtains control of Bionik’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.

Service revenue is generally recognized over time as the services are rendered to the customer based on the extent of progress towards completion of the performance obligation. The Company recognizes service revenues over the term of the service contract. Services are expected to be transferred to the customer throughout the term of the contract and we believe recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

Revenue generated from the Company’s extended warranty sales are deferred and recognized ratably as revenue over the extended warranty period.

In the year ended March 31, 2021, Bionik started selling its Pulse subscriptions with the purchase of our InMotion Connect devices. Customers are billed in advance of the start of their annual subscription and revenues are recognized ratably over each annual subscription period.

Warranty Reserve

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $46,000 at March 31, 2021 and $0.2 million at March 31, 2020.

Research and Development

Research and development costs consist of salaries and other personnel-related expenses, for employees primarily engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of Bionik’s products and from time to time expenses associated with collaborative research agreements that the Company may enter into. These costs are expensed as incurred.

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

Share-based compensation

Bionik follows the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized in the statements of operations based on their fair values at the date of grant. The fair value of performance-based stock units (“PSUs”) is determined based on the fair market value of Bionik’s common stock on the vest dates. Bionik expenses the fair value of share-based payments over the service period. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Bionik reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the share-based payments that are vesting. Bionik recorded stock-based compensation expense of $0.8 million and $1.7 million for the years ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the total unrecognized compensation cost related to outstanding stock options and PSUs expected to vest was $0.5 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

Bionik granted 76,902 stock options during the year ended March 31, 2021. Bionik granted 563,028 stock options during the year ended March 31, 2020. Bionik uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of the options granted during the years ended March 31, 2021 and 2020 was $1.05 and $3.05, respectively. During the year ended March 31, 2020, 96,466 PSUs were granted with a weighted-average grant date fair value of $3.15. There were no PSUs granted during the year ended March 31, 2021. All grants awarded during the periods presented used the following assumptions:

	Year Months Ended March 31,
	2021	2020
Risk free interest rate	0.62%	1.59%
Expected term	7 years	7 years
Dividend yield	—	—
Expected volatility	114%	114%
Forfeiture rate	0%	0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Bionik’s estimated expected stock price volatility is based on past grants that have been made. Bionik’s expected term of options granted during the year ended March 31, 2021 and 2020 was derived from looking at the Company’s exercise history of its awards granted. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

Bionik granted PSUs in July 2019 to executive-level employees that vest annually over a three-year period based on the achievement of performance goals (determined by the compensation committee of the board of directors in its sole discretion) and continued performance of services. The PSUs vest annually on September 1 if various performance metrics are met. The final vesting tranche will vest on September 1, 2022. Bionik recognizes compensation expense for performance goals when the probability of achieving such goals is considered probable and is recognizing related compensation expense over the period from the date of grant through the expected vest dates. Each recipient of the PSUs is eligible to receive between zero and 100% of the target number of shares of Bionik’s common stock at the end of the one, two and three-year periods, provided that the performance goals have been achieved and the recipient has continued performing services for Bionik. Fair value of the PSUs is determined based on the fair market value of Bionik’s common stock at each reporting period until each performance goal is achieved. Bionik reevaluates at each reporting period whether the performance goals are probable of achievement and, if at any point in time, Bionik believes that achieving a performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized compensation expense prospectively.

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

Net Loss Per Share

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

 In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company does not anticipate the new guidance will have a material impact on the consolidated balance sheet and consolidated statement of operations and comprehensive loss.

    3.      Goodwill and Intangible Assets

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

Following the decline of Company sales associated with the global pandemic, management determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, during the third quarter of the year ended March 31, 2021, the Company evaluated the ongoing value of the goodwill and other intangible assets. Based on this evaluation, the Company determined that certain intangible assets were no longer recoverable and were in fact impaired and recorded an impairment charge of $0.4 million in the year ended March 31, 2021. Further, the Company determined that the goodwill with the carrying value of $11.1 million was impaired and recorded an impairment charge of $6.8 million to the estimated value of $4.3 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

As noted in the Company’s significant accounting policies, the Company has one reporting unit and its carrying value was compared to its estimated fair value. At March 31, 2021, the Company estimated its fair value using an income approach. The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 27%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

Changes to goodwill during the year months ended March 31, 2020 were as follows:

Total
Balance—March 31, 2019	$22,308,275
Impairment of goodwill in period	(11,222,291)
Balance—March 31, 2020	11,085,984
Impairment of goodwill in period	(6,803,000)
Balance—March 31, 2021	$4,282,984

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

Intangible assets consist of the following at March 31, 2021 and March 31, 2020:

	Patents & Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year	Total
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	--	--	(3,079,593)
Accumulated amortization	(613,092)	--	(574,382)	(61,366)	(275,720)	(1,524,560)
Balance—March 31, 2021	$376,551	$600,000	$--	$--	$--	$976,551

	Patents & Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year	Total
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(307,388)	(1,605,907)	(787,245)	--	--	(2,700,540)
Accumulated amortization	(528,681)	--	(564,473)	(61,366)	(275,720)	(1,430,240)
Balance—March 31, 2020	$469,962	$900,000	$79,962	$--	$--	$1,449,924

Amortization expense for the year ended March 31, 2021 and 2020 was $0.1 million and $0.3 million, respectively. Amortization expense is classified as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. For the year ended March 31, 2021 and 2020, the Company impaired its intangible assets by $0.4 million and $2.7 million, respectively, to bring the value of the intangible assets down to its assumed fair value.

4. Balance Sheet Accounts

Prepaid Expenses

	March 31,	March 31,
	2021	2020
Prepaid inventory	$1,466,466	$1,450,024
Prepaid insurance	52,573	57,226
Other prepaid expenses	161,518	125,305
	$1,680,557	$1,632,555

Equipment

Equipment consisted of the following at March 31, 2021 and March 31, 2020:

	March 31, 2021			March 31, 2020
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$303,337	$303,337	$--	$303,337	$264,520	$38,817
Furniture and fixtures	36,795	36,795	--	36,795	30,953	5,842
Demonstration equipment	170,386	76,809	93,577	135,543	37,662	97,881
Manufacturing equipment	88,742	88,742	--	88,742	86,688	2,054
Tools and parts	11,422	11,422	--	11,422	7,627	3,795
Assets under capital lease	68,453	68,453	--	68,453	62,698	5,755
	$679,135	$585,558	$93,577	$644,292	$490,148	$154,144

Depreciation expense for the year ended March 31, 2021 and 2020 was $0.1 million for both periods.

Accrued Expenses

Accrued expenses consist of the following at March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Accrued personnel costs	$371,886	$591,380
Accrued director fees	50,672	325,129
Accrued commissions	51,080	30,523
Accrued professional fees	127,211	253,831
Accrued warranty costs	45,936	162,449
Accrued other	113,241	284,344
	$760,026	$1,647,656

Accrued warranty costs are included in accrued liabilities on the consolidated balance sheets and amounted to $46,000 at March 31, 2021 and $162,000 at March 31, 2020. The significant decrease in the accrued warranty costs relates to a reduction in the number of units sold due to the COVID-19 pandemic.

5. Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners.

	March 31,	March 31,
	2021	2020
	$	$
Finished Goods	692,163	1,059,462
	692,163	1,059,462

6. Notes Payable & PPP Loan

Convertible Loans Payable

During the year ended March 31, 2020, the Company received loans from new and existing investors totaling $9.0 million pursuant to an up to $9.0 million convertible note offering. This included the conversion and satisfaction of an existing $0.5 million term loan at June 30, 2019. The convertible notes bore interest at a fixed rate of 1% per month until September 30, 2019 and $6.1 million of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $6.80 per share and $2.9 million of these convertible notes were converted into common shares of the Company on September 30, 2019 at a conversion price of $8.27. The terms of the two tranches were identical outside of the conversion price.

The interest accrued on these convertible loans for the year ended March 31, 2020 was $0.1 million and the accrued interest was converted into shares at the respective conversion prices.

March 31, 2019	$-
Convertible loans issued	9,000,000
Interest	143,927
Convertible loans and interest converted in 1,268,191 shares	(9,143,927)
March 31, 2020	$-

In a separate convertible note offering and during the year ended March 31, 2021, the Company received $1.5 million, in addition to $0.1 million previously loaned to the Company, pursuant to a $7.0 million convertible note offering (the “Convertible Note Offering”). The convertible notes issued in the Convertible Note Offering (the “Convertible Notes”) bear interest at a fixed rate at 1% per month. The Convertible Notes were converted into common stock of the Company at March 31, 2021 in conjunction with the terms of the Convertible Note Offering.

In the event the Company raises capital through the sale of common stock for cash during the period ending on the three year anniversary of the issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) minus 20% is less than the original Conversion Price, then in such event the Company shall issue to all Convertible Noteholders at, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled to a 20% discount to the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

Interest expense associated with these Convertible Notes for the year ended March 31, 2021, was $0.2 million.

March 31, 2020	$70,000
Convertible loans issued	1,502,575
Interest	151,320
Convertible loans and interest converted in 181,463 shares	(1,723,895)
March 31, 2021	$-

Shareholder Loans

On March 23, 2020, the Company received a $2.0 million loan from an existing shareholder. The promissory note evidencing the loan bears interest at a fixed rate of 1% per month and has a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of $5.0 million from a “Subsequent Financing.” The accrued interest shall be payable in cash commencing on June 30, 2021 for the previous quarter. Half of the interest accrued during the first three payment dates (3-month, 6-month and 9-month anniversaries of the issue date), was rolled into Term Loan and Security Agreement as mentioned above. The remaining half of the interest accrued will be paid upon the maturity date. The loan is repayable or convertible to common shares at the loan holder’s option on March 31, 2022 at a price per share equal to the price per share of the Company’s then most recent capital raise or debt conversion, or any other valuation as agreed in writing between the loan holder and the Company.

On February 24, 2021, and in addition to the shareholder loan above, the Company entered into a term loan and security agreement dated February 12, 2021 where Bionik may borrow up to $3.0 million from lenders from time to time. Pursuant to the terms of the agreement, the loan bears interest at a fixed rate of 1% per month. The principal amount and interest on the loan will be due and payable on the earlier of (i) February 12, 2023 and (ii) the date of receipt by the Company of a minimum of $3.0 million in equity. As of March 31, 2021, the Company has taken out $1.0 million against this term loan.

Interest expense associated with these loans for the year ended March 31, 2021 was $0.3 million. Interest payable associated with these loans at March 31, 2021 was $0.3 million.

Paycheck Protection Program Loan

In May 2020, the Company signed a promissory note for $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company has applied for forgiveness and as such forgiveness was granted in May 2021. As such this loan will be extinguished during the subsequent period.

7. Related Party Transactions

At March 31, 2020 there was an outstanding loan to the Chief Technology Officer (“CTO”) of the Company of $18,000. The loan has an interest rate of 2% based on the Canada Revenue Agency’s prescribed rate for such advances and is denominated in Canadian dollars. During the years ended March 31, 2021 and 2020, the Company recorded interest income of $900 and $500, respectively. During the year ended March 31, 2021, the balance to this loan was forgiven and as such there is no balance at March 31, 2021.

8. Stockholders’ Equity

 Common Stock Authorized

	March 31, 2021		March 31, 2020
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	117,683	$118	196,799	$197
Converted into common shares	(5,243)	(5)	(79,116)	(79)
Balance at end of period	112,440	113	117,683	118
Common Shares
Balance at beginning of the period	5,009,151	5,008	3,661,838	3,661
Shares issued to exchangeable shareholders	5,243	5	79,116	79
Shares issued on conversion of loans	181,463	182	1,268,191	1,268
Shares issued in lieu of liabilities	397,685	398	-	-
Cancellation of shares by shareholders	(4,167)	(4)	-	-
Share consolidation rounding adjustment	-	-	6	-
Balance at end of the period	5,589,375	5,589	5,009,151	5,008
Total Shares	5,701,815	$5,702	5,126,834	$5,126

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

With the Convertible Notes, as discussed in Note 6, and pursuant with the terms of the notes, the principal and interest of $1.7 million converted into 181,463 shares of our common stock which were issued to the noteholders. The Company also issued shares in lieu of certain liabilities that it owed of which 262,125 shares of Bionik’s common stock were issued in lieu of paying $0.7 million in director fees to its board of directors and 135,560 shares of common stock were issued for consideration consisting of the forgiveness and satisfaction of an aggregate of $0.3 million of deferred salary and bonus liabilities to two of its executives.

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

Preferred Stock

Bionik has authorized 5,000,000 shares of $0.001 par value preferred stock at March 31, 2021 and 10,000,000 shares of $0.001 par value preferred stock at March 31, 2020. The Company’s board of directors has full authority to issue this stock and to fix the voting powers, preference rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

9. Share-Based Compensation

 In 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by Bionik’s stockholders in 2014. The 2014 Plan provides for the grant of incentive stock options (“ISOs”), as well as nonstatutory options, RSUs and PSUs. The board of directors administers the 2014 Plan and has sole discretion to grant options to purchase shares of Bionik’s common stock, RSUs and PSUs.

The board of directors determines the term of each option, RSU and PSU, option price, number of shares for which each option, RSU and PSU is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. At March 31, 2021 the number of shares of common stock reserved for issuance under the 2014 Plan is 769,025 shares, or 15% of its issued and outstanding shares at January 1, 2021. Options granted under the 2014 Plan have varying vesting schedules based on the board of directors discretion. As of March 31, 2021, there were 437,475 shares available for future grant under the 2014 Plan.

Stock Options

Stock option activity under the 2014 Plan is as follows:

	Number of Options	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Vested	295,548	$3.16 – 183.00	$19.75
Unvested	522,631	3.16 - 105.00	5.47
Outstanding, March 31, 2020	818,179	$3.16 – 183.00	$10.63	6.28 years
Issued	76,902	1.21	1.21
Forfeited	(76,939)	3.16 - 150.00	21.99
Outstanding, March 31, 2021	818,142	$1.21 - 183.00	$8.47	5.50 years
Vested	669,611	3.16 – 183.00	9.00	5.34 years
Unvested	148,531	1.21 – 24.15	6.11	6.22 years
Vested or expected to vest, March 31, 2021	818,142	1.21 – 183.00	8.47	5.50 years
Exercisable, March 31, 2021	669,611	$3.16 – 183.00	$9.00	5.34 years

10. Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

	Number of	Weighted Average Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2019	288,517	40.27
Expired	(163,483)	(38.91)
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable March 31, 2021	122,367	19.69

During the year ended March 31, 2021 and 2020, 2,667 and 163,483 warrants, respectively, expired in accordance with their terms.

The following is a summary of common share purchase warrants outstanding as of March 31, 2021.

Exercise Price ($)	Number of Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	122,367

The weighted-average remaining contractual term of the outstanding warrants was 1.32 years.

11. Income Taxes

The income tax rate at March 31, 2021 and 2020, was 28.71% and 24.39%, respectively to the effective tax rate is as follows:

	2021	2020
Net loss before recovery of income taxes	$(13,620,457)	$(25,016,497)
Expected income tax (recovery) expense	$(3,895,404)	$(6,101,891)
Tax rate changes and other adjustments	(1,271,063)	32,616
Share based compensation	235,167	434,561
Other non-deductible expenses	(90,775)	50,131
Goodwill impairment	1,952,900	2,737,281
Change in valuation allowance	3,069,175	2,847,302
Income tax (recovery) expense	$-	$-

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	2021	2020
Equipment	$60,099	$21,906
Non-capital losses - Canada	3,379,719	3,246,120
Net operating losses - US	9,675,696	7,266,374
SR&ED pool	1,255,427	1,038,983
Other	1,367,705	1,134,863
Valuation Allowance	(15,418,478)	(12,349,308)
	320,168	358,938
Intangibles and other	(320,168)	(358,938)
Net deferred tax asset	$-	$-

The Company has non-capital losses in its Canadian subsidiary of $12.8 million which will expire between 2030 and 2041.

The company has net operating losses in the U.S. of $33.7 million, of which $18.6 million will start to expire in 2028, and the remaining losses can be carried forward indefinitely.

Certain tax attributes are subject to an annual limitation as a result of the acquisition of the US subsidiary, which constitutes a change of ownership as defined under IRC Section 382.

The following describes the open tax years, by major tax jurisdiction, as of March 31, 2021:

United States – Federal 2017 – present

United States – State 2017 – present

Canada – Federal 2016 – present

Canada – Provincial 2016 – present

12. Risk Management

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

Customer A represented 50% of Bionik’s revenues for the years ended March 31, 2021. Customer B represented 39% of the Company’s revenues for the year ended March 31, 2020. Of the Company’s accounts receivables at March 31, 2021, customer A represented 65% of its balance. Of the Company’s accounts receivables at March 31, 2020, customer B represented 100% of its balance.

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

Commitments

In February 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $0.2 million based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of March 31, 2021 these shares have not yet been issued.

In May 2020, the Company gave notice to its JV Partner, Ginger Capital Investment Holding, Ltd. that it was terminating the licensing and distribution agreements in accordance with its terms. The China JV was originally established for purposes of strengthening the economic cooperation and technical exchange between the parties and adopting advanced technology and scientific management methods through the distribution and promotion of the Company’s products in the People’s Republic of China, Hong Kong and Macau.

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

14. Subsequent Events

On April 30, 2021 and June 18, 2021, the Company borrowed an additional $0.4 million and $0.2 million, respectively, from new and existing investors under the term loan and security agreement. Refer to Note 6 for further information on terms under this agreement.

On May 23, 2021, the Company received notification from the Small Business Administration that the Paycheck Protection Program (“PPP”) loan that the Company had received in May 2020, had been forgiven in full and therefore no payment of any principal or interest will need to be paid back.