Form 10-Q
period 2021-06-30
Bionik Laboratories Corp.
filed 2021-08-12
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2021

Or

☐     Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2021 was 5,770,920 shares.

BIONIK LABORATORIES CORP.

Part I—Financial Information

Item 1. Interim Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Balance Sheets

	(unaudited)	March 31,
	June 30, 2021	2021
Assets
Current assets
Cash and cash equivalents	$541,587	$608,348
Accounts receivable	446,105	451,905
Prepaid expenses and other current assets	1,779,934	1,680,557
Inventories	601,312	692,163
Total current assets	3,368,938	3,432,973
Equipment	67,845	93,577
Intangible assets, net	956,919	976,551
Goodwill	4,282,984	4,282,984
Total assets	$8,676,686	$8,786,085

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$520,776	$454,809
Accrued liabilities	778,401	760,026
PPP loan	—	459,912
Demand loans, current portion	2,212,334	2,152,334
Deferred revenue, current portion	232,250	268,083
Total current liabilities	3,743,761	4,095,164
Deferred revenue, net of current portion	318,604	303,917
Demand loans, net of current portion	1,697,457	1,105,974
Total liabilities	5,759,822	5,505,055
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, $0.001 par value; Authorized 5,000,000; Issued-1 Special voting preferred stock, $0.001 par value; Authorized; Issued – 1	—	—
Common stock, $0.001 par value; Authorized – 13,000,000; Issued 5,589,375 and 112,440 Exchangeable Shares at June 30, 2021 and March 31, 2021	5,702	5,702
Additional paid-in capital	88,322,050	88,227,506
Accumulated deficit	(85,445,239)	(84,994,327)
Accumulated other comprehensive income	34,351	42,149
Total stockholders' equity	2,916,864	3,281,030
Total liabilities and stockholders' equity	$8,676,686	$8,786,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,
	2021	2020
Revenues, net	$671,283	$257,908
Cost of revenues	130,506	62,555
Gross Profit	540,777	195,353

Operating expenses
Sales and marketing	329,474	238,895
Research and development	180,967	384,490
General and administrative	832,221	1,530,504
Total operating expenses	1,342,662	2,153,889

Loss from operations	(801,885)	(1,958,536)
Interest expense, net	102,296	74,975
Other (income), net	(453,269)	(26,435)
Total other (income) expense	(350,973)	48,540
Net loss	$(450,912)	$(2,007,076)
Loss per share - basic and diluted	$(0.08)	$(0.39)
Weighted average number of shares outstanding – basic and diluted	5,701,815	5,126,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,
	2021	2020
Net loss	$(450,912)	$(2,007,076)

Other comprehensive loss components:
Cumulative translation adjustment	(7,798)	—

Total other comprehensive loss	(7,798)	—

Comprehensive loss	$(458,710)	$(2,007,076)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended June 30, 2021 and 2020

(unaudited)

	Three months ended	Three months ended
	June 30, 2021	June 30, 2020
Operating activities:
Net loss	$(450,912)	$(2,007,076)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	29,116	41,616
Interest expense	102,296	74,975
Share based compensation expense	94,544	407,315
Extinguishment of debt	(459,912)	—
Changes in non-cash working capital items
Accounts receivable	5,800	(128,308)
Prepaid expenses and other current assets	(99,252)	(90,798)
Net book value of demonstration inventory sold	16,248	—
Due from related parties	—	(817)
Inventories	90,851	114,472
Accounts payable	66,518	(413,219)
Accrued liabilities	7,766	406,425
Deferred revenue	(21,146)	(33,782)
Net cash used in operating activities	(618,083)	(1,629,197)
Investing activities:
Purchases of equipment	—	—
Net cash used in investing activities	—	—
Financing activities:
Proceeds from convertible loans	—	1,302,575
Proceeds from PPP loan	—	459,912
Proceeds from term loan	550,000	—
Net cash provided by financing activities	550,000	1,762,487
Effect of exchange rate changes on cash and cash equivalents	1,322	—
Net (decrease) increase in cash and cash equivalents	(66,761)	133,290
Cash and cash equivalents, beginning of the period	608,348	2,269,747
Cash and cash equivalents, end of the period	$541,587	$2,403,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Bionik Laboratories Corp. (“Bionik” or the “Company”) for the fiscal year ended March 31, 2021 filed with the SEC on June 24, 2021. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021, and its results of operations for the three months ended June 30, 2021 and 2020, and cash flows for the three months ended June 30, 2021 and 2020. The condensed consolidated balance sheet at March 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results for the year ending March 31, 2022 or any period thereafter.

Reclassifications

For comparability purposes, certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation within the condensed consolidated statements of operations and comprehensive loss.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

Critical Accounting Policies

The following accounting policies have been updated and adopted as of April 1, 2021 which differ from the accounting policies disclosed in Form 10-K for the year ended March 31, 2021, filed with the SEC on June 24, 2021:

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as compared to the double-declining the method the Company had previously used. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the respective lease term. Included in property and equipment are certain robots that are used for demonstration purposes. Maintenance and repairs are charged to expense as incurred. Bionik continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Bionik evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, Bionik believes that, as of each of the balance sheet dates presented, none of Bionik’s long-lived assets were impaired.

The useful lives for property and equipment is as follows:

Useful Life (in years)
Computers and electronics	3
Furniture and fixtures	5
Demonstration equipment	3
Manufacturing equipment	5
Tools and parts	3
Assets under capital lease	Life of lease

Foreign Currency Translation

A portion of Bionik’s operations is conducted through operations in countries other than the United States. Since the Company conduct its business in U.S. dollars, the main exposure, if any, results from changes in the exchange rate between the Canadian dollar and the U.S. dollar. Bionik’s functional currency is the U.S. dollar. The Company’s policy is to reduce exposure to exchange rate fluctuations by having most of Bionik’s assets and liabilities, as well as most of Bionik’s revenues and expenditures, in U.S. dollars, or U.S. dollar linked. The Company has not historically engaged in hedging activities relating to its non-U.S. dollar operations. The Company may incur negative foreign currency conversion charges as a result of changes in currency exchange rates.

The remainder of Bionik’s critical accounting policies and the related judgments and estimates affecting the preparation of its condensed consolidated financial statements are included in our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no other material changes to the Company’s critical accounting policies as of June 30, 2021.

Going Concern

At June 30, 2021, cash and cash equivalents were $0.5 million. At June 30, 2021, the Company had a working capital deficit of $0.4 million and at March 31, 2021, the Company had a working capital deficit of $0.7 million. At June 30, 2021 and March 31, 2021, the Company has accumulated deficits of $85.4 million and $85.0 million, respectively. The Company has incurred a net loss and comprehensive loss for the three months ended June 30, 2021 and 2020 of $0.5 million and $2.0 million, respectively.

On July 15, 2021, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million. Pursuant to the terms of the offering, the Company is offering for sale up to $10.0 million in convertible notes to accredited investors and non-U.S. persons. As a result, the Company issued an aggregate of $8.3 million in principal of convertible notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

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

The Company will require additional financing to fund its operations and it is currently working on securing additional funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations. The Company expects to raise additional funds to meet the Company’s anticipated cash requirements for the next 12 months; however, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Refer to Note 11--Subsequent Events for more information.

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

Changes to goodwill during the three months ended June 30, 2021 were as follows:

Total
Balance—March 31, 2021	$4,282,984
Adjustments to goodwill	—
Balance— June 30, 2021	$4,282,984

Intangible assets consist of the following at June 30, 2021 and March 31, 2021:

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	—	—	(3,079,593)
Accumulated amortization	(632,724)	—	(574,382)	(61,366)	(275,720)	(1,544,192)
Balance—June 30, 2021	$356,919	$600,000	$—	$—	$—	$956,919

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	—	—	(3,079,593)
Accumulated amortization	(613,092)	—	(574,382)	(61,366)	(275,720)	(1,524,560)
Balance—March 31, 2021	$376,551	$600,000	$—	$—	$—	$976,551

Amortization expense for the three months ended June 30, 2021 and 2020 was $20,000 and $24,000, respectively. Amortization expense is classified as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.    Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

	June 30,	March 31,
	2021	2021
Prepaid inventory	$1,495,968	$1,501,542
Prepaid insurance	178,612	52,573
Other prepaid expenses	105,354	126,442
	$1,779,934	$1,680,557

Equipment

Equipment consisted of the following at June 30, 2021 and March 31, 2021:

	June 30, 2021			March 31, 2021
	Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$303,337	$303,337	$—	$303,337	$303,337	$—
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	123,301	55,456	67,845	170,386	76,809	93,557
Manufacturing equipment	88,742	88,742	—	88,742	88,742	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$632,050	$564,205	$67,845	$679,135	$585,558	$93,577

Depreciation expense for the three months ended June 30, 2021 and 2020 was $9,000 and $18,000, respectively.

Accrued Expenses

Accrued expenses consist of the following at June 30, 2021 and March 31, 2021:

	June 30,	March 31,
	2021	2021
Accrued personnel costs	$301,591	$371,886
Accrued director fees	158,172	50,672
Accrued commissions	54,117	51,080
Accrued professional fees	65,000	127,211
Accrued warranty costs	29,187	45,936
Accrued other	170,334	113,241
	$778,401	$760,026

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty costs are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $29,000 at June 30, 2021 and $46,000 at March 31, 2021.

4.    Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners as well as work-in-process for goods that are in the manufacturing process.

	June 30,	March 31,
	2021	2021

Finished goods	601,312	692,163
	$601,312	$692,163

5.    Demand Loans & PPP Loans

Convertible Loans Payable

During the three months ended June 30, 2020, the Company received $1.3 million, In addition to $0.1 million previously loaned to the Company, pursuant to a $7.0 million convertible note offering (the "2020 Convertible Note Offering"). The convertible notes issued in the 2020 Convertible Note Offering (the "2020 Convertible Notes") bear interest at a fixed rate at 1%

per month. The 2020 Convertible Notes were converted into common stock of the Company at March 31, 2021 in accordance with the terms of the 2020 Convertible Note Offering.

In the event the Company raises capital through the sale of common stock for cash during the period ending on the three year anniversary of the issuance date of the 2020 Convertible Notes, and the price per share thereof (the “Offering Price”) minus 20% is less than the original conversion price, then in such event the Company shall issue to all Convertible Noteholders at, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the conversion price equaled to a 20% discount to the Offering Price, less the number of conversion shares actually issued on or as of the maturity date of the 2020 Convertible Notes. Since the Company has adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

Interest expense associated with the 2020 Convertible Notes for the three months ended June 30, 2020, was $16,000

See Note 11—Subsequent Events for information on the consolidation of this indebtedness into the Company’s new convertible promissory note offering.

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

On February 24, 2021, and in addition to the shareholder loan above, the Company entered into a term loan and security agreement dated February 12, 2021 where Bionik may borrow up to $3.0 million from lenders from time to time. Pursuant to the terms of the agreement, the loan bears interest at a fixed rate of 1% per month. The principal amount and interest on the loan will be due and payable on the earlier of (i) February 12, 2023 and (ii) the date of receipt by the Company of a minimum of $3.0 million in equity. During the three months ended June 30, 2021, the Company received term loan proceeds totaling $0.6 million. As of June 30, 2021, the Company has received $1.6 million against this term loan.

Interest expense associated with these loans for the three months ended June 30, 2021 and 2020 was $0.1 million for each such periods. Interest payable associated with these loans at June 30, 2021 and March 31, 2021 was $0.3 million for each such periods.

See Note 11--Subsequent Events, for information on the consolidation of this indebtedness into the Company’s new convertible promissory note offering.

Paycheck Protection Program Loan

In May 2020, the Company signed a promissory note for $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company has applied for forgiveness and as such forgiveness was granted in May 2021. The extinguishment of the PPP loan is recorded in the statement of operations as other income.

6.    Stockholders’ Equity

Common Stock Authorized

	June 30, 2021		March 31, 2021
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	117,683	$118
Converted into common shares	—	—	(5,243)	(5)
Balance at end of period	112,440	113	112,440	113
Common Shares
Balance at beginning of the period	5,589,375	5,589	5,009,151	5,008
Shares issued to exchangeable shareholders	—	—	5,243	5
Shares issued on conversion of loans	—	—	181,463	182
Shares issued in lieu of liabilities			397,685	398
Cancellation of shares by shareholders	—	—	(4,167)	(4)
Balance at end of the period	5,589,375	5,589	5,589,375	5,589
Total Shares	5,701,815	$5,702	5,701,815	$5,702

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

With the 2020 Convertible Notes, as discussed in Note 5 above, and pursuant to the terms of the 2020 Convertible Notes, the principal and interest of $1.7 million converted into 181,463 shares of the Company's common stock which were issued to the noteholders. The Company also issued shares in lieu of certain liabilities that it owed of which 262,125 shares of Bionik's common stock were issued in lieu of paying $0.7 million in director fees to its board of directors and 135,560 shares of common stock were issued for consideration consisting of the forgiveness and satisfaction of an aggregate of $0.3 million of deferred salary and bonus liabilities to two of its executives.

Special Voting Preferred Share

In February 2015, the Company entered into a voting and exchange trust agreement (the “Trust Agreement”). Pursuant to the Trust Agreement, the Company issued one Special Voting Preferred Share to a Trustee, and the parties created a trust for the Trustee to hold the Special Voting Preferred Share for the benefit of the holders of the Exchangeable Shares of a subsidiary of the Company. The Special Voting Preferred Share entitles the Trustee to exercise the number of votes equal to the number of Exchangeable Shares outstanding on a one-for-one basis during the term of the Trust Agreement. The Special Voting Preferred Share is not entitled to receive any dividends or to receive any assets of the Company upon liquidation and is not convertible into shares of common stock of the Company. The voting rights of the Special Voting Preferred Share will terminate pursuant to and in accordance with the Trust Agreement and the Special Voting Preferred Share will be automatically cancelled.

7.    Stock-Based Compensation

Total stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $0.1 million and $0.4 million, respectively.

Bionik did not grant any stock options during the three months ended June 30, 2021 and 2020. Stock options granted to employees or non-employees typically vest over a 1 to 5 year period.

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

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. As it relates to grants previously issued, Bionik’s estimated expected stock price volatility is based on past grants that have been made. Bionik’s expected term of options granted was derived from looking at the Company’s exercise history of its awards granted. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

As of June 30, 2021, the total unrecognized compensation cost related to outstanding stock options and PSUs expected to vest was $0.4 million, which the Company expects to recognize over a weighted-average period of 1.52 years.

8.    Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable, March 31, 2021	122,367	19.69
Expired	—	—
Outstanding and exercisable June 30, 2021	122,367	19.69

The following is a summary of common share purchase warrants outstanding as of June 30, 2021.

Exercise	Number of
Price ($)	Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	122,367

The weighted-average remaining contractual term of the outstanding warrants was 1.07 years.

9.    Commitments and Contingencies

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

Commitments

●	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company's then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of June 30, 2021 these shares have not yet been issued.
●	In May 2020, the Company gave notice to its JV Partner, Ginger Capital Investment Holding, Ltd. that it was terminating the licensing and distribution agreements in accordance with its terms. The China JV was originally established for purposes of strengthening the economic cooperation and technical exchange between the parties and adopting advanced technology and scientific management methods through the distribution and promotion of the Company's products in the People's Republic of China, Hong Kong and Macau.
●	In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc., the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licenser, pursuant to which the Company is obligated to pay the former director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized.

10.  Recent Accounting Pronouncements

Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The amendments in this Update are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company does not anticipate the new guidance will have a material impact on the consolidated balance sheet and consolidated statement of operations and comprehensive loss.

11.  Subsequent Events

On July 15, 2021, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million (the “2021 Offering”). Pursuant to the terms of the 2021 Offering, the Company is offering for sale up to $10.0 million in convertible promissory notes (the “2021 Notes”) to accredited investors and non-U.S. persons. As a result, the Company issued an aggregate of $8.3 million in principal of 2021 Notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

Under the Company’s existing term loan and security agreement as well as the existing shareholder loan as mentioned above, a portion of the outstanding principal and unpaid interest were used as consideration to acquire new 2021 Notes in the 2021 Offering and, as a result and with the option exercises described below, the term loan agreement and the existing shareholder loan were deemed paid in full and terminated. Accordingly, an aggregate of $1.1 million in outstanding principal and accrued unpaid interest under the term loan agreement was used to purchase a like amount of 2021 Notes in the 2021 Offering and an aggregate of $2.2 million in outstanding principal and accrued and unpaid interest under the shareholder loan was used to purchase a like amount of 2021 Notes in the 2021 Offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise outstanding options of the debtholders.

Pursuant to the terms of the 2021 Offering, the Company issued an aggregate of $5.0 million in principal of additional 2021 Notes, which was purchased for cash. The Company intends to use the net cash proceeds from the 2021 Offering for the Company’s working capital requirements. The 2021 Notes bear interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, on the earlier of (the “Maturity Date”): (a) March 31, 2022 and (b) the consummation of the 2021 Offering, provided that the Company raises in one or more tranches aggregate gross proceeds of no less than $10,000,000.

The 2021 Note will be convertible either on the Maturity Date without any action on the part of the Lender into shares of common stock at a conversion price of $9.50 per share (the “Conversion Price”), or upon a change of control transaction prior to the Maturity Date at the election of the holders of a majority of the outstanding principal of the 2021 Notes under the 2021 Offering, be either (i) payable upon demand as of the closing of such change of control transaction or (ii) convertible into shares of the Company’s common stock immediately prior to such change of control transaction at a price per share equal to the lesser of (x) the Conversion Price, or (y) the per share consideration to be received by the holders of the common stock in such change of control transaction.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that involve substantial risks and uncertainties and that reflect assumptions, expectations, projections, intentions, or beliefs about future events that are intended as "forward-looking statements". All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in several places, including, but not limited to in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as "anticipate," "believe," "estimate," "expect," "forecast," "may," "will", "should," "plan," "project" and other words of similar meaning. These forward-looking statements include, among other things, statements about:

●	our ability to identify and penetrate new markets for our products and technology;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;
●	our ability to obtain and maintain regulatory clearances;
●	our sales and marketing capabilities and strategy in the United States and internationally;
●	our ability to retain key management personnel on whom we depend;
●	our expectations with respect to our acquisition activity;
●	our intellectual property portfolio; and
●	our ability to innovate, develop and commercialize new products.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on June 24, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Company Overview

Bionik Laboratories Corp. is a healthcare company focused on improving the quality of life of millions of people with neurological or mobility impairments by combining artificial intelligence and innovative robotics technology and data solutions to help individuals from hospital to home to regain mobility, enhance autonomy, and regain self- esteem.

The Company uses artificial intelligence and machine learning technologies to make rehabilitation methods and processes smarter and more intuitive to deliver greater recovery for patients with neurological or mobility impairments. These technologies allow large amounts of data to be collected and processed in real-time, enabling appropriately challenging and individualized therapy during every treatment session. This is the foundation of the InMotion® therapy. The Company's rehabilitation therapy robots are built on an artificial intelligence platform, measuring the position, the speed, and the acceleration of the patients' arm 200 times per second. The artificial intelligence platform is designed to adapt in real time to the patient's needs and progress while providing quantifiable feedback of a patient's progress and performance, in a way that the Company believes a trained clinician cannot.

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

Currently, we receive revenues from the sale of our InMotion robots to our customers both in the U.S. and internationally. We also record revenues associated with our extended warranties that customers will purchase with the sale of our InMotion robots as well as from the sale of the InMotion Connect hardware and the subscription fees associated with the utilization of the InMotion Connect solution.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

Our strategic business focus is on the following key areas:

●	Continuing to expand our distribution channels in the United States and internationally;
●	Continue to enhance our InMotion Connect software with solutions that serve clinical rehabilitation providers; and
●	Continue to drive efficiencies with our outsourced manufacturing partner to support the expected increase in product demand and introduction of new products.

We believe our business provides a platform for growth. We continue to make investments in our enhancements of our existing products and the future development of new products.

We currently hold an intellectual property portfolio that includes 5 U.S. patents and 1 U.S. patent pending, 5 of which are pending internationally, as well as other patents under development. We may file provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Two provisional patents have recently been converted into full patents, pertaining to Bionik's InMotion HomeTM, and InMotion ConnectTM platform, each of which has been filed as a full patent prior to the 12-month provisional deadline. The provisional patents may not be filed as full patents and new provisional patents may be filed as the technology changes. Additionally, we hold exclusive licenses to three additional patents.

Business Developments

In December 2018, we entered into a Sale of Goods Agreement (the "Agreement") with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us our InMotion® ARM Interactive Therapy Systems - a minimum of one for each of Kindred's existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion® ARM Interactive Therapy System for each future inpatient rehabilitation facilities of Kindred, during the four-year minimum term of the Agreement.

In June 2020, we launched our InMotion Connect platform, which consists of a hardware device connected to the InMotion Robot as well as a subscription to InMotion Connect Pulse. This platform provides anonymized data allowing us to focus activity to increase adoption and utilization of InMotion robotic technologies across healthcare systems.

During 2021, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion® therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. This is the first step to a machine learning platform being developed as funds allow.

On July 15, 2021, we commenced a refinancing of our existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million. Pursuant to the terms of the offering, we were offering for sale up to $10.0 million in convertible notes to accredited investors and non-U.S. persons. As a result, we issued an aggregate of $8.3 million in principal of convertible notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

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

Effective April 1, 2020, we furloughed nine employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government's programs described below U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Senior managements salaries were restored in December 2020 until March 2021, when certain senior management salaries were reduced between 30%-50% for 3 months.

On May 6, 2020, our U.S. subsidiary received funding in the original principal amount of $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan was funded by Bank of America, N.A. pursuant to the terms of a Promissory Note dated as of May 1, 2020. We have used the proceeds from this funding for eligible purposes, including to retain workers and maintain payroll or make mortgage interest payments, lease payments, and utility payments. We applied for forgiveness of this debt with the SBA and as of May 23, 2021, have received forgiveness of the loan and all interest of $0.5 million which is included in other income, net in the condensed consolidated statement of operations.

Our Canada operations secured $37,000 of government financial relief under the Canadian Emergency Wage Subsidy in the three months ended June 30, 2020, which is available monthly until June 2021, which was used to return the salaries of many of our Canadian non-management employees back to their full amount. There was no relief received in the three months ended June 30, 2021.

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended
	June 30,
	2021		2020
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$671,283	100%	$257,908	100%	$413,375	160%
Cost of revenues	130,506	19	62,555	24	67,951	109
Gross profit	540,777	81	195,353	76	381,667	195
Operating expenses
Sales and marketing	329,474	49	238,895	93	90,579	38
Research and development	180,967	27	384,490	149	(203,523)	(53)
General and administrative	832,221	124	1,530,504	593	(698,283)	(46)
Total operating expenses	1,342,662	200	2,153,889	835	(811,227)	(38)
Loss from operations	(801,885)	(119)	(1,958,536)	(759)	1,156,651	59
Interest expense, net	102,296	15	74,975	29	27,321	36
Other (income), net	(453,269)	(68)	(26,435)	(10)	(426,834)	(1,615)
Total other (income) expense	(350,973)	(52)	48,540	19	(399,513)	(823)
Net loss	$(450,912)	(67)%	$(2,007,076)	(778)%	$1,556,164	78%

Revenues

Total revenues for the three months ended June 30, 2021 increased by $0.4 million, or 160%, to $0.7 million, as compared to revenues of $0.3 million for the three months ended June 30, 2020.

	Three Months Ended
	June 30,
			$	%
	2021	2020	Change	Change
Product	$563,138	$199,500	$363,638	182%
Subscriptions	54,750	—	54,750	100
Service, extended warranty & other	53,395	58,408	(5,013)	(9)
Total revenues	$671,283	$257,908	$413,375	160%

The change in total revenues was attributable to a number of factors:

●	Product revenue increased $0.4 million due to an increase in the number of units shipped in the three months ended June 30, 2021 as compared to the three month period ended June 30, 2020.
●	The increase in our subscription sales is due to our InMotion Connect Pulse solutions subscriptions that were sold. This product was launched in June 2020.
●	Our service, extended warranty and other revenues were consistent in the periods shown.

Cost of Revenues

	Three Months Ended
	June 30,
			$	%
	2021	2020	Change	Change
Cost of revenues	$130,506	$62,555	$67,951	109%
Cost of revenues (as a percentage of total revenues)	19%	24%

Total cost of revenues increased $68,000, or 109%, to $0.1 million for the 2021 period, as compared to $63,000 for the 2020 period. The increase was associated selling more units in the 2021 period as compared to the 2020 period as well as selling certain demonstration inventory which has a much lower cost associated with it.

Sales and Marketing

	Three Months Ended
	June 30,
			$	%
	2021	2020	Change	Change
Sales and marketing	$329,474	$238,895	$90,579	38%
Sales and marketing (as a percentage of total revenues)	49%	93%

Sales and marketing expenses increased $0.1 million, or 38%, to $0.3 million for the 2021 period, as compared to $0.2 million for the 2020 period. The increase was due to increased commissions of $0.1 million due to the increase of units sold during the 2021 period as compared to the 2020 period.

Research and Development

	Three Months Ended
	June 30,
			$	%
	2021	2020	Change	Change
Research and development	$180,967	$384,490	$(203,523)	(53)%
Research and development (as a percentage of total revenues)	27%	149%

Research and development expenses decreased $0.2 million, or 53%, to $0.2 million for the 2021 period, as compared to $0.4 million for the 2020 period. The decrease was due to a $0.2 million decrease in payroll and payroll related expenses as our research and development headcount was reduced due to the COVID-19 pandemic.

General and Administrative

	Three Months Ended
	June 30,
			$	%
	2021	2020	Change	Change
General and administrative	$832,221	$1,530,504	$(698,283)	(46)%
General and administrative (as a percentage of total revenues)	124%	593%

General and administrative expenses decreased $0.7 million, or 46%, to $0.8 million for the 2021 period, as compared to $1.5 million for the 2020 period. Share based compensation expense decreased by $0.3 million associated with a reduction in our headcount due to the COVID-19 pandemic. Franchise tax decreased by $0.2 million associated with the amendment to our Amended and Restated Certificate of Incorporation and the reduction of our authorized number of shares. Professional service fees were reduced by $0.3 million associated with a decrease in consultants, legal fees and accounting fees.

Interest Expense, net

	Three Months Ended
	June 30,
			$	%
	2021	2020	Change	Change
Interest expense, net	$102,296	$74,975	$27,321	36%
Interest expense, net (as a percentage of total revenues)	15%	29%

The interest expense for the three month period ending June 30, 2021 increased by $27,000 due to more debt outstanding during the period leading to more interest expense than in the 2020 period.

Other (income), net

	Three Months Ended
	June 30,
			$	%
	2021	2020	Change	Change
Other (income), net	$(453,269)	$(26,435)	$(426,834)	(1,615)%
Other (income), net (as a percentage of total revenues)	(68)%	(10)%

For the three month period ending June 30, 2021 other (income) consisted primarily of the extinguishment of the PPP loan associated with the forgiveness from the federal government of $0.5 million. In the 2020 period, we received Canadian government grants relating to the COVID-19 pandemic, used for payroll in Canada (CEWS) of $37,000.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits and forgiveable loans received from the U.S. and Canada governments. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At June 30, 2021, our cash and cash equivalents were $0.5 million. Our cash and cash equivalents are predominantly cash in operating accounts.

On July 15, 2021, we commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million. Pursuant to the terms of the offering, we are offering for sale up to $10.0 million in convertible notes to accredited investors and non-U.S. persons. As a result, we issued an aggregate of $8.3 million in principal of convertible notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

Under our then-existing term loan and security agreement as well as the then existing shareholder loan, a portion of the outstanding principal and unpaid interest were used as consideration to acquire new convertible promissory notes in the July 2021 offering and, as a result and with the option exercises described below, the term loan agreement and the existing shareholder loan were deemed paid in full and terminated. Accordingly, an aggregate of $1.1 million in outstanding principal and accrued unpaid interest under the term loan agreement was used to purchase a like amount of convertible notes in the July 2021 offering and an aggregate of $2.2 million in outstanding principal and accrued and unpaid interest under the shareholder loan was used to purchase a like amount of convertible notes in the July 2021 offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise outstanding options held by certain of the debtholders.

Based on our current burn rate, we need to raise additional capital to fund operations, hire necessary employees we lost as a result of COVID-19 related furloughs and other terminations, and meet expected future liquidity requirements. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations based on our current burn rate, for the next 12 months; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital.

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

Cash Flows

Net cash used in operating activities was $0.6 million for the three months ended June 30, 2021, and resulted primarily from $0.5 million in net loss and $0.5 million relating to the extinguishment of the PPP loan offset by approximately $0.2 million in depreciation and amortization, interest expense and stock-based compensation expense for the period. Net changes in working capital items increased cash from operating activities by approximately $0.1 million, primarily related to increases in accounts payable associated with the timing of vendor payments. There was no net cash used in or provided by investing activities for the 2021 period. Net cash provided by financing activities during the three months ended June 30, 2021 was $0.6 million, related to proceeds received from the term loan.

Net cash used in operating activities was $1.6 million for the three months ended June 30, 2020, and resulted primarily from the $2.0 million of net loss offset by $0.5 million in depreciation and amortization, interest expense and stock-based compensation expense for the period. Net changes in working capital items decreased cash from operating activities by $0.1 million, primarily related to decreases in inventory and offset by increases in our accounts receivable and prepaids and other current assets. There was no net cash used in investing activities for the 2020 period. Net cash provided by financing activities during the three months ended June 30, 2020 was $1.8 million, relating to proceeds received from convertible loans as well as funds received from the PPP loan.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended March 31, 2021. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies have been updated and adopted as of April 1, 2021:

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as compared to the double-declining the method the Company had previously used. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the respective lease term. Included in property and equipment are certain robots that are used for demonstration purposes. Maintenance and repairs are charged to expense as incurred. Bionik continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Bionik evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, Bionik believes that, as of each of the balance sheet dates presented, none of Bionik’s long-lived assets were impaired.

Foreign Currency Translation

A portion of our operations is conducted through operations in countries other than the United States. Since we conduct our business in U.S. dollars, the main exposure, if any, results from changes in the exchange rate between the Canadian dollar and the U.S. dollar. Our functional currency is the U.S. dollar. Our policy is to reduce exposure to exchange rate fluctuations by having most of our assets and liabilities, as well as most of our revenues and expenditures, in U.S. dollars, or U.S. dollar linked. We have not historically engaged in hedging activities relating to our non-U.S. dollar operations. We may incur negative foreign currency conversion charges as a result of changes in currency exchange rates.

The remainder of our critical accounting policies and the related judgments and estimates affecting the preparation of our condensed consolidated financial statements are included in our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no other material changes to our critical accounting policies as of June 30, 2021.

A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. There have been no material changes to our critical accounting policies as of June 30, 2021.

Recent Accounting Pronouncements

See Note 10 to our condensed consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements that are of significance or potential significance to us.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description of Exhibits

10.1	Separation Agreement, dated as of July 14, 2021, with Dr. Eric Dusseux

10.2	Form of Subscription Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 21, 2021)

10.3	Form of Convertible Promissory Note (incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 21, 2021)

31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2021

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Financial Officer and Interim Chief Executive Officer
(Principal Executive Officer & Principal Financial and Accounting Officer)