Form 10-Q
period 2021-09-30
Bionik Laboratories Corp.
filed 2021-11-10
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2021 was 5,790,920 shares.

BIONIK LABORATORIES CORP.

Part I—Financial Information

Item 1. Interim Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Balance Sheets

	(unaudited)	March 31,
	September 30, 2021	2021
Assets
Current assets
Cash and cash equivalents	$4,774,663	$608,348
Accounts receivable	71,470	451,905
Prepaid expenses and other current assets	1,549,265	1,680,557
Inventories	788,871	692,163
Total current assets	7,184,269	3,432,973
Equipment	57,570	93,577
Intangible assets, net	937,271	976,551
Goodwill	4,282,984	4,282,984
Total assets	$12,462,094	$8,786,085

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$377,908	$454,809
Accrued liabilities	779,901	760,026
PPP loan	—	459,912
Convertible notes	8,491,627	—
Demand loans, current portion	—	2,152,334
Deferred revenue, current portion	195,063	268,083
Total current liabilities	9,844,499	4,095,164
Deferred revenue, net of current portion	280,063	303,917
Demand loans, net of current portion	—	1,105,974
Total liabilities	10,124,562	5,505,055
Commitments and contingencies (Note 9)
Stockholders' Equity
Preferred stock, $0.001 par value; Authorized 5,000,000; Authorized and Issued-1 Special voting preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value; Authorized – 13,000,000; Issued 5,790,920 and 112,440 Exchangeable Shares (March 31, 2021– 5,589,375 and 112,440 Exchangeable Shares)	5,903	5,702
Additional paid-in capital	89,016,953	88,227,506
Accumulated deficit	(86,713,228)	(84,994,327)
Accumulated other comprehensive income	27,904	42,149
Total stockholders' equity	2,337,532	3,281,030
Total liabilities and stockholders' equity	$12,462,094	$8,786,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenues, net	$227,905	$292,381	$899,188	$550,289
Cost of revenues	80,922	70,047	211,429	132,602
Gross Profit	146,983	222,334	687,759	417,687

Operating expenses
Sales and marketing	438,957	255,756	768,430	494,921
Research and development	85,085	419,606	266,052	803,826
General and administrative	664,523	1,090,379	1,496,744	2,620,883
Total operating expenses	1,188,565	1,765,741	2,531,226	3,919,630

Loss from operations	(1,041,582)	(1,543,407)	(1,843,467)	(3,501,943)
Interest expense, net	225,184	111,408	327,480	186,383
Other expense (income), net	1,223	(27,193)	(452,046)	(53,628)
Total other expense (income)	226,407	84,215	(124,566)	132,755
Net loss	$(1,267,989)	$(1,627,622)	$(1,718,901)	$(3,634,698)
Loss per share - basic and diluted	$(0.22)	$(0.32)	$(0.30)	$(0.71)
Weighted average number of shares outstanding – basic and diluted	5,855,512	5,126,834	5,779,076	5,126,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(1,267,989)	$(1,627,622)	$(1,718,901)	$(3,634,698)

Other comprehensive loss components:
Cumulative translation adjustment	(6,447)	—	(14,245)

Total other comprehensive loss	(6,447)	—	(14,245)	—

Comprehensive loss	$(1,274,436)	$(1,627,622)	$(1,733,146)	$(3,634,698)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended September 30, 2021 and 2020

(unaudited)

	Six months ended	Six months ended
	September 30,2021	September 30, 2020
Operating activities:
Net loss	$(1,718,901)	$(3,634,698)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	59,039	81,239
Interest expense	325,361	181,481
Share based compensation expense	115,419	620,254
Extinguishment of debt	(459,912)	—
Issuance of common shares in lieu of services	33,000	—
Changes in non-cash working capital items
Accounts receivable	380,435	189,349
Prepaid expenses and other current assets	131,130	(38,743)
Net book value of demonstration inventory sold	16,248	—
Due from related parties	—	(1,311)
Inventories	(96,708)	169,141
Accounts payable	(76,009)	(327,475)
Accrued liabilities	11,974	(31,031)
Deferred revenue	(96,874)	(89,813)
Net cash used in operating activities	(1,375,798)	(2,881,607)
Investing activities:
Purchases of equipment	—	—
Net cash used in investing activities	—	—
Financing activities:
Proceeds from convertible loans	5,000,000	1,502,575
Proceeds from PPP loan	—	459,912
Proceeds from term loan	550,000	—
Net cash provided by financing activities	5,550,000	1,962,487
Effect of exchange rate changes on cash and cash equivalents	(7,887)	—
Net increase (decrease) in cash and cash equivalents	4,166,315	(919,120)
Cash and cash equivalents, beginning of the period	608,348	2,269,747
Cash and cash equivalents, end of the period	$4,774,663	$1,350,627

Supplemental noncash financing activities:
Conversion of term loans into option exercises	$642,153	$—
Conversion of demand loans into convertible notes	$3,286,791	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Bionik Laboratories Corp. (“Bionik” or the “Company”) for the fiscal year ended March 31, 2021 filed with the SEC on June 24, 2021. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations for the three and six months ended September 30, 2021 and 2020, and cash flows for the six months ended September 30, 2021 and 2020. The condensed consolidated balance sheet at March 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the results for the year ending March 31, 2022 or any period thereafter.

Reclassifications

For comparability purposes, certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation within the condensed consolidated statements of operations and comprehensive loss.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

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

The remainder of Bionik’s critical accounting policies and the related judgments and estimates affecting the preparation of its condensed consolidated financial statements are included in our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no other material changes to the Company’s critical accounting policies as of September 30, 2021.

Going Concern

At September 30, 2021, cash and cash equivalents were $4.8 million. At September 30, 2021, the Company had a working capital deficit of $2.7 million and at March 31, 2021, the Company had a working capital deficit of $0.7 million. At September 30, 2021 and March 31, 2021, the Company has accumulated deficits of $86.7 million and $85.0 million, respectively. The Company has incurred a net loss and comprehensive loss for the three months ended September 30, 2021 and 2020 of $1.3 million and $1.6 million respectively, and for the six months ended September 30, 2021 and 2020 of $1.7 million and $3.6 million, respectively.

On July 15, 2021, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million. As of September 30, 2021, the Company issued an aggregate of $8.3 million in principal of convertible notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt. Refer to Note 5- Loans & PPP Loans, for more information.

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

Changes to goodwill during the six months ended September 30, 2021 were as follows:

Total
Balance—March 31, 2021	$4,282,984
Adjustments to goodwill	—
Balance— September 30, 2021	$4,282,984

Intangible assets consist of the following at September 30, 2021 and March 31, 2021:

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	—	—	(3,079,593)
Accumulated amortization	(652,372)	—	(574,382)	(61,366)	(275,720)	(1,563,840)
Balance—September 30, 2021	$337,271	$600,000	$—	$—	$—	$937,271

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	—	—	(3,079,593)
Accumulated amortization	(613,092)	—	(574,382)	(61,366)	(275,720)	(1,524,560)
Balance—March 31, 2021	$376,551	$600,000	$—	$—	$—	$976,551

Amortization for the three months ended September 30, 2021 and September 30, 2020 was $19,000 and $23,000, respectively. Amortization expense for the six months ended September 30, 2021 and September 30, 2020 was $39,000 and $47,000, respectively. Amortization expense is classified as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.    Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

	September 30,	March 31,
	2021	2021
Prepaid inventory	$1,325,495	$1,466,466
Prepaid insurance	113,861	52,573
Other prepaid expenses	109,909	161,518
	$1,549,265	$1,680,557

Equipment

Equipment consisted of the following at September 30, 2021 and March 31, 2021:

	September 30, 2021			March 31, 2021
	Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$303,337	$303,337	$—	$303,337	$303,337	$—
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	123,301	65,731	57,570	170,386	76,809	93,577
Manufacturing equipment	88,742	88,742	—	88,742	88,742	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$632,050	$574,480	$57,570	$679,135	$585,558	$93,577

Depreciation expense for the three months ended September 30, 2021 and September 30, 2020 was $11,000 and $16,000, respectively. Depreciation expense for the six months ended September 30, 2021 and September 30, 2020 was $20,000 and $34,000, respectively.

Accrued Expenses

Accrued expenses consist of the following at September 30, 2021 and March 31, 2021:

	September 30,	March 31,
	2021	2021
Accrued personnel costs	$345,747	$371,886
Accrued director fees	265,672	50,672
Accrued commissions	—	51,080
Accrued professional fees	73,763	127,211
Accrued warranty costs	16,016	45,936
Accrued other	78,703	113,241
	$779,901	$760,026

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty costs are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $16,000 at September 30, 2021 and $46,000 at March 31, 2021.

4.    Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners as well as work-in-process for goods that are in the manufacturing process.

	September 30,	March 31,
	2021	2021

Finished goods	788,871	692,163
	$788,871	$692,163

5.     Loans & PPP Loans

Refinancing and 2021 Convertible Promissory Note Offering

During the quarter end September 30, 2021, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million (the “2021 Offering”). Pursuant to the terms of the 2021 Offering, the Company is offering for sale up to $10.0 million in convertible promissory notes (the “2021 Notes”) to accredited investors and non-U.S. persons. As a result, the Company issued an aggregate of $8.3 million in principal of 2021 Notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

Under the Company’s existing term loan and security agreement as well as the existing shareholder loan as mentioned below, a portion of the outstanding principal and unpaid interest were used as consideration to acquire 2021 Notes in the 2021 Offering and, as a result and with the option exercises described below, the term loan agreement and the existing shareholder loan were deemed paid in full and terminated. Accordingly, an aggregate of $1.1 million in outstanding principal and accrued unpaid interest under the term loan agreement was used to purchase a like amount of 2021 Notes in the 2021 Offering and an aggregate of $2.2 million in outstanding principal and accrued and unpaid interest under the shareholder loan was used to purchase a like amount of 2021 Notes in the 2021 Offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise outstanding options of certain debtholders.

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

Interest expense associated with the 2021 Notes for the three and six months ended September 30, 2021, was $0.2 million.

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

2020 Convertible Note Offering

During the six months ended September 30, 2020, the Company received $1.5 million, In addition to $0.1 million previously loaned to the Company, pursuant to a $7.0 million convertible note offering (the "2020 Convertible Note Offering"). The convertible notes issued in the 2020 Convertible Note Offering (the "2020 Convertible Notes") bear interest at a fixed rate at 1%

per month. The 2020 Convertible Notes were converted into common stock of the Company at March 31, 2021 in accordance with the terms of the 2020 Convertible Note Offering.

In the event the Company raises capital through the sale of common stock for cash during the period ending on the three year anniversary of the issuance date of the 2020 Convertible Notes, and the price per share thereof (the “Offering Price”) minus 20% is less than the original conversion price, then in such event the Company shall issue to all Convertible Noteholders, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the conversion price equaled to a 20% discount to the Offering Price, less the number of conversion shares actually issued on or as of the maturity date of the 2020 Convertible Notes. Since the Company has adopted ASU 2017-11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

The Company did not incur interest expense associated with the 2020 Convertible Notes for the three and six months ended September 30, 2021. For the three and six month periods ended September 30, 2020, the Company did incur interest expense associated with the 2020 Convertible Notes of $46,000 and $0.1 million respectively.

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

On February 24, 2021, and in addition to the shareholder loan above, the Company entered into a term loan and security agreement dated February 12, 2021 where Bionik may borrow up to $3.0 million from lenders from time to time. Pursuant to the terms of the agreement, the loan bears interest at a fixed rate of 1% per month. The principal amount and interest on the loan will be due and payable on the earlier of (i) February 12, 2023 and (ii) the date of receipt by the Company of a minimum of $3.0 million in equity. During the six months ended September 30, 2021, the Company received term loan proceeds totaling $0.6 million.

Interest expense associated with these loans for the three and six months ended September 30, 2020 was $0.1 million for both periods. Interest expense associated with these loans for the three and six months ended September 30, 2021 was $18,000 and $0.1 million, respectively.

As noted above, on July 15, 2021 this indebtedness was consolidated into the Company’s 2021 Notes. An aggregate of $3.3 million in outstanding principal and accrued unpaid interest was used to purchase a like amount of 2021 Notes in the 2021 Offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest was applied towards the purchase price to exercise outstanding options of the debtholders.

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

6.    Stockholders’ Equity

Common Stock Authorized

	September 30, 2021		March 31, 2021
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	117,683	$118
Converted into common shares	—	—	(5,243)	(5)
Balance at end of period	112,440	113	112,440	113
Common Shares
Balance at beginning of the period	5,589,375	5,589	5,009,151	5,008
Shares issued to exchangeable shareholders	—	—	5,243	5
Shares issued on conversion of loans	1,408	1	181,463	182
Shares issued for in lieu of services	20,000	20	397,685	398
Options exercised in conjunction with 2021 Notes	180,137	180
Cancellation of shares by shareholders	—	—	(4,167)	(4)
Balance at end of the period	5,790,920	5,790	5,589,375	5,589
Total Shares	5,903,360	$5,903	5,701,815	$5,702

With the 2021 Notes as discussed in Note 5 above, $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise 180,137 outstanding options of certain debtholders. The Company also issued 20,000 shares for expenses to support the Company’s investor relations strategy. The Company issued the remaining 1,408 shares of the Company's common stock which were issued to the noteholders pursuant to the terms of the 2020 Convertible Notes as discussed in Note 5 above.

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

7.    Stock-Based Compensation

Total stock-based compensation expense for the three months ended September 30, 2021 and September 30, 2020 was $20,000 and $0.2 million, respectively. Total stock-based compensation expense for the six months ended September 30, 2021 and September 30, 2020 was $0.1 million and $0.6 million, respectively.

Bionik did not grant any stock options during the six months ended September 30, 2021 and 2020. Stock options granted to employees or non-employees typically vest over a 1 to 5 year period.

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

As of September 30, 2021, the total unrecognized compensation cost related to outstanding stock options and PSUs expected to vest was $0.2 million, which the Company expects to recognize over a weighted-average period of 1.60 years.

8.    Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable, March 31, 2021	122,367	19.69
Expired	—	—
Outstanding and exercisable September 30, 2021	122,367	19.69

The following is a summary of common share purchase warrants outstanding as of September 30, 2021.

Exercise	Number of
Price ($)	Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	122,367

The weighted-average remaining contractual term of the outstanding warrants was 0.82 years.

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

Commitments

●	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company's then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of September 30, 2021 these shares have not yet been issued.
●	In May 2020, the Company gave notice to its JV Partner, Ginger Capital Investment Holding, Ltd. that it was terminating the licensing and distribution agreements in accordance with its terms. The China JV was originally established for purposes of strengthening the economic cooperation and technical exchange between the parties and adopting advanced technology and scientific management methods through the distribution and promotion of the Company's products in the People's Republic of China, Hong Kong and Macau.
●	In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc. the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licensor, pursuant to which the Company is obligated to pay the former director and co-licensor an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized.

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

Our Canada operations secured $84,000 of government financial relief under the Canadian Emergency Wage Subsidy in the six months ended September 30, 2020, which is available monthly until May 2022, which was used to return the salaries of many of our Canadian non-management employees back to their full amount. There was no relief received in the six months ended September 30, 2021.

Although, we can not predict what the next stages of the COVID-19 pandemic will be, we do believe that worst is behind us as restrictions all over the world are slowly lifted and vaccines become more widely distributed.

Results of Operations

Three Months Ended September 30, 2021 and 2020

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,
	2021		2020
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$227,905	100%	$292,381	100%	$(64,476)	(22)%
Cost of revenues	80,922	36	70,047	24	10,875	16
Gross profit	146,983	64	222,334	76	(75,351)	(34)
Operating expenses
Sales and marketing	438,957	193	255,756	87	183,201	72
Research and development	85,085	37	419,606	144	(334,521)	(80)
General and administrative	664,523	292	1,090,379	373	(425,856)	(39)
Total operating expenses	1,188,565	522	1,765,741	604	(577,176)	(33)
Loss from operations	(1,041,582)	(457)	(1,543,407)	(528)	501,825	(33)
Interest expense, net	225,184	99	111,408	38	113,776	102
Other expense (income), net	1,223	1	(27,193)	(9)	28,416	(104)
Total other (income) expense	226,407	99	84,215	29	142,192	169
Net loss	$(1,267,989)	(556)%	$(1,627,622)	(557)%	$359,733	(22)%

Revenues

Total revenues for the three months ended September 30, 2021 decreased by $0.1 million, or 22%, to $0.2 million, as compared to revenues of $0.3 million for the three months ended September 30, 2020.

	Three Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Product	$129,676	$229,600	$(99,924)	(44)%
Subscriptions	58,000	6,750	51,250	759
Service, extended warranty & other	40,229	56,031	(15,802)	(28)
Total revenues	$227,905	$292,381	$(64,476)	(22)%

The change in total revenues was attributable to a number of factors:

●	Product revenue decreased by $0.1 million in the three months ended September 30, 2021 as compared to the three month period ended September 30, 2020. Although we sold 1 more unit in the 2021 period compared to the 2020 period, our geographic mix was more distributor based in the 2021 period as compared to direct sales during the 2020 period. The period ended September 30, 2020 also included the InMotion Connect hardware sold, associated with the Kindred agreement, due to the June 2020 launch of InMotion Connect.
●	The increase in our subscription sales is due to our InMotion Connect Pulse solutions subscriptions that were sold. This product was launched in June 2020.
●	Our service, extended warranty and other revenues decreased as a direct result of a reduced number of service calls during the 2021 period.

Cost of Revenues

	Three Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Cost of revenues	$80,922	$70,047	$10,875	16%
Cost of revenues (as a percentage of total revenues)	36%	24%

Total cost of revenues increased $11,000, or 16%, to $81,000 for the 2021 period, as compared to $70,000 for the 2020 period. The increase is due to the mix of product sales in the 2021 period as compared to the 2020 period coupled with the InMotion Connect hardware sold in the 2020 period.

Sales and Marketing

	Three Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Sales and marketing	$438,957	$255,756	$183,201	72%
Sales and marketing (as a percentage of total revenues)	193%	87%

Sales and marketing expenses increased $0.2 million, or 72%, to $0.4 million for the 2021 period, as compared to $0.3 million for the 2020 period. The increase was due to higher consulting and personnel related expenses related to our sales and marketing strategies.

Research and Development

	Three Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Research and development	$85,085	$419,606	$(334,521)	(80)%
Research and development (as a percentage of total revenues)	37%	144%

Research and development expenses decreased $0.3 million, or 80%, to $0.1 million for the 2021 period, as compared to $0.4 million for the 2020 period. The decrease was due to a $0.3 million decrease in personnel related expenses as our research and development headcount was reduced due to the COVID-19 pandemic.

General and Administrative

	Three Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
General and administrative	$664,523	$1,090,379	$(425,856)	(39)%
General and administrative (as a percentage of total revenues)	292%	373%

General and administrative expenses decreased $0.4 million, or 39%, to $0.7 million for the 2021 period, as compared to $1.1 million for the 2020 period. Share based compensation expense decreased by $0.2 million and personnel related expenses decreased by $0.1 million associated with a reduction in our headcount due to the COVID-19 pandemic. Professional service fees were reduced by $0.1 million associated with a decrease in consultants, legal fees and accounting fees.

Interest Expense, net

	Three Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Interest expense, net	$225,184	$111,408	$113,776	102%
Interest expense, net (as a percentage of total revenues)	99%	38%

The interest expense for the three month period ending September 30, 2021 increased by $0.1 million due to more debt outstanding during the period leading to more interest expense than in the 2020 period.

Other expense (income), net

	Three Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Other expense (income), net	$1,223	$(27,193)	$28,416	(105)%
Other expense (income), net (as a percentage of total revenues)	1%	(9)%

For the three month period ending September 30, 2021, other expense (income) includes the foreign currency impact of changes in the exchange rate between the Canadian dollar and the US dollar. In the 2020 period, we received Canadian government grants relating to the COVID-19 pandemic, used for payroll in Canada (CEWS) of $46,000 which was partially offset by the foreign currency impact of changes in the exchange rate between the Canadian dollar and US dollar.

Six Months Ended September 30, 2021 and 2020

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the six months ended September 30, 2021 and 2020, respectively:

	Six Months Ended
	September 30,
	2021		2020
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$899,188	100%	$550,289	100%	$348,899	63%
Cost of revenues	211,429	24	132,602	24	78,827	59
Gross profit	687,759	76	417,687	76	270,072	65
Operating expenses
Sales and marketing	768,430	85	494,921	90	273,509	55
Research and development	266,052	30	803,826	146	(537,774)	(67)
General and administrative	1,496,744	166	2,620,883	476	(1,124,139)	(43)
Total operating expenses	2,531,226	282	3,919,630	712	(1,388,404)	(35)
Loss from operations	(1,843,467)	(205)	(3,501,943)	(636)	1,658,476	(47)
Interest expense, net	327,480	36	186,383	34	141,097	76
Other (income), net	(452,046)	(50)	(53,628)	(10)	(398,418)	743
Total other (income) expense	(124,566)	(14)	132,755	24	(257,321)	(194)
Net loss	$(1,718,901)	(191)%	$(3,634,698)	(661)%	$1,915,797	(53)%

Revenues

Total revenues for the six months ended September 30, 2021 increased by $0.3 million, or 63%, to $0.9 million, as compared to revenues of $0.6 million for the six months ended September 30, 2020.

	Six Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Product	$692,814	$429,100	$263,714	61%
Subscriptions	112,750	6,750	106,000	1,570
Service, extended warranty & other	93,624	114,439	(20,815)	(18)
Total revenues	$899,188	$550,289	$348,899	63%

The change in total revenues was attributable to a number of factors:

●	Product revenue increased by $0.3 million due to 7 units being shipped in the six months ended September 30, 2021 as compared to 3 units in the six month period ended September 30, 2020.
●	The increase in our subscription sales is due to our InMotion Connect Pulse solutions subscriptions that were sold. This product was launched in June 2020.
●	Our service, extended warranty and other revenues decreased due to a reduced number of service calls required during the 2021 period.

Cost of Revenues

	Six Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Cost of revenues	$211,429	$132,602	$78,827	59%
Cost of revenues (as a percentage of total revenues)	24%	24%

Total cost of revenues increased $0.1 million, or 59%, to $0.2 million for the 2021 period, as compared to $0.1 million for the 2020 period. The increase was associated with selling more units in the 2021 period as compared to the 2020 period as well as selling certain demonstration inventory which has a lower cost associated with it.

Sales and Marketing

	Six Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Sales and marketing	$768,430	$494,921	$273,509	55%
Sales and marketing (as a percentage of total revenues)	85%	90%

Sales and marketing expenses increased $0.3 million, or 55%, to $0.8 million for the 2021 period, as compared to $0.5 million for the 2020 period. The increase was due to higher consulting and personnel related expenses for our sales and marketing strategies.

Research and Development

	Six Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Research and development	$266,052	$803,826	$(537,774)	(67)%
Research and development (as a percentage of total revenues)	30%	146%

Research and development expenses decreased $0.5 million, or 67%, to $0.3 million for the 2021 period, as compared to $0.8 million for the 2020 period. The decrease was due to a decrease in personnel related expenses as our research and development headcount was reduced due to the COVID-19 pandemic.

General and Administrative

	Six Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
General and administrative	$1,496,744	$2,620,883	$(1,124,139)	(43)%
General and administrative (as a percentage of total revenues)	166%	476%

General and administrative expenses decreased $1.1 million, or 43%, to $1.5 million for the 2021 period, as compared to $2.6 million for the 2020 period. Share based compensation expense decreased by $0.5 million associated with a reduction in our headcount due to the COVID-19 pandemic. Professional service fees were reduced by $0.6 million associated with a decrease in consultants, legal fees and accounting fees.

Interest Expense, net

	Six Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Interest expense, net	$327,480	$186,383	$141,097	76%
Interest expense, net (as a percentage of total revenues)	36%	34%

The interest expense for the six month period ending September 30, 2021 increased by $0.1 million due to more debt outstanding during the period leading to more interest expense than in the 2020 period.

Other (income), net

	Six Months Ended
	September 30,
			$	%
	2021	2020	Change	Change
Other (income), net	$(452,046)	$(53,628)	$(398,418)	(743)%
Other (income), net (as a percentage of total revenues)	(50)%	(10)%

For the six month period ending September 30, 2021 other (income) consisted of the extinguishment of the PPP loan associated with the forgiveness from the federal government of $0.5. In the 2020 period, we received Canadian government grants relating to the COVID-19 pandemic, used for payroll in Canada (CEWS) of $0.1 million which was partially offset by the foreign currency impact of changes in the exchange rate between the Canadian dollar and US dollar.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits and forgivable loans received from the U.S. and Canada governments. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At September 30, 2021, our cash and cash equivalents were $4.8 million. Our cash and cash equivalents are predominantly cash in operating accounts.

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

Cash Flows

Net cash used in operating activities was $1.4 million for the six months ended September 30, 2021, and resulted primarily from $1.7 million in net loss and $0.5 million relating to the extinguishment of the PPP loan offset by approximately $0.5 million in depreciation and amortization, interest expense and stock-based compensation expense for the period. Net changes in working capital items increased cash from operating activities by approximately $0.3 million, primarily related to a decrease in accounts receivable due to cash collection efforts. There was no net cash used in or provided by investing activities for the 2021 period. Net cash provided by financing activities during the six months ended September 30, 2021 was $5.5 million, related to proceeds received from the 2021 notes and term loan.

Net cash used in operating activities was $2.9 million for the six months ended September 30, 2020, and resulted primarily from the $3.6 million of net loss offset by $0.9 million in depreciation and amortization, interest expense and stock-based compensation expense for the period. Net changes in working capital items decreased cash from operating activities by $0.2 million, primarily related to a decrease in accounts payable and deferred revenue partially offset by an decrease in inventory and accounts receivable. There was no net cash used in investing activities for the 2020 period. Net cash provided by financing activities during the three months ended September 30, 2020 was $1.9 million, relating to proceeds received from convertible loans as well as funds received from the PPP loan.

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

The remainder of our critical accounting policies and the related judgments and estimates affecting the preparation of our condensed consolidated financial statements are included in our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no other material changes to our critical accounting policies as of September 30, 2021.

A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. There have been no material changes to our critical accounting policies as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23rd, 2021, we issued 20,000 shares of our common stock to a consultant as partial consideration for services. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

On July 1st, 2021, we issued 1,408 shares of our common stock to an existing stockholder, which shares were due to the stockholder but not issued pursuant to the terms of our formerly-outstanding convertible promissory notes which converted on March 31, 2021. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, Section 3(a)(9) of the Securities Act and/or Regulation S under the Securities Act.

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

Exhibit Number	Description of Exhibits

10.1	First Amendment to Employment Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 15, 2021)

31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2021

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Financial Officer and Interim Chief Executive Officer
(Principal Executive Officer & Principal Financial and Accounting Officer)