Form 10-Q
period 2021-12-31
Bionik Laboratories Corp.
filed 2022-02-09
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2021

Or

☐     Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-54717

Bionik Laboratories Corp.

(Exact name of registrant as specified in its charter)

Delaware	27-1340346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Coolidge Hill Road, Watertown, MA 02472

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(617) 926-4800

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

The number of shares outstanding of the registrant’s common stock as of February 7, 2022 was 5,790,920 shares.

BIONIK LABORATORIES CORP.

Part I—Financial Information

Item 1. Interim Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Balance Sheets

	(unaudited)	March 31,
	December 31, 2021	2021
Assets
Current assets
Cash and cash equivalents	$3,369,992	$608,348
Accounts receivable	129,774	451,905
Prepaid expenses and other current assets	1,492,100	1,680,557
Inventories	929,192	692,163
Total current assets	5,921,058	3,432,973
Equipment	59,043	93,577
Intangible assets, net	—	976,551
Goodwill	—	4,282,984
Total assets	$5,980,101	$8,786,085

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$181,389	$454,809
Accrued liabilities	933,415	760,026
PPP loan	—	459,912
Convertible notes	8,740,231	—
Demand loans, current portion	—	2,152,334
Deferred revenue, current portion	298,676	268,083
Total current liabilities	10,153,711	4,095,164
Deferred revenue, net of current portion	268,396	303,917
Demand loans, net of current portion	—	1,105,974
Total liabilities	10,422,107	5,505,055
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; Authorized 5,000,000; Authorized and Issued-1 Special voting preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value; Authorized – 13,000,000; Issued 5,790,920 and 112,440 Exchangeable Shares (March 31, 2021– 5,589,375 and 112,440 Exchangeable Shares)	5,903	5,702
Additional paid-in capital	89,220,540	88,227,506
Accumulated deficit	(93,697,073)	(84,994,327)
Accumulated other comprehensive income	28,624	42,149
Total stockholders’ equity	(4,442,006)	3,281,030
Total liabilities and stockholders’ equity	$5,980,101	$8,786,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenues, net	$183,262	$180,409	$1,082,450	$730,698
Cost of revenues	50,394	9,581	261,823	142,183
Gross Profit	132,868	170,828	820,627	588,515

Operating expenses
Sales and marketing	567,300	326,342	1,335,730	799,207
Research and development	368,095	460,822	634,147	1,264,647
General and administrative	725,300	1,070,243	2,222,044	3,713,183
Impairment of goodwill & intangible assets	5,200,608	7,182,053	5,200,608	7,182,053
Total operating expenses	6,861,303	9,039,460	9,392,529	12,959,090

Loss from operations	(6,728,435)	(8,868,632)	(8,571,902)	(12,370,575)
Interest expense, net	249,096	79,183	576,576	265,566
Other expense (income), net	6,314	3,066	(445,732)	(50,562)
Total other expense	255,410	82,249	130,844	215,004
Net loss	$(6,983,845)	$(8,950,881)	$(8,702,746)	$(12,585,579)
Loss per share - basic and diluted	$(1.18)	$(1.75)	$(1.50)	$(2.45)
Weighted average number of shares outstanding – basic and diluted	5,903,360	5,126,834	5,820,654	5,126,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(6,983,845)	$(8,950,881)	$(8,702,746)	$(12,585,579)

Other comprehensive loss components:
Cumulative translation adjustment	720	—	(13,525)	—

Total other comprehensive income (loss)	720	—	(13,525)	—

Comprehensive loss	$(6,983,125)	$(8,950,881)	$(8,716,271)	$(12,585,579)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended December 31, 2021 and 2020

(unaudited)

	Nine months ended	Nine months ended
	December 31, 2021	December 31, 2020
Operating activities:
Net loss	$(8,702,746)	$(12,585,579)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	89,713	119,664
Interest expense	573,965	265,566
Impairment of goodwill & intangible assets	5,200,608	7,182,053
Share based compensation expense	319,005	719,048
Gain on extinguishment of debt	(459,912)	—
Issuance of common shares in lieu of services	33,000	—
Changes in non-cash working capital items
Accounts receivable	322,131	672,660
Prepaid expenses and other current assets	188,373	(25,922)
Net book value of demonstration inventory sold	16,248	—
Due from related parties	—	(2,314)
Inventories	(237,029)	219,910
Accounts payable	(272,570)	(318,480)
Accrued liabilities	166,825	420,139
Deferred revenue	(4,928)	(3,282)
Net cash used in operating activities	(2,767,317)	(3,336,537)
Investing activities:
Purchases of equipment	(12,500)	—
Net cash used in investing activities	(12,500)	—
Financing activities:
Proceeds from convertible loans	5,550,000	1,502,575
Proceeds from PPP loan	—	459,912
Payments on capital lease obligations	(1,437)	—
Net cash provided by financing activities	5,548,563	1,962,487
Effect of exchange rate changes on cash and cash equivalents	(7,102)	—
Net increase (decrease) in cash and cash equivalents	2,761,644	(1,374,050)
Cash and cash equivalents, beginning of the period	608,348	2,269,747
Cash and cash equivalents, end of the period	$3,369,992	$895,697

Supplemental noncash financing activities:
Conversion of term loans into option exercises	$642,153	$—
Conversion of demand loans into convertible notes	$3,286,791	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Bionik Laboratories Corp. (“Bionik” or the “Company”) for the fiscal year ended March 31, 2021 filed with the SEC on June 24, 2021. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2021, and its results of operations for the three and nine months ended December 31, 2021 and 2020, and cash flows for the nine months ended December 31, 2021 and 2020. The condensed consolidated balance sheet at March 31, 2021 was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements. Results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the results for the year ending March 31, 2022 or any period thereafter.

Reclassifications

For comparability purposes, certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation within the condensed consolidated statements of operations and comprehensive loss.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

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

The remainder of Bionik’s critical accounting policies and the related judgments and estimates affecting the preparation of its condensed consolidated financial statements are included in our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no other material changes to the Company’s critical accounting policies as of December 31, 2021.

Going Concern

At December 31, 2021, cash and cash equivalents were $3.4 million. At December 31, 2021, the Company had a working capital deficit of $4.2 million and at March 31, 2021, the Company had a working capital deficit of $0.7 million. At December 31, 2021 and March 31, 2021, the Company has accumulated deficits of $93.7 million and $85.0 million, respectively. The Company has incurred a net loss and comprehensive loss for the three months ended December 31, 2021 and 2020 of $7.0 million and $9.0 million respectively, and for the nine months ended December 31, 2021 and 2020 of $8.7 million and $12.6 million, respectively.

On July 15, 2021, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million. As of December 31, 2021, the Company issued an aggregate of $8.3 million in principal of convertible notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt. Refer to Note 5- Loans & PPP Loans, for more information.

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

2.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. The Company does not amortize its goodwill, but instead tests for impairment annually in the fourth quarter and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying value of the asset.

Due to the continued impact of the COVID-19 pandemic, we experienced a slowdown in business during the three-month period ended December 31, 2021, and we determined there are events and changes in circumstances that indicate our goodwill and other intangible assets are impaired. Accordingly, at December 31, 2021, we evaluated the fair value of the goodwill and other intangible assets. Based on this evaluation, we determined that certain intangible assets were fully impaired and recorded an impairment charge of $918,000 in the three months ended December 31, 2021. Further, we determined that the goodwill with the carrying value of $4.3 million was fully impaired and recorded an impairment charge of $4.3 million.

As noted in our significant accounting policies, we have one reporting unit and its carrying value was compared to its estimated fair value. At December 31, 2021, the Company considered various valuation approaches to estimate its fair value, including an income approach and an asset approach.

The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value. Fair values were based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital. The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 25%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

The adjusted book value method, a form of the asset approach, was used to estimate the fair value by subtracting the market value of the non-debt liabilities from the market value of the assets. Since the value indication we derived from the income approach was below the value indicated from the asset approach, the Company relied on the asset approach to determine the fair value for the goodwill and intangible asset impairment test.

Changes to goodwill during the nine months ended December 31, 2021 were as follows:

Total
Balance—March 31, 2021	$4,282,984
Impairment charge to goodwill	(4,282,984)
Balance— December 31, 2021	$—

Intangible assets consist of the following at December 31, 2021 and March 31, 2021:

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(634,012)	(2,505,907)	(857,298)	—	—	(3,997,217)
Accumulated amortization	(672,019)	—	(574,382)	(61,366)	(275,720)	(1,583,487)
Balance—December 31, 2021	$—	$—	$—	$—	$—	$—

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce	Total
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	—	—	(3,079,593)
Accumulated amortization	(613,092)	—	(574,382)	(61,366)	(275,720)	(1,524,560)
Balance—March 31, 2021	$376,551	$600,000	$—	$—	$—	$976,551

Amortization for the three months ended December 31, 2021 and December 31, 2020 was $20,000 and $24,000, respectively. Amortization expense for the nine months ended December 31, 2021 and December 31, 2020 was $59,000 and $71,000, respectively. Amortization expense is classified as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

3.    Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

	December 31,	March 31,
	2021	2021
Prepaid inventory	$1,222,255	$1,466,466
Prepaid insurance	132,593	52,573
Other prepaid expenses	137,252	161,518
	$1,492,100	$1,680,557

Equipment

Equipment consisted of the following at December 31, 2021 and March 31, 2021:

	December 31, 2021			March 31, 2021
	Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$315,837	$304,379	$11,458	$303,337	$303,337	$—
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	123,736	76,151	47,585	170,386	76,809	93,577
Manufacturing equipment	88,742	88,742	—	88,742	88,742	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$644,985	$585,942	$59,043	$679,135	$585,558	$93,577

Depreciation expense for the three months ended December 31, 2021 and December 31, 2020 was $11,000 and $15,000, respectively. Depreciation expense for the nine months ended December 31, 2021 and December 31, 2020 was $31,000 and $49,000, respectively.

Accrued Expenses

Accrued expenses consist of the following at December 31, 2021 and March 31, 2021:

	December 31,	March 31,
	2021	2021
Accrued personnel costs	$292,260	$371,886
Accrued director fees	373,172	50,672
Accrued commissions	6,717	51,080
Accrued professional fees	138,661	127,211
Accrued warranty costs	12,540	45,936
Accrued other	110,065	113,241
	$933,415	$760,026

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty costs are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $13,000 at December 31, 2021 and $46,000 at March 31, 2021.

4.    Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners.

	December 31,	March 31,
	2021	2021

Finished goods	929,192	692,163
	$929,192	$692,163

5.     Loans & PPP Loans

Refinancing and 2021 Convertible Promissory Note Offering

During the nine months ended December 31, 2021, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million (the “2021 Offering”). Pursuant to the terms of the 2021 Offering, the Company is offering for sale up to $10.0 million in convertible promissory notes (the “2021 Notes”) to accredited investors and non-U.S. persons. As a result, the Company issued an aggregate of $8.3 million in principal of 2021 Notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

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

Interest expense associated with the 2021 Notes for the three and nine months ended December 31, 2021, was $0.2 million and $0.5 million respectively.

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

2020 Convertible Note Offering

During the nine months ended December 31, 2020, the Company received $1.5 million, in addition to $0.1 million previously loaned to the Company, pursuant to a $7.0 million convertible note offering (the “2020 Convertible Note Offering”). The convertible notes issued in the 2020 Convertible Note Offering (the “2020 Convertible Notes”) bear interest at a fixed rate at 1% per month. The 2020 Convertible Notes were converted into common stock of the Company at March 31, 2021 in accordance with the terms of the 2020 Convertible Note Offering.

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

The Company did not incur interest expense associated with the 2020 Convertible Notes for the three and nine months ended December 31, 2021. For the three and nine months ended December 31, 2020, the Company incurred interest expense associated with the 2020 Convertible Notes of $47,000 and $0.1 million respectively.

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

On February 24, 2021, and in addition to the shareholder loan above, the Company entered into a term loan and security agreement dated February 12, 2021 where Bionik may borrow up to $3.0 million from lenders from time to time. Pursuant to the terms of the agreement, the loan bears interest at a fixed rate of 1% per month. The principal amount and interest on the loan will be due and payable on the earlier of (i) February 12, 2023 and (ii) the date of receipt by the Company of a minimum of $3.0 million in equity. During the nine months ended December 31, 2021, the Company received term loan proceeds totaling $0.6 million.

Interest expense associated with these loans for the three and nine months ended December 31, 2020 was $0.1 million and $0.2 million respectively. The Company did not incur interest expense on these loans during the three months ended December 31, 2021. Interest expense associated with these loans for the nine months ended December 31, 2021 was $0.1 million.

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

6.    Stockholders’ Equity

Common Stock Authorized

	December 31, 2021		March 31, 2021
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	117,683	$118
Converted into common shares	—	—	(5,243)	(5)
Balance at end of period	112,440	113	112,440	113
Common Shares
Balance at beginning of the period	5,589,375	5,589	5,009,151	5,008
Shares issued to exchangeable shareholders	—	—	5,243	5
Shares issued on conversion of loans (a)	1,408	1	181,463	182
Shares issued for in lieu of services (b)	20,000	20	397,685	398
Options exercised in conjunction with 2021 Notes (c)	180,137	180
Cancellation of shares by shareholders	—	—	(4,167)	(4)
Balance at end of the period	5,790,920	5,790	5,589,375	5,589
Total Shares	5,903,360	$5,903	5,701,815	$5,702

(a)

During the nine months ended December 31, 2021, the Company issued the remaining 1,408 shares of the Company’s common stock which were issued to the noteholders pursuant to the terms of the 2020 Convertible Notes as discussed in Note 5 above.

(b)	During the nine-months ended December 31, 2021, the Company issued 20,000 shares for expenses to support the Company’s investor relations strategy.
(c)

With the 2021 Notes as discussed in Note 5 above, in July 2021, $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise 180,137 outstanding options of certain debtholders.

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

With the 2020 Convertible Notes, as discussed in Note 5 above, and pursuant to the terms of the 2020 Convertible Notes, the principal and interest of $1.7 million converted into 181,463 shares of the Company’s common stock which were issued to the noteholders. The Company also issued shares in lieu of certain liabilities that it owed of which 262,125 shares of Bionik’s common stock were issued in lieu of paying $0.7 million in director fees to its board of directors and 135,560 shares of common stock were issued for consideration consisting of the forgiveness and satisfaction of an aggregate of $0.3 million of deferred salary and bonus liabilities to two of its executives.

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

7.    Stock-Based Compensation

Total stock-based compensation expense for the three months ended December 31, 2021 and December 31, 2020 was $0.2 million and $0.1 million, respectively. Total stock-based compensation expense for the nine months ended December 31, 2021 and December 31, 2020 was $0.3 million and $0.7 million, respectively.

Bionik granted options to purchase 273,500 and 76,902 shares of common stock to employees during the nine months ended December 31, 2021 and 2020, respectively. Stock options granted to employees or non-employees typically vest over a 1 to 5 year period.

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

The weighted-average grant date fair values of options granted to employees during the nine months ended December 31, 2021 and 2020 were $2.05 and $1.05, respectively. All grants awarded during the periods presented used the following assumptions:

	Nine Months Ended
	December 31,
	2021	2020
Risk free interest rate	1.34%	0.62%
Expected term	7 years	7 years
Dividend yield	—	—
Expected volatility	171%	114%
Forfeiture rate	0%	0%

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

As of December 31, 2021, the total unrecognized compensation cost related to outstanding stock options and PSUs expected to vest was $0.5 million, which the Company expects to recognize over a weighted-average period of 2.32 years.

8.    Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable, March 31, 2021	122,367	19.69
Expired	—	—
Outstanding and exercisable December 31, 2021	122,367	19.69

The following is a summary of common share purchase warrants outstanding as of December 31, 2021.

Exercise	Number of
Price ($)	Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
9.375	42,684	March 31, 2022
	122,367

The weighted-average remaining contractual term of the outstanding warrants was 0.57 years.

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

Commitments

●	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of December 31, 2021 these shares have not yet been issued.
●	In May 2020, the Company gave notice to its JV Partner, Ginger Capital Investment Holding, Ltd. that it was terminating the licensing and distribution agreements in accordance with its terms. The China JV was originally established for purposes of strengthening the economic cooperation and technical exchange between the parties and adopting advanced technology and scientific management methods through the distribution and promotion of the Company’s products in the People’s Republic of China, Hong Kong and Macau.

●	In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc. the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licensor, pursuant to which the Company is obligated to pay the former director and co-licensor an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized.

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

Our strategic business focus is on the following key areas:

●	Continuing to expand our distribution channels and commercial footprint in the United States and internationally with an increase in sales and marketing initiatives;
●	Continue to improve our data strategy and enhance our InMotion Connect software with solutions that serve clinical rehabilitation providers and their patients; and
●	Continue to seek out opportunities to enhance our product offering and potentially introduce new technologies.

We believe our business provides a platform for growth. We continue to make investments in our enhancements of our existing products and the future development of new products.

We currently hold an intellectual property portfolio that includes 5 issued U.S. patents and 3 U.S. pending patent applications, as well as other patents under development. We may file provisional patent applications from time to time, and may, where deemed advisable pursue non-provisional patent applications within 12 months of the filing date of such provisional patent applications. Additionally, we hold exclusive licenses to three additional patents.

Business Developments

In December 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us our InMotion® ARM Interactive Therapy Systems - a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion® ARM Interactive Therapy System for each future inpatient rehabilitation facilities of Kindred, during the four-year minimum term of the Agreement.

In June 2020, we launched our InMotion Connect platform, which consists of a hardware device connected to the InMotion Robot as well as a subscription to InMotion Connect Pulse. This platform provides anonymized data allowing us to focus activity to increase adoption and utilization of InMotion robotic technologies across healthcare systems.

During 2021, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion® therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. During the quarter ended December 31, 2021, we continued to move this strategy forward by working with our team of data scientists to analyze the data we currently have and start making correlations with the intent to enhance the patient experience. This approach will continue to advance and develop as funds allow.

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

Our Canada operations secured $84,000 of government financial relief under the Canadian Emergency Wage Subsidy in 2020, which is available monthly until May 2022, which was used to return the salaries of many of our Canadian non-management employees back to their full amount. There was no relief received in the nine months ended December 31, 2021.

We cannot predict what the next stages of the COVID-19 pandemic will be, after the Delta and Omicron variants offset gains from increased worldwide vaccinations.

Results of Operations

Three Months Ended December 31, 2021 and 2020

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended December 31, 2021 and 2020, respectively:

	Three Months Ended
	December 31,
	2021		2020
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$183,262	100%	$180,409	100%	$2,853	2%
Cost of revenues	50,394	27	9,581	5	40,813	426
Gross profit	132,868	73	170,828	95	(37,960)	(22)
Operating expenses
Sales and marketing	567,300	310	326,342	181	240,958	74
Research and development	368,095	201	460,822	255	(92,727)	(20)
General and administrative	725,300	396	1,070,243	593	(344,943)	(32)
Impairment of goodwill & intangible assets	5,200,608	2,838	7,182,053	3,981	(1,981,445)	(28)
Total operating expenses	6,861,303	3,744	9,039,460	5,011	(2,178,157)	(24)
Loss from operations	(6,728,435)	(3,671)	(8,868,632)	(4,916)	2,140,197	(24)
Interest expense, net	249,096	136	79,183	44	169,913	215
Other expense, net	6,314	3	3,066	2	3,248	106
Total other expense	255,410	139	82,249	46	173,161	211
Net loss	$(6,983,845)	(3,811)%	$(8,950,881)	(4,961)%	$1,967,036	(22)%

Revenues

Total revenues for the three months ended December 31, 2021 decreased by $3,000, or 2%, to $183,000, as compared to revenues of $180,000 for the three months ended December 31, 2020.

	Three Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Product	$88,699	$68,250	$20,449	30%
Subscriptions	51,000	50,250	750	1
Service, extended warranty & other	43,563	61,909	(18,346)	(30)
Total revenues	$183,262	$180,409	$2,854	2%

The change in total revenues was attributable to a number of factors:

●	While one unit was sold in each period, product revenue increased in the 2021 period compared to the 2020 period as our 2021 sale was a direct sale as compared to a sale through the distribution model in the 2020 period.
●	Subscription revenue includes InMotion Connect Pulse solutions subscriptions and remained consistent with the 2020 period.
●	Our service, extended warranty and other revenues decreased due to a reduced number of service calls during the 2021 period and less units under warranty during the 2021 period.

Cost of Revenues

	Three Months Ended
	December 31 30,
			$	%
	2021	2020	Change	Change
Cost of revenues	$50,394	$9,581	$40,813	426%
Cost of revenues (as a percentage of total revenues)	27%	5%

Total cost of revenues increased $41,000, or 426%, to $50,000 for the 2021 period, as compared to $10,000 for the 2020 period. The increase is due to an adjustment made in the 2020 period to decrease the warranty reserve in conjunction with less unit sales due to the COVID-19 pandemic.

Sales and Marketing

	Three Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Sales and marketing	$567,300	$326,342	$240,958	74%
Sales and marketing (as a percentage of total revenues)	310%	181%

Sales and marketing expenses increased $0.2 million, or 74%, to $0.6 million for the 2021 period, as compared to $0.3 million for the 2020 period. The increase was due to higher consulting and personnel related expenses related to our commercial and marketing initiatives as we grow our sales pipeline.

Research and Development

	Three Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Research and development	$368,095	$460,822	$(92,727)	(20)%
Research and development (as a percentage of total revenues)	201%	255%

Research and development expenses decreased $0.1 million, or 20%, to $0.4 million for the 2021 period, as compared to $0.5 million for the 2020 period. The decrease was due to a $0.1 million decrease in personnel related expenses as our research and development headcount was reduced due to the COVID-19 pandemic.

General and Administrative

	Three Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
General and administrative	$725,300	$1,070,243	$(344,943)	(32)%
General and administrative (as a percentage of total revenues)	396%	593%

General and administrative expenses decreased $0.3 million, or 32%, to $0.7 million for the 2021 period, as compared to $1.1 million for the 2020 period. Personnel related expenses decreased by $0.1 million associated with a reduction in our headcount due to the COVID-19 pandemic. Professional service fees were reduced by $0.2 million associated with a decrease in legal fees and other corporate overhead costs as we reduce our general and administrative costs to align to the needs of our business.

Impairment of Goodwill & Intangible assets

	Three Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Impairment of goodwill & intangible assets	$5,200,608	$7,182,053	$(1,981,445)	(28)%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	2,838%	3,981%

Due to the continued impact of the COVID-19 pandemic, we experienced a slowdown in business during the three-month period ended December 31, 2021, and we determined there are events and changes in circumstances that indicate our goodwill and other intangible assets are impaired. Accordingly, at December 31, 2021, we evaluated the fair value of the goodwill and other intangible assets. Based on this evaluation, we determined that certain intangible assets were fully impaired and recorded an impairment charge of $918,000 in the three months ended December 31, 2021. Further, we determined that the goodwill with the carrying value of $4.3 million was fully impaired and recorded an impairment charge of $4.3 million.

As noted in our significant accounting policies, we have one reporting unit and its carrying value was compared to its estimated fair value. At December 31, 2021, the Company considered various valuation approaches to estimate its fair value, including an income approach and an asset approach.

The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value. Fair values were based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital. The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 25%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

The adjusted book value method, a form of the asset approach, was used to estimate the fair value by subtracting the market value of the non-debt liabilities from the market value of the assets. Since the value indication we derived from the income approach was below the value indicated from the asset approach, the Company relied on the asset approach to determine the fair value for the goodwill and intangible asset impairment test.

Based on our significant accounting policy we monitor our intangible assets annually and more regularly as factors and other indicators warrant to determine if any impairment of these assets is needed.

Interest Expense, net

	Three Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Interest expense, net	$249,096	$79,183	$169,913	215%
Interest expense, net (as a percentage of total revenues)	136%	44%

The interest expense for the three month period ending December 31, 2021 increased by $0.2 million due to more debt outstanding during the period leading to more interest expense than in the 2020 period.

Other expense (income), net

	Three Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Other expense (income), net	$6,314	$3,066	$3,248	106%
Other expense (income), net (as a percentage of total revenues)	3%	2%

Other expense (income) increased by $3,000, or 106%, for the 2021 period as compared to the 2020 period due primarily to the foreign currency impact of changes in the exchange rate between the Canadian dollar and the US dollar.

Nine Months Ended December 31, 2021 and 2020

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the nine months ended December 31, 2021 and 2020, respectively:

	Nine Months Ended
	December 31,
	2021		2020
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$1,082,450	100%	$730,698	100%	$351,752	48%
Cost of revenues	261,823	24	142,183	19	119,640	84
Gross profit	820,627	76	588,515	81	232,112	39
Operating expenses
Sales and marketing	1,335,730	123	799,207	109	536,523	67
Research and development	634,147	59	1,264,647	173	(630,500)	(50)
General and administrative	2,222,044	205	3,713,183	508	(1,491,139)	(40)
Impairment of goodwill & intangible assets	5,200,608	480	7,182,053	983	(1,981,445)	(28)
Total operating expenses	9,392,529	868	12,959,090	1,774	(3,566,561)	(28)
Loss from operations	(8,571,902)	(792)	(12,370,575)	(1,693)	3,798,673	(31)
Interest expense, net	576,576	53	265,566	36	311,010	117
Other (income), net	(445,732)	(41)	(50,562)	(7)	(395,170)	782
Total other expense	130,844	12	215,004	29	(84,160)	(39)
Net loss	$(8,702,746)	(804)%	$(12,585,579)	(1,722)%	$3,882,833	(31)%

Revenues

Total revenues for the nine months ended December 31, 2021 increased by $0.4 million, or 48%, to $1.1 million, as compared to revenues of $0.7 million for the nine months ended December 31, 2020.

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Product	$781,512	$497,351	$284,162	57%
Subscriptions	163,750	57,000	106,750	187
Service, extended warranty & other	137,188	176,347	(39,159)	(22)
Total revenues	$1,082,450	$730,698	$351,752	48%

The change in total revenues was attributable to a number of factors:

●	Product revenue increased by $0.3 million due to 8 units being shipped in the nine months ended December 31, 2021 as compared to 4 units in the nine month period ended December, 2020.

●	The increase in our subscription sales is due to our InMotion Connect Pulse solutions subscriptions that were sold. This product was launched in June 2020.
●	Our service, extended warranty and other revenues decreased due to less units under warranty during the 2021 period.

Cost of Revenues

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Cost of revenues	$261,823	$142,183	$119,640	84%
Cost of revenues (as a percentage of total revenues)	24%	19%

Total cost of revenues increased $0.1 million, or 84%, to $0.3 million for the 2021 period, as compared to $0.1 million for the 2020 period. The increase was associated with selling more units in the 2021 period as compared to the 2020 period as well as an adjustment made in the 2020 period to decrease the warranty reserve in conjunction with less unit sales due to the COVID-19 pandemic.

Sales and Marketing

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Sales and marketing	$1,335,730	$799,207	$536,523	67%
Sales and marketing (as a percentage of total revenues)	123%	109%

Sales and marketing expenses increased $0.5 million, or 67%, to $1.3 million for the 2021 period, as compared to $0.8 million for the 2020 period. The increase was due to higher consulting and personnel expenses related to our commercial and marketing initiatives as we grow our sales pipeline.

Research and Development

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Research and development	$634,147	$1,264,647	$(630,100)	(50)%
Research and development (as a percentage of total revenues)	59%	173%

Research and development expenses decreased $0.6 million, or 50%, to $0.6 million for the 2021 period, as compared to $1.3 million for the 2020 period. The decrease was due to a decrease in personnel related expenses as our research and development headcount was reduced due to the COVID-19 pandemic.

General and Administrative

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
General and administrative	$2,222,044	$3,713,183	$(1,491,139)	(40)%
General and administrative (as a percentage of total revenues)	205%	508%

General and administrative expenses decreased $1.5 million, or 40%, to $2.2 million for the 2021 period, as compared to $3.7 million for the 2020 period. Share based compensation expense decreased by $0.5 million associated with a reduction in our headcount due to the COVID-19 pandemic. Personnel related costs decreased by $0.3 million and professional service fees were reduced by $0.7 million associated with a decrease in legal fees, consulting, and other corporate overhead costs as we reduce our general and administrative costs to align to the needs of our business.

Impairment of Goodwill & Intangible assets

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Impairment of goodwill & intangible assets	$5,200,608	$7,182,053	$(1,981,445)	(28)%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	480%	983%

Due to the continued impact of the COVID-19 pandemic, we experienced a slowdown in business during the three-month period ended December 31, 2021, and we determined there are events and changes in circumstances that indicate our goodwill and other intangible assets are impaired. Accordingly, at December 31, 2021, we evaluated the fair value of the goodwill and other intangible assets. Based on this evaluation, we determined that certain intangible assets were fully impaired and recorded an impairment charge of $918,000 in the three months ended December 31, 2021. Further, we determined that the goodwill with the carrying value of $4.3 million was fully impaired and recorded an impairment charge of $4.3 million.

As noted in our significant accounting policies, we have one reporting unit and its carrying value was compared to its estimated fair value. At December 31, 2021, the Company considered various valuation approaches to estimate its fair value, including an income approach and an asset approach.

The income approach is based on the present value of future cash flows, which are derived from long term financial forecasts, and requires significant assumptions and judgement including among others, a discount rate and a terminal value. Fair values were based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 25%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.

The adjusted book value method, a form of the asset approach, was used to estimate the fair value by subtracting the market value of the non-debt liabilities from the market value of the assets. Since the value indication we derived from the income approach was below the value indicated from the asset approach, the Company relied on the asset approach to determine the fair value for the goodwill and intangible asset impairment test.

Based on our significant accounting policy we monitor our intangible assets annually and more regularly as factors and other indicators warrant to determine if any impairment of these assets is needed.

Interest Expense, net

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Interest expense, net	$576,576	$265,566	$311,010	117%
Interest expense, net (as a percentage of total revenues)	53%	36%

The interest expense for the nine month period ending December 31, 2021 increased by $0.3 million due to more debt outstanding during the period leading to more interest expense than in the 2020 period.

Other (income), net

	Nine Months Ended
	December 31,
			$	%
	2021	2020	Change	Change
Other (income), net	$(445,732)	$(50,562)	$(395,170)	782%
Other (income), net (as a percentage of total revenues)	(41)%	(7)%

For the nine month period ending December 31, 2021 other (income) consisted of the extinguishment of the PPP loan associated with the forgiveness from the federal government of $0.5 which was partially offset by the foreign currency impact of changes in the exchange rate between the Canadian dollar and US dollar. In the 2020 period, we received Canadian government grants relating to the COVID-19 pandemic, used for payroll in Canada (CEWS) which was partially offset by the foreign currency impact of changes in the exchange rate between the Canadian dollar and US dollar.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits and forgivable loans received from the U.S. and Canada governments. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At December 31, 2021, our cash and cash equivalents were $3.4 million. Our cash and cash equivalents are predominantly cash in operating accounts.

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

Cash Flows

Net cash used in operating activities was $2.8 million for the nine months ended December 31, 2021, and resulted primarily from $8.7 million in net loss and $0.5 million relating to the extinguishment of the PPP loan offset by $5.2 million in impairment expense and approximately $1.0 million in depreciation and amortization, interest expense and stock-based compensation expense. Net changes in working capital items increased cash from operating activities by approximately $0.2 million, primarily related to a decrease in accounts receivable due to cash collection efforts. Net cash used in investing activities was $13,000 for the nine months ended December 31, 2021 related to the purchase of equipment. Net cash provided by financing activities during the nine months ended December 31, 2021 was $5.5 million, related to proceeds received from the 2021 notes and term loan.

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

The remainder of our critical accounting policies and the related judgments and estimates affecting the preparation of our condensed consolidated financial statements are included in our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no other material changes to our critical accounting policies as of December 31, 2021.

A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. There have been no material changes to our critical accounting policies as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 9, 2022

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Financial Officer and Interim Chief Executive Officer
(Principal Executive Officer & Principal Financial and Accounting Officer)