Form 10-K
period 2022-03-31
Bionik Laboratories Corp.
filed 2022-06-09
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, at September 30, 2021 was $942,816.

The number of shares of the registrant’s common stock outstanding as of June 6, 2022 was 6,767,114 shares of common stock, par value $0.001 per share.

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

SUMMARY OF RISK FACTORS

We have prepared the following summary of the principal risks to our business and the risks associated with ownership of our common stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	Our future prospects are not certain and may not be successful.
●	We cannot predict when we will achieve profitability.
●	There is substantial doubt on our ability to continue as a going concern.
●	Business or economic disruptions or global health concerns have and may continue to seriously harm our business.
●	We are subject to significant accounts payable and other current liabilities.
●	We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate; and such capital may substantially dilute the interests of existing stockholders.
●	We may never complete the development of any of our proposed products or product improvements into marketable products.
●	Customers will be unlikely to buy any of our proposed, developmental, or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.
●	Our products may not be accepted in the market.
●	The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.
●	We are subject to extensive governmental regulations relating to the manufacturing, labeling, and marketing of our products.
●	We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.
●	If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse effect on our business.
●	Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.
●	Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition, and results of operations.
●	Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.
●	Unsuccessful clinical trials or procedures relating to products under development could have a material adverse effect on our prospects.

●	Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.
●	If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
●	The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
●	We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange.
●	We may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms
●	An active and visible public trading market for the Company’s Common Stock may not develop and the market for our common stock is limited.
●	The market price for our Common Stock may be volatile.
●	As our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
●	Our Amended and Restated Certificate of Incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
●	The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.
●	The loss of our key executives could have a significant impact on us.
●	Our acquisition of companies or technologies could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.
●	Product defects could adversely affect the results of our operations.
●	We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.
●	Our operations in international markets involve inherent risks that we may not be able to control.
●	Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.
●	We do not expect to pay cash dividends on our common stock.

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

Based on this foundational work, the Company has two InMotion products currently on the market, which are focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals.

The InMotion therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. They are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to improve neurorecovery. We offer the following products:

●	InMotion ARM; and
●	InMotion ARM/HAND.

The Company commenced developing a next generation home version of the InMotion upper-body rehabilitation technology. The Company intends to continue development of new products when the Company has sufficient funds and resources. We may in the future further augment our product portfolio through technology acquisition opportunities should they become available and if we are sufficiently capitalized to undertake these investments.

The InMotion ARM, and InMotion ARM/HAND are robotic therapies for the upper limbs. InMotion robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. Approximately 450 of our clinical robotic products for stroke rehabilitation have been sold in over 15 countries, including the United States. In addition to these fully developed, clinical rehabilitation solutions, we also commenced developing “InMotion HomeTM”, which is an upper extremity product that allows the patient to extend their therapy for as long as needed while rehabilitating at home. This rehabilitation solution is being developed on the same design platform as the InMotion clinical products. We intend to continue development of “InMotion Home” when we have sufficient funds and resources.

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

With the collaboration of outside partners we developed a leading custom software solution called InMotion Connect in 2020. InMotion Connect is designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion Connect provides the ability for hospital management to access remotely to management dashboards presenting the anonymized utilization data of each of their InMotion robotic devices and their robotic devices’ productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital system, a patient’s progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that this software platform will ensure the HL7 compliant InMotion Connect will seamlessly feed data through various existing hospital protocols, providing practitioners protected patient data and treatment results.

In December 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion ARM Interactive Therapy System for each future inpatient rehabilitation facilities of Kindred, during the four-year minimum term of the Agreement. As of March 31, 2022, 30 InMotion robots have been sold in total to Kindred.

We have worked with industry leaders in manufacturing and design and have also expanded our development team through partnerships with researchers and academia.

We have also entered into an agreement with Cogmedix Inc., a wholly owned subsidiary of Coghlin Companies, a medical device development and manufacturing company located in West Boylston, MA, to produce InMotion robots. The initial agreement is for turnkey, compliant manufacturing with the capability of scaling faster production to meet increased volume as the Company grows. In addition, our Massachusetts based quality assurance system is compliant with ISO-3485:2016 (valid until April 2024), MDD 93/42/EEC Annex-II (valid until May 2024), and FDA regulations governing products.

We currently hold an intellectual property portfolio that includes 5 issued U.S. patents and 3 U.S. pending patent applications, as well as other patents under development. We may file provisional patent applications from time to time, and may, where deemed advisable, pursue non-provisional patent applications within 12 months of the filing date of such provisional patent applications. Additionally, we hold exclusive licenses to three additional patents.

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

Corporate Information

We were incorporated on January 8, 2010 in the State of Colorado under the name Strategic Dental Management Corp. On July 16, 2013, we changed our name from Strategic Dental Management Corp. to Drywave Technologies, Inc. and changed our state of incorporation from Colorado to Delaware. Effective February 13, 2015, we changed our name to Bionik Laboratories Corp.

Our global headquarters are located at 80 Coolidge Hill Road, Watertown, MA, USA 02472, telephone number 617-926-4800. Our website is www.bioniklabs.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Products in Market

InMotion Robots

Our suite of robotic rehabilitation products are the result of medical engineering research and original development at the Newman Laboratory for Biomechanics and Human Rehabilitation at the Massachusetts Institute of Technology (MIT).

We believe that our robotic products have exceptional capacity for measurement and immediate interactive response, which sets them apart from other therapy systems. Several of these factors include:

●	The patient can be set up to rehabilitate on the InMotion robots within 2 minutes;
●	InMotion robots sense the patient’s movement and responds to a patient’s continually changing ability; and
●	InMotion robots use artificial intelligence that help guide the patient’s exercise treatment.

Artificial intelligence within the robot assists the patient to initiate movement towards the target. If coordination is a problem, the artificial intelligence within the robot “guides” the movement, allowing the patient to move towards the target and confirming that the patient is practicing the movement the correct way. As the patient gains movement control, the artificial intelligence within the robot provides reduced assistance that continually challenges the patient.

InMotion robots have been tested by leading medical centers in controlled clinical trials, including large randomized controlled clinical studies. Through research, we have determined that the best way to optimize robot therapy is by allowing the robots to focus on reducing impairments and allowing the therapist to assist on translating the gains into function.

We believe that our modular systems approach to neuro-rehabilitation is designed to optimize the use of robotics in a manner that is consistent with the latest clinical research and neuroscience, taking into account the latest understanding on motor learning interference and motor memory consolidation.

Approximately 450 InMotion robots have been sold for research and rehabilitation in over 15 countries, including the United States. Extensive research has shown the InMotion robots to be effective at patient rehabilitation, particularly those recovering from strokes. Based on clinical trials using the InMotion ARM, the American Heart Association (AHA) Stroke council and the U.S. Department of Veterans Affairs recommended, in 2010, the use of robot-assisted therapy to improve upper extremity motor coordination in individuals with some voluntary finger extension in outpatient and chronic care settings. In the trial conducted by the Department of Veterans Affairs, results demonstrated efficacy and a reduction in healthcare expenses when using the InMotion ARM when compared to non-robotic therapy.

InMotion ARM

The InMotion ARM is an evidence-based intelligent interactive rehabilitation technology that senses patient movements and limitations, providing assistance as needed in real time. It allows clinicians to effectively deliver optimum intensive sensor motor therapy to the shoulder and elbow to achieve the development of new neural pathways and helps patients regain motor function following a neurological condition or injury. In 2018, we launched a new version of the InMotion ARM, which has a 40% smaller footprint than the previous generation and has wireless report printing, among other improvements. The product is characterized as a Class II medical device by the U.S. Food and Drug Administration (FDA) and is listed with the FDA as 510(k) exempt, allowing the product to be marketed in the United States. The CE mark for the InMotion ARM was renewed under the Medical Devices Directive 93/42/EEC Annex-II Section 3 through May 2024.

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

In January 2019, we announced the commercial launch of our newest generation InMotion ARM/HAND robotic system for clinical rehabilitation of stroke survivors and those with mobility impairments due to neurological conditions. The improved new generation InMotion ARM/HAND was developed according to the same principals of motor learning and neuro plasticity that were incorporated into the original InMotion ARM robotic system and utilizes artificial intelligence and data analysis to provide individualized therapy and reports that empower and inform patients. It includes the following features:

●	Enhanced hand-rehabilitation technology: The updated hand robot provides therapy focused on hand opening and grasping for patients ready to retrain reach and grasp functional tasks.
●	InMotion EVAL: The InMotion ARM/HAND offers the ability to assess hand movements in a precise and objective manner, allowing the clinician to better measure and quantify a patient’s progress and response to therapy.
●	Improved, comprehensive reporting: Optimized report formats provide improved documentation of patient outcomes, improved ease of use and enhanced interpretation of evaluation results, allowing clearer indications of progress over their complete rehabilitation journey, all on one screen.

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

Since the launch of InMotion Connect, the solution was sold and deployed in approximately 30 hospitals in the U.S. The deployment follows a pilot program with Kindred participating in an initiative to use data to empower on-site and hospital system-wide decision making to drive better technology adoption. Cloud-based data analytics were combined with our clinical specialists to collaboratively partner with local staff to drive optimal use of InMotion technology, while the resulting data was utilized by both local and corporate hospital management to support better utilization of the robots as well as improved patient outcomes.

InMotion Connect has been designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion Connect provides the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Upon further advancement and development as funds permit, and through further customization with each hospital systems, a patient’s progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. With this further development, the HL7 compliant InMotion Connect is expected to seamlessly feed data through various existing hospital protocols, providing practitioners protected patient data and treatment results.

During 2021, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. During the year ended March 31, 2022, we continued to move this strategy forward by working with our team of data scientists to analyze the data we currently have and start making correlations with the intent to enhance the patient experience. This approach will continue to advance and develop as funding permits.

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

While we own the ARKE exoskeleton technology, we have ceased further development of this technology and product.

We have exclusively licensed the rights to manufacture and sell products and methodologies covered by a patent for a lower limb robotic rehabilitation apparatus and method for rehabilitating gait, owned in part by Dr. Hermano Igo Krebs, one of our former directors and executive officers; however, this product has not yet been developed.

We may from time to time expand our product offerings and enhance the strength of our Company through internal development, as well as through strategic and accretive partnerships or acquisitions.

Competition and Competitive Advantage

The medical technology equipment industry is characterized by strong competition and rapid technological change. There are several companies developing technologies that are competitive to our existing and proposed products, many of them, when compared to our Company, have significantly longer operational history and greater financial and other resources.

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

Robotic technology and its use is an accepted treatment inclinical settings is still determined to be a rapidly growing industry and is regulated by medical device regulatory agencies (such as the US Food and Drug Administration). We believe that we will face challenges of increased regulatory scrutiny, possible changes in regulatory requirements, meeting quality control standards of various government regulators, increased competition in the future based on other new technologies, additional features and customizability, reduced pricing, clinical outcomes and other factors. Our strength in this market will depend on our ability to achieve market acceptance, develop new technologies, develop new products, implement production plans, develop marketing strategies, secure regulatory approvals, secure necessary data for reimbursement, protect our intellectual property and have sufficient funding to meet all these challenges.

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

Market Strategy

The Company’s current products are designed to be rehabilitation products and mobility solutions for patients in hospitals and clinics. We currently have two robotic products sold that are listed with the FDA, which are the products sold through our own sales team in the United States, as well as through a third party distributor model around the world. Our business plan in part relies on broad adoption of rehabilitation products to provide neuro rehabilitation to individuals who have suffered a neurological injury or disorder.

The sales of our clinical and proposed products could depend, in part, on the extent to which healthcare providers and facilities or individual users are reimbursed by government authorities, private insurers and other third-party payers for the costs of our products or the services performed with our products.

The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products are purchased by customers and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products. The effect of the change at the end of 2019 under certain US government plans to reimburse SNF’s (Skilled Nursing Facilities) followed by IRF’s (Inpatient Rehabilitation Facilities) based on outcome and quality data is still being assessed.

The Company has committed to a commercial strategy to maximize its efforts to position its solutions within individual rehabilitation clinics with additional emphasis on multi-location, high patient volume rehabilitation organizations. The Company believes its robotic systems are a good match to the patient care and business objectives relevant to these larger organizations operating on a regional or national basis.

Outside of the US, our focus is to use distributors to sell in local markets and we currently have a distributor in South Korea. As a result of the termination of our cooperative joint venture in China in fiscal 2021, we are evaluating our China strategy. Our efforts to penetrate the European market are supported by having attained and renewed the CE marking which signifies that InMotion Arm and InMotion Arm/Hand products sold in the European Economic Area (EEA) have been assessed to meet high safety health and environmental protection requirements. To this point we maintain our inventory in Woburn Massachusetts, Watertown Massachusetts and in Paris France. Our market strategy also relies on identifying and entering into joint venture arrangements with third parties that can assist us with the development, commercialization and distribution of our technologies and products outside of the EU to include the Middle East, Asia Pac and South American Markets

We currently sell our robots or can introduce customers to a third-party finance company to lease at a monthly fee over term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities. Additionally, we have the ability to offer a rental program to customers.

For instance, we have entered a relationship with Curexo Inc. of South Korea to distribute our InMotion robots to that market.

Intellectual Property

We use intellectual property developed, acquired or licensed, including patents, trade secrets and technical innovations to provide our future growth and to build our competitive position. We currently hold an intellectual property portfolio that includes 4 issued U.S. patents and 3 U.S. pending patent applications, as well as other patents under development. As we continue to expand our intellectual property portfolio, it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that we will have sufficient funds to do so or that competitors will not infringe on our patent rights or otherwise create similar or non- infringing competing products that are technically patentable in their own right.

Our patents and pending patents are as follows:

Patent	Status
Robotics	Filed US
Algorithms & Control Systems	Issued in US
Sensory Technology	Issued in US
Robotics	Issued in US
Robotics	Issued in US
Robotics	Issued in US

Provided all maintenance fees are timely paid, the earliest issued patent is set to expire in 2033. We may file U.S. provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

We have also taken steps to protect our brand in key jurisdictions by filing for and registering various trademarks. More specifically, we have:

●	registered the trademark InMotion in the U.S., U.K. and the European Union;
●	registered the trademark InMotion Connect in the U.K. and the European Union and have a pending application for the same mark in the U.S.;
●	a pending trademark application for InMotion Pulse in the United States;
●	registered the trademark InMotion Insights in the U.K. and the European Union;
●	the registered trademark InMotion Home in the U.K. and the European Union and have a pending application for the same in the U.S.; and
●	registered the trademark ARKE in the European Union,

These trademarks are to be used in association with the robots and software that Bionik develops and sells related to this product line.

In addition, we acquired licenses to the following U.S. patents on April 21, 2016:

Patent #	Description	Date	Expiration
7,618,381	Wrist and Upper Extremity Motion (MIT License)	11/17/09	10/27/2024

7,556,606	Pelvis Interface: key components for effective motor neuro- Rehabilitation of lower extremities (MIT License)	07/07/09	05/17/2027

IMT entered into an Agreement, executed in December 1999, to license two of the above-referenced patents from MIT with a royalty of 3% on sales within the United States and 1.5% for sales outside the United States, with a minimum annual royalty of $10,000. To date, we have not determined whether we intend to commercialize the patent relating to the pelvis.

We have to date and will continue to enter non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers, investors, financial partners and others to attempt to limit access to, use and disclosure of our proprietary information.

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Boston on a full- time basis or hired as per diem consultants. InMotion robots are based on research and development originally done at MIT. Our InMotion Wrist product is based on a patent that we license from MIT.

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

For the fiscal years ended March 31, 2022 and March 31, 2021, the Company incurred $1.0 million and $1.5 million, respectively, in research and development costs. Research and development expenses have decreased due to pauses in R&D projects due to certain employees being furloughed or having their hours reduced driven by the global pandemic during the fiscal years ended March 31, 2022 and March 31, 2021.

As a result of steps we have taken to address the decrease in revenue caused by the COVID-19 pandemic, we have reduced working on our research and development projects to focus on the further enhancements of the InMotion Connect platform, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their InMotion robotic devices productivity, as well as the artificial intelligence and machine learning analysis based on the data collected by InMotion Connect.

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

U.S. Regulation

Under the U.S. Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The InMotion robots are classified as Class II 510(k) exempt products. Our manufacturing facility in Boston is compliant with ISO 13485:2016 (valid until April, 2024), and FDA regulations governing the InMotion ARM and InMotion ARM/HAND.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. InMotion robots have also been designated as Class IIa devices in the EU and are compliant with MDD 93/42/EEC Annex-II (valid until May, 2024). Whether or not we obtain FDA clearance for the marketing, sale and use of a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The process varies from country to country, and the time may be longer or shorter than that required by the FDA.

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

Employees and Human Capital Resources

As of June 6, 2022, we had 12 full-time employees and 4 consultants who are based in our Toronto, Canada and Watertown, Massachusetts facilities. These employees oversee day-to-day operations of the Company supporting management, engineering, research and development, sales and marketing and administration functions of the Company. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. We provide our employees base wages and salaries that we believe are competitive and consistent with employee positions. As a result of the COVID-19 pandemic and our responses, including furloughs, layoffs, and salary reductions and deferrals, and decreases in revenue, we have experienced unprecedented challenges in retaining sufficient workforce to grow our business, and we can give no assurance that our remaining employees will not terminate their employment with us. Many of our remaining employees have effectively worked remotely since 2020 and continue to do so. We will need to hire additional employees as and if funds permit.

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

Risks Related to our Business and Finances

Our future prospects are not certain and may not be successful.

The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties, and complications encountered in connection with a launching a relatively new product. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues. It is difficult to accurately forecast future revenues because the robotics market in general, and the robotics market for therapy in particular, have not been fully developed, and we can give no assurance that our products will continue to fuel revenue growth. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue we expect to generate as a result of our products. As a result, the failure to generate revenues would immediately and adversely affect the business, financial condition, and operating results of the Company.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We began generating revenues after April 2016 as a result of the acquisition of IMT and the sale of the InMotion robots, and we do not anticipate generating significant revenues from other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. Although we sold 9 InMotion robots during the fiscal year ended March 31, 2022 and 7 InMotion robots for the fiscal year ended March 31, 2021, we are unable to determine when we will generate significant recurring revenues from the future sale of any of our products to achieve profitability, if ever. The COVID-19 pandemic has caused significant disruptions in our sales cycles, and we can give no assurance that our revenues will increase to pre-pandemic levels, or to levels necessary to achieve profitability. Our inability to become profitable has forced us to curtail or temporarily discontinue certain of our research and development programs such as our lower body robotic assistive device, and may force us to do so with other commercialization programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2022, we had an accumulated deficit of $95.4 million.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our fiscal 2022 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended March 31, 2022, we have sustained losses and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing.

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

Broad-based business, economic disruptions or global health concerns could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and spread around the world. The outbreak resulted in extended shutdowns as a result of COVID-19 of businesses around the world. We believe the scope and severity of business shutdowns or disruptions has been significant, and as we and the third parties with whom we engage, including our suppliers and customers and other third parties with whom we conduct business or intend to conduct business, experience shutdowns or other business disruptions, our ability to conduct our business has been materially and negatively impacted. These recent global health concerns materially impacted our planned customers and sales. Despite the distribution of COVID-19 vaccines, new and occasionally more virulent variants of the virus that causes COVID-19, including the Delta and Omicron variants, have emerged and there is significant uncertainty as to how countries will respond to such outbreaks, including whether there will be future partial or total shutdowns, which would adversely affect our business.

As a result of COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold. This, along with our typically long sales cycle, and limited interaction with our potential customers as we were unable to visit facilitates for demonstrations of our products, has affected our ability to generate revenues over the past two fiscal years, resulting in, among other events, the following:

●	At the beginning of fiscal 2021, we furloughed three employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most Canadian employees were returned to their normal base salary. Senior management’s salaries were restored in December 2020 until March 2021 when certain senior management salaries were reduced between 30-50% for 3 months.
●	The Company has reduced working on its research and development projects to focus on the further enhancements of InMotion ConnectTM, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their InMotion robotic devices productivity, as well as the artificial intelligence and machine learning analysis based on the data collected by InMotion Connect.

We are subject to significant accounts payable and other current liabilities.

We have accounts payable and accrued liabilities of approximately $1.2 million as of March 31, 2022. We also incur indebtedness from time to time to fund operations, which have historically been converted into equity but in the future may be required to be repaid at maturity. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We have not historically generated sufficient cash flow from operations to enable us to repay indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be required to be used to service such indebtedness.
●	a high level of indebtedness could increase our vulnerability to general adverse economic and industry conditions.
●	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments.
●	a high level of indebtedness may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing.
●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry, if any; and
●	any ability to convert or exchange such indebtedness for equity in the Company can cause substantial dilution to existing stockholders of the Company.

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

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to product rollouts, technology and design improvements as well as to dates for achieving development goals and regulatory approvals, among other things. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our commercial products, may decline to purchase such products or may opt to pursue alternative products. Due to our current budgeting constraints, the pandemic and evolving timelines on our products in development, we are changing or delaying some of the timelines and milestones for our other technologies being developed.

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

The Company’s InMotion robots have been characterized as Class II devices by the FDA.

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

The InMotion robots, and we believe certain other products under development, are or will be categorized as a Class II device in the U.S. Class II devices require a 510(k) premarket submission to the US FDA. However, the FDA has not made any determination about whether our proposed medical products are Class II medical devices and, from time to time, the FDA may disagree with the classification of a new Class II medical device and require the manufacturer of that device to apply for approval as a Class III medical device. In the event that the FDA determines that our medical products should be reclassified as a Class III medical device, we could be precluded from marketing the devices for clinical use within the United States for months, years or longer, depending on the specific changes to the classification. Reclassification of our products as Class III medical devices could significantly increase our regulatory costs, including the timing and expense associated with required clinical trials and other costs.

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

The current presidential administration and Congress may pursue significant changes to the current healthcare laws although the Biden Administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on our industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.

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

We own 5 issued U.S. patents and 3 U.S. pending patent applications, as well as other patents under development. We also have exclusive licensing rights to three patents of which one relates to components of our InMotion robots. We intend to continue to seek legal protection, primarily through patents, trade secrets and contractual provisions, for our proprietary technology, as cash flow allows. Such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Seeking patent protection is a lengthy and costly process, which we can give no assurance of success and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated, or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture, or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States and Canada.

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

Our executive officers, directors, and their affiliated entities together beneficially own approximately 38% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over virtually all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange.

We cannot assure you that the Company’s common stock or other securities will ever be listed on any national securities exchange. As of May 26, 2022 our common stock commenced trading on the OTCPink tier of the OTC Marketplace, from the OTCQB tier. If our Common Stock remains quoted on the OTC Marketplace, whichever the tier, rather than being listed on a national securities exchange, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock. Similarly, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock since the Company’s common stock moved from the OTCQB market to the OTCPink market.

We may not be able to establish a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms

We have been unable to establish a liquid market for the Company’s common stock. Moreover, few security analysts of brokerage firms provide coverage of the Company, which will likely continue unless we successfully uplist to a national securities exchange, of which we can give no assurance of success. Furthermore, we believe that investment banks are less likely to agree to underwrite secondary offerings on behalf of the Company or our stockholders due to our becoming a public reporting company not by means of an initial public offering of common stock and our lack of a liquid market, all of which has had a material adverse effect on the Company.

We cannot predict whether an active market for the Company’s Common Stock will ever develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;
●	Market visibility for shares of the Company’s Common Stock may be limited; and
●	A lack of visibility for shares of the Company’s Common Stock may have a depressive effect on the market price for shares of the Company’s Common Stock.

The Company’s Common Stock is quoted on the OTCPink tier of the OTC Marketplace. These markets are relatively unorganized, interdealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE. No assurances can be given that our Common Stock will ever actively trade on such markets. In any of these events, there could remain a highly illiquid market for the Company’s common stock and you may be unable to dispose of your common stock at desirable prices or at all.

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

The market price for our Common Stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	Actual or anticipated fluctuations in our quarterly or annual operating results;
●	Changes in financial or operational estimates or projections;
●	Conditions in markets generally;
●	Changes in the economic performance or market valuations of companies similar to ours;
●	Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	Our intellectual property position; and
●	General economic or political conditions in the United States, Canada or elsewhere.

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

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is currently and may in the future continue to be less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	Make a special written suitability determination for the purchaser;
●	Receive the purchaser’s prior written agreement to the transaction;
●	Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and
●	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

As a result of the COVID-19 pandemic, we were forced to curtail our research and development budget to $1.0 million for the fiscal year ended March 31, 2022 from $1.5 million for the fiscal year ended March 31, 2021. We can give no assurance that we will generate sufficient revenue or raise sufficient additional capital during the fiscal year ending March 31, 2023 to increase or stabilize our research and development budget, the failure to do so could result in a material adverse effect in our prospects and ability to bring new and next generation products to market.

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

We may encounter difficulties in successfully integrating our operations, technologies, services, and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. For instance, we diverted some resources from our existing technologies under development to focus on the InMotion robots acquired from IMT in April 2016. We have consolidated accounting, finance, and administration in Watertown, Massachusetts office. If we elect to further consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

End-user satisfaction or performance problems with any acquired business, technology, service, or device, including the InMotion robots, could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results, and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted, and our operating results and prospects may be harmed.

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

Our business plan includes the marketing and sale of our existing and proposed products in international markets. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

●	macroeconomic conditions adversely affecting geographies where we intend to do business;
●	Any continued impacts from the COVID-19 pandemic or any other global health crisis;
●	foreign currency exchange rates;
●	political or social unrest or economic instability in a specific country or region;
●	higher costs of doing business in foreign countries;
●	infringement claims on foreign patents, copyrights, or trademark rights;
●	difficulties in staffing and managing operations across disparate geographic areas;
●	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;
●	trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

●	adverse tax consequences;
●	unexpected changes in legal and regulatory requirements;
●	military conflict, terrorist activities, natural disasters, and medical epidemics; and
●	our ability to recruit and retain channel partners in foreign jurisdictions.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Our principal executive office is in premises of approximately 9,300 square feet of leased space at 80 Coolidge Hill Road, Watertown, Mass. 02472. We also lease 3,655 square feet at 483 Bay Street, N105, Toronto, Ontario Canada M5G 2C9. The facilities have been leased on our behalf by Ryerson University and we receive a subsidy on lease payments to the University. We have given notice that we intend to exit the lease in Toronto, Canada in October of 2022 and consolidate our offices in the Watertown,

Massachusetts facility. We are also renting additional storage space. Otherwise, we believe these facilities are adequate for our current needs.

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

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCPink tier of the OTC Marketplace under the symbol “BNKL”. The following table sets forth for the periods indicated, the high and low sale prices per share of our common stock as reported on OTCPink tier marketplace.

Quarterly Period Ended	High	Low
March 31, 2022	$0.90	$0.38
December 31, 2021	$2.42	$0.70
September 30, 2021	$2.86	$1.31
June 30, 2021	$3.00	$1.26

March 31, 2021	$4.50	$1.24
December 31, 2020	$1.50	$1.10
September 30, 2020	$1.95	$0.75
June 30, 2020	$4.00	$1.13

On June 6, 2022, the closing price per share of our common stock was $1.00, as reported on OTCPink tier marketplace. As of June 6, 2022 6,767,114 shares of common stock were issued and outstanding, which were held by 318 holders of record and 112,440 exchangeable shares were issued and outstanding, which were held by 20 holders of record.

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

Equity Compensation Plan Information

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 15% of our common stock and common stock reserved for issuance from the Exchangeable Shares are reserved for issuance under the 2014 Plan, and options for the purchase of 510,469 shares of our common stock have been granted and are outstanding as of March 31, 2022. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2022 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

(c)
Number of
securities
remaining
available for
	(a)		future
	Number of	(b)	issuance
	securities	Weighted-	under
	to be Issued	average	equity
	upon	exercise price	compensation
	exercise of	of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Equity compensation plans approved by security holders	510,469	$5.20	258,556
Equity compensation plans not approved by security holders:
Executive stock options	266,796	$8.82	—
Total	777,265		258,556

ITEM 6 – RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company as of March 31, 2022 and 2021. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

Business Developments

In December 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion ARM Interactive Therapy System for each similar future facility of Kindred, during the four-year minimum term of the Agreement. As of March 31, 2022, 30 InMotion robots have been sold in total to Kindred.

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

During 2021, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. During the fiscal year ended March 31, 2022, we continued to move this strategy forward by working with our team of data scientists to analyze the data we currently have and start making correlations with the intent to enhance the patient experience. This approach will continue to advance and develop as funds permit.

On July 15, 2021, we commenced a refinancing of our existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million. Pursuant to the terms of the offering, we were offering for sale up to $10.0 million in convertible notes to accredited investors and non-U.S. persons. As a result, we issued an aggregate of $8.3 million in principal of convertible notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt. All of these convertible notes were converted on March 31, 2022, into 946,194 shares of our common stock.

Covid-19 Pandemic

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold or has been significantly curtailed. This, along with our typically long sales cycle, has affected our ability to generate revenues in recent months. As a result, we took the following steps to address the decrease in revenue, as follows:

●	At the beginning of fiscal 2021, we furloughed three employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to a salary deferral of between 30-50%. Additionally, our senior management agreed to a salary deferral of between 30-50%. Our remaining employees in the U.S. received base salary reductions of between 30%-50%. In Canada, our remaining employees received a reduction in base salary and hours of 45%. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most Canadian employees were returned to their normal base salary. Senior management’s salaries were restored in December 2020 until March 2021, when certain senior management salaries were reduced between 30%-50% for 3 months.
●	On May 6, 2020, our U.S. subsidiary received funding in the original principal amount of $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan was funded by Bank of America, N.A. pursuant to the terms of a Promissory Note dated as of May 1, 2020. We have used the proceeds from this funding for eligible purposes, including to retain workers and maintain payroll or make mortgage interest payments, lease payments, and utility payments. We applied for forgiveness of this debt with the SBA and as of May 23, 2021, have received forgiveness of the loan and all interest.
●	Our Canada operations secured $84,000 of government financial relief under the Canadian Emergency Wage Subsidy (CEWS), which is available monthly until June 2021, which was used to return the salaries of many of our Canadian non-management employees back to their full amount.
●	The Company has reduced working on its research and development projects to focus on the further enhancements of InMotion ConnectTM, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their InMotion robotic devices productivity, as well as the artificial intelligence and machine learning analysis based on the data collected by InMotion Connect.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of new variants, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Revenues

We generate revenues primarily from sales of our InMotion Arm, InMotion Arm/Hand and InMotion Connect devices, as well as various parts and accessories, which we refer to collectively as our product sales. We also generate revenues from services, including product warranty revenues, and from subscriptions sales from InMotion Connect solutions. Our business model generally does not involve separate contracts entered into at or near the same time; nor does our business model involve incremental future discounts offered to the same customer. We do not offer a right of cancellation, termination, refund or return. During the year ended March 31, 2022, we derived approximately 68% of our revenues from product sales, 17% from the subscription sales associated with our Pulse solutions and 15% of our revenues from the sale of services and extended warranties. During the year ended March 31, 2021, we derived approximately 72% of our revenues from product sales, 19% of our revenues from the sale of services and extended warranties and 9% from the subscription sales associated with our Pulse solutions.

We recognize revenue from sales of our products, parts and accessories in accordance with the Accounting Standards Codification, or ASC, Revenue Recognition Topic 606. We recognize revenue from sales of our products, parts and accessories when title and risk of ownership has been transferred, which is upon shipment, provided there are no uncertainties regarding customer acceptance, and the following factors are present:

●	Identification of the contract with the customer;
●	Identification of the performance obligation in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligation in the contract; and
●	Recognition of revenue when, or as, the performance obligation is satisfied

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, which may include share-based compensation, for employees engaged in sales, marketing and support of our products, trade show, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

Research and Development Expenses

Our research and development expenses consist of salaries and other personnel-related expenses, which may include share-based compensation, for employees primarily engaged in research, development and engineering activities, materials used and other overhead expenses incurred in connection with the design and development of our products and, from time to time, expenses associated with collaborative research and development agreements that we may enter into. We expense all of our research and development costs as incurred.

General and Administrative Expenses

Our general and administrative costs include payroll, employee benefits, and other personnel-related costs, which include share-based compensation, associated with administrative and support staff, as well as legal and accounting costs, insurance costs, and other administrative fees.

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

Results of Operations

Fiscal Year Ended March 31, 2022 Compared to the Fiscal Year Ended March 31, 2021

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the fiscal year ended March 31, 2022 and 2021, respectively:

	Year Ended March 31,
	2022		2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Revenues, net	$1,273,712	100%	$1,193,430	100%	$80,282	7%
Cost of revenues	320,454	25	269,632	23	50,822	19
Gross profit	953,258	75	923,798	77	29,460	3
Operating expenses
Sales and marketing	1,920,749	151	1,025,404	86	895,345	87
Research and development	998,516	78	1,544,918	129	(546,402)	(35)
General and administrative	2,806,584	220	4,508,748	378	(1,702,164)	(38)
Impairment of goodwill & intangible assets	5,200,608	408	7,182,053	602	(1,981,445)	(28)
Total operating expenses	10,926,457	858	14,261,123	1,195	(3,334,666)	(23)
Loss from operations	(9,973,199)	(783)	(13,337,325)	(1,118)	3,364,126	(25)
Interest expense, net	825,209	65	405,279	34	419.930	104
Other (income), net	(390,414)	(31)	(122,147)	(10)	(268,267)	220
Total other expense (income)	434,795	34	283,132	24	151,663	54
Net loss	$(10,407,994)	(817)%	$(13,620,457)	(1,141)%	$3,212,463	(24)%

Revenues

Total revenues for the year ended March 31, 2022 increased by $0.1 million, or 7%, to $1.3 million, as compared to revenues of $1.2 million for the year ended March 31, 2021.

	Year Ended March 31,
	2022	2021	$ Change	% Change
Product	$870,213	$862,301	$7,912	1%
Subscriptions	222,250	106,500	115,750	109
Service, extended warranty & other	181,249	224,629	(43,380)	(19)
Total revenues	$1,273,712	$1,193,430	$80,282	7%

The change in total revenues was attributable to a number of factors:

●	We sold nine units in the year ended March 31, 2022 as compared to seven units in the year ended March 31, 2021, resulting in product revenues increasing by $7,900, or 1%. Our average selling price per unit decreased during the 2022 period as compared to the 2021 period as we had more sales through the distributor model in the fiscal 2022 period.

●	The increase in our subscription sales is due to a full year of InMotion Connect™ solutions subscriptions vs. a partial year in the year ended March 31, 2021 as this product was launched in June 2020. Additionally, our active subscriptions grew from 22 in the 2021 period to 26 in the 2022 period.
●	Our service, extended warranty and other revenues decreased approximately 19% primarily due to less units under warranty in the period ended March 31, 2022 as compared to the March 31, 2021 period.

Cost of Revenues

	Year Ended March 31,
	2022	2021	$ Change	% Change
Cost of revenues	$320,454	$269,632	$50,822	19%
Cost of revenues (as a percentage of total revenues)	25%	23%

Total cost of revenues increased by 51,000, or 19%, and remained consistent at $0.3 million for both periods presented. The slight increase is due to an adjustment made in the 2021 period to decrease the warranty reserve in conjunction with the lower number of units sold due to the COVID-19 pandemic.

Sales and Marketing

	Year Ended
	March 31,		$	%
	2022	2021	Change	Change
Sales and marketing	$1,920,749	$1,025,404	$895,345	87%
Sales and marketing (as a percentage of total revenues)	151%	86%

Sales and marketing expenses increased by $0.9 million, or 87%, to $1.9 million for the 2022 period, as compared to $1.0 million for the 2021 period. The increase was due to a $0.8 million increase in consulting spend, personnel related expenses and marketing supporting costs related to our commercial and marketing initiatives as we grow our sales pipeline. Our tradeshow and sales related travel expenses increased by approximately $0.1 million from the 2021 period as our team attended tradeshows and increased travel as COVID restrictions were reduced in the second half of the fiscal 2022.

Research and Development

	Year Ended
	March 31,		$	%
	2022	2021	Change	Change
Research and development	$998,516	$1,544,918	$(546,402)	(35)%
Research and development (as a percentage of total revenues)	78%	129%

Research and development expenses decreased $0.5 million, or 35%, to $1.0 million for the 2022 period, as compared to $1.5 million for the 2021 period. The decrease was due to a $0.5 million decrease in consulting and personnel related expenses as our headcount was reduced due to the COVID-19 pandemic.

General and Administrative

	Year Ended
	March 31,		$	%
	2022	2021	Change	Change
General and administrative	$2,806,584	$4,508,748	$(1,702,164)	(38)%
General and administrative (as a percentage of total revenues)	220%	378%

General and administrative expenses decreased $1.7 million, or 38%, to $2.8 million for the 2022 period, as compared to $4.5 million for the 2021 period. Share based compensation expense decreased by $0.5 million and personnel related expenses decreased by $0.5 million associated with a reduction in our headcount due to the COVID-19 pandemic. Professional service fees were reduced by $0.7 million associated with a decrease in legal fees, consultants, and accounting fees.

Impairment of Goodwill & Intangible Assets

	Year Ended
	March 31,		$	%
	2022	2021	Change	Change
Impairment of goodwill & intangible assets	$5,200,608	$7,182,053	$(1,981,445)	(28)%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	408%	602%

Due to the continued impact of the COVID-19 pandemic, we experienced a slowdown in business during the third quarter of the fiscal year ended March 31, 2022, and we determined there are events and changes in circumstances that indicate our goodwill and other intangible assets are impaired. Accordingly, during the third quarter of the fiscal year ended March 31, 2022, we evaluated the fair value of the goodwill and other intangible assets. Based on this evaluation, we determined that certain intangible assets were fully impaired and recorded an impairment charge of $0.9 million during the year ended March 31, 2022. Further, we determined that the goodwill with the carrying value of $4.3 million was fully impaired and recorded an impairment charge of $4.3 million.

As noted in our significant accounting policies, we have one reporting unit and its carrying value was compared to its estimated fair value. During the third quarter of the fiscal year ended March 31, 2022, we considered various valuation approaches to estimate its fair value, including an income approach and an asset approach.

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

During the fiscal year ended March 31, 2021, following the decline of Company sales associated with the global pandemic, we determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, during the third quarter of the fiscal year ended March 31, 2021, we evaluated the ongoing value of our goodwill and other intangible assets. Based on this evaluation, we determined that the intangible assets were no longer recoverable and were in fact impaired and recorded an impairment charge of $0.4 million during the year ended March 31, 2021. Further, we determined that the goodwill with the carrying value of $11.1 million was impaired and recorded an impairment charge to the estimated fair value of $6.8 million in the year ended March 31, 2021. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the weighted average cost of capital.

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

Interest Expense, net

	Year Ended
	March 31,		$	%
	2022	2021	Change	Change
Interest expense, net	$825,209	$405,279	$419,930	104%
Interest expense, net (as a percentage of total revenues)	65%	34%

The interest expense for both periods represents the interest associated with the loans and convertible notes that the company has with certain of its shareholders. Interest expense, net increased by $0.4 million due to more debt outstanding during the 2022 period leading to more interest expense than in the 2021 period.

Other (income), net

	Year Ended
	March 31,		$	%
	2022	2021	Change	Change
Other (income), net	$(390,414)	$(122,147)	$(268,267)	220%
Other (income), net (as a percentage of total revenues)	(31)%	(10)%

For the year ending March 31, 2022 other (income), net consists primarily of the extinguishment of the PPP loan associated with the forgiveness from the federal government of $0.5 million, which was partially offset by the foreign currency impact of changes in the exchange rate between the Canadian dollar and US dollar. For the year ending March 31, 2021 other (income), net consists the CEWS relief from the Canadian authorities associated with the COVID-19 pandemic relief bill partially offset by the foreign currency impact of changes in the exchange rate between the Canadian dollar and US dollar.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits received from the Government of Canada. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At March 31, 2022, our cash and cash equivalents were $2.0 million. Our cash and cash equivalents are predominantly cash in operating accounts.

Based on our current burn rate, we need to raise additional capital in the short term to fund operations, and meet expected future liquidity requirements, or we will be required to curtail or terminate some or all of our product lines or our operations. We are continuously in discussions to raise additional capital, which may include or be a combination of convertible or term loans and equity which, if successful, will enable us to continue operations in the short or medium term; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital.

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

During the year ended March 31, 2021, we received $1.5 million, in addition to a $70,000 previously loaned to us, pursuant to a $7.0 million convertible note offering. The convertible notes bore interest at a fixed rate at 1% per month. The convertible loans with a balance of $1.7 million converted into 181,463 shares of common stock on the March 31, 2021 maturity date, at a conversion price of $9.50 per share in conjunction with the terms of the convertible note offering.

On February 24, 2021, we entered into a Term Loan and Security Agreement where we may borrow up to $3.0 million from lenders from time to time. We borrowed $0.5 million on February 24, 2021 and another $0.5 million on March 18, 2021 from existing shareholders. The loan bears interest at a fixed rate of 1% per month. The principal amount and interest on the loan will be due and payable on the earlier of (i) February 12, 2023 and (ii) the date of receipt of a minimum of $3.0 million from a subsequent financing. As noted below, on July 15, 2021, $1.1 million of outstanding principal and accrued unpaid interest from the term loan agreement was refinanced and consolidated by the Company.

Additionally, in May 2020 we received funding of $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act. We applied for forgiveness and received it as of May 23, 2021 for the whole loan and interest in accordance with applicable law.

In March 2020, we received a $2.0 million loan from an existing shareholder. As noted below, on July 15th 2021, $2.2 million of outstanding principal and accrued unpaid interest from the shareholder loan was refinanced and consolidated by the Company.

On July 15, 2021, we commenced a refinancing of our existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million (the “2021 Offering”). Pursuant to the terms of the 2021 Offering, we offered for sale up to $10.0 million in convertible promissory notes (the “2021 Notes”) to accredited investors and non-U.S. persons. As a result, we issued an aggregate of $8.3 million in principal of 2021 Notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt. Under our existing term loan and security agreement as well as the existing shareholder loan as mentioned above, a portion of the outstanding principal and unpaid interest were used as consideration to acquire 2021 Notes in the 2021 Offering and, as a result and with the option exercises described below, the term loan agreement and the existing shareholder loan were deemed paid in full and terminated. Accordingly, an aggregate of $1.1 million in outstanding principal and accrued unpaid interest under the term loan agreement was used to purchase a like amount of 2021 Notes in the 2021 Offering and an aggregate of $2.2 million in outstanding principal and accrued and unpaid interest under the shareholder loan was used to purchase a like amount of 2021 Notes in the 2021 Offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise outstanding options of certain debtholders.

Pursuant to the terms of the 2021 Offering, we issued an aggregate of $5.0 million in principal of additional 2021 Notes, which was purchased for cash. On March 31, 2022, the 2021 notes were converted into 946,194 shares of our common stock.

Cash Flows

Net cash used in operating activities was $4.1 million for the year ended March 31, 2022, and resulted primarily from $10.4 million in net loss offset by approximately $1.3 million in depreciation and amortization, interest expense and stock-based compensation expense as well as a $5.2 million in impairment of our goodwill and intangible assets for the period. Other income of $0.5 million decreased cash from operating activities due to the extinguishment of debt related to our loan from the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act. Net changes in working capital items increased cash from operating activities by approximately $0.2 million, primarily related to a decrease in accounts receivable associated with payments collected from our customers. An increase in inventory of $0.5 million due to completion of robots by our manufacturing partner was offset by a decrease in prepaid expenses of $0.5 million due primarily to lower prepaid materials. Net cash used in investing activities was approximately $0.1 million for purchases of equipment in the 2022 period. Net cash provided by financing activities during the year ended March 31, 2022 was $5.5 million, related to proceeds received from the term loan and 2021 notes.

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

Risks and Uncertainties

The Company has considered the impact of COVID-19 on its consolidated financial statements. Management believes that although the major negative impact of the COVID-19 pandemic seems to be behind us, we still cannot say for certain that we have future adverse effects. Despite the distribution of COVID-19 vaccines, new and occasionally more virulent variants of the virus that causes COVID-19, including the Delta and Omicron variants, have emerged and there is significant uncertainty as to how countries will respond to such outbreaks, including whether there will be future partial or total shutdowns, which would adversely affect our business. These impacts could include but may not be limited to risks and uncertainty related to ability of our sales and marketing personnel and distributors to access our customer base and reduced demand. Consequently, these may negatively impact our results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject us to future risk of long-lived assets impairments and increased reserves for uncollectible accounts.

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

Revenue from the sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale and shipment of product or service provided has been incurred. We perform a review of each specific customer’s credit worthiness and ability to pay prior to acceptance as a customer.

Allowance for doubtful accounts

We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated credit risk by supplying products to customers with pre- approved capital expenditure budgets or rental credit, and by actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. There was no allowance for doubtful accounts needed for the periods ending March 31, 2022, and March 31, 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at actual cost, on the first-in first-out basis. We have finished goods inventory recorded based on actual cost from our outsourced manufacturing partner and raw materials at cost in our Watertown facility.

Warranty Reserve and Deferred Warranty Revenue

We provide a one-year warranty as part of its normal sales offering. When products are sold, we provide a warranty reserve, which, based on our historical experience are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $9,000 at March 31, 2022 and $46,000 at March 31, 2021. We also sell extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period.

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

As of April 1, 2021 and for the year ended March 31, 2022, management has updated and adopted the below foreign currency translation policy:

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

We have adopted ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity evaluates its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Under ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment if further testing is necessary entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value.

We have concluded that Bionik represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill was impaired by $4.3 million and $6.8 million during the year ended March 31, 2022 and March 31, 2021.

Stock-Based Compensation

We follow the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units, or RSUs, to be recognized in the statement of operations based on their fair values at the date of grant. The fair value of performance-based stock options is determined based on the fair market value of our common stock on the grant date. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, we review our actual forfeiture rates periodically and align our stock compensation expense with the share-based payments that are vesting.

We use the Black-Scholes option pricing model to estimate the fair value of stock options. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. We granted 273,500 and 76,902 options during the years ended March 31, 2022 and 2021, respectively. Our expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company adopted ASU 2019-12 during the year ended March 31, 2022 and this new guidance did not have a material impact on the consolidated balance sheet and consolidated statement of operations and comprehensive loss.

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

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2022 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

As of March 31, 2021, management identified and disclosed a material weakness related to lack of segregation of duties with internal accounting control functions which was due to limited resources in the accounting department. As of March 31, 2022, management concluded that our internal control over financial reporting was effective as the Company improved its internal control structure by performing the following:

●	Hiring an experienced Chief Financial Officer that has worked in various public companies and understands financial reporting under internal controls.
●	Using third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities.
●	Expanding the accounting staff during fiscal 2022.

There were no other changes in our internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. -DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Andre Auberton-Herve	60	Chairman of the Board
Remi Gaston -Dreyfus	66	Director
P. Gerald Malone	71	Director
Joseph Martin	74	Director
Charles Matine	63	Director
Audrey Thevenon	44	Director
Michal Prywata (1)	30	Director
Rich Russo Jr.	41	Interim Chief Executive Officer; Chief Financial Officer
Loren Wass	58	Chief Commercial Officer
(1)	Mr. Prywata resigned as an executive officer as of April 13, 2021. Mr. Prywata remains a director on our board.

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

Remi Gaston-Dreyfus: Director. Mr. Gaston-Dreyfus has been a director of the Company since September 1, 2017. Since 2007, Mr. Gaston-Dreyfus has been the CEO and Founder of GDG Investissements S.A.S. in Paris, a developer of and investor in real estate assets in Paris. Prior to 2007, Mr. Gaston-Dreyfus was a shareholder, Chairman and CEO of the Photo-Journalism group A.G.I. (including Gamma Press Agency). Mr. Gaston-Dreyfus was a co-founder of a Parisian law firm in 1984 and was a French lawyer until 1992. We believe that Mr. Gaston-Dreyfus is qualified to serve as a member of the Board of Directors due to his experience as an entrepreneur and his legal training.

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

Joseph Martin: Director. Joseph Martin has served as a member of our board of directors since 2018 and is the chair of the Audit Committee. Mr. Martin is also the board Chairman of Azenta Life Sciences, and a board member and audit chair of Allegro Microsystems. Mr. Martin has previously served on the publicly traded company boards of Brooks Automation where he was the board Chairman, Collectors Universe where he was the chair of the Nominating and Governance Committee, Co-Chairman of Fairchild Semiconductor International, Inc. and the Vice Chairman of its board of directors, Soitec Semiconductor where he was chair of the Audit Committee, and ChipPac Ltd. where he was chair of the Audit Committee. Mr. Martin also serves on the board of trustees of Embry-Riddle Aeronautical University. Mr. Martin received a B.S. in Aeronautics in 1974 and was awarded an honorary Ph.D. in 2018, both from Embry-Riddle Aeronautical University. Mr. Martin received an M.B.A. from the University of Maine in 1976. Mr. Martin holds an Executive Masters Professional Certification from the American College of Corporate Directors, a director education and credentialing organization and he is also a member of the National Association of Corporate Directors. We believe Mr. Martin’s extensive public company board experience and his business experience make him well qualified to serve as a member of our board of directors.

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

Audrey Thevenon, Ph.D.: Director. Dr. Thévenon serves as a Senior Program Officer on the Board of Life Sciences at the National Academies of Sciences, Engineering and Medicine (“NASEM”), a private, nonprofit institution that provides high-quality, objective advice on science, engineering, and health matters. Since she joined NASEM in 2014, Dr. Thévenon supports collaborative regional and international activities at the intersection of infectious disease research and policy decision intended explicitly at promoting transdisciplinary research in global health. From February 2012 to July 2014, Dr. Thévenon was a Postdoctoral Fellow at the Uniformed Services University of the Health Sciences in Bethesda, MD. Dr. Thévenon has also completed a Postdoctoral Fellowship at the University of Hawaii in placental pharmacology. Dr. Thévenon has a Ph.D. and an MS both in Biology from Georgetown University, as well as an MS in Cell Biology & Physiology and a BS in Life Sciences and Environment from the University of Rennes 1 in France. We believe that Dr. Thévenon is qualified as to serve as a member of the Board of Directors because of her experience in medicine and scientific innovation and policy.

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

Rich Russo Jr: Interim Chief Executive Officer; Chief Financial Officer. Mr. Russo Jr. has served as the Company’s Chief Financial Officer since November 2020 and the Interim Chief Executive Officer since July 2021. He has over 20 years of finance and accounting leadership experience and holds a CPA. From 2017-2020, Mr. Russo, Jr. served as Vice President of Finance and U.S. Chief Financial Officer of ICarbonX, where he was responsible for the merger of 3 companies, fundraising, and the ultimate dissolution of the U.S. companies. From 2007-2016, Mr. Russo, Jr. held various key leadership roles for NASDAQ listed companies in life sciences, pharmaceutical and medical device industries. Mr. Russo Jr. served as Corporate Controller for Pieris Pharmaceuticals, Inc., a clinical stage biotechnology company, Juniper Pharmaceuticals, a woman’s health company focused on developing therapeutics and Cynosure, a medical device company focused on aesthetic treatment systems. In each of these roles, Mr. Russo, Jr. was responsible for all finance activities and SEC reporting along including partnering closely with the business leaders to ensure effective and efficient financial procedures throughout the organization. Mr. Russo, Jr. started his career in 2005, where he served as an auditor at Pricewaterhouse Coopers in the assurance group.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2022, except for (a) Mr. Auberton-Herve, who failed to file a Form 4 showing four transactions and (b) Mr. Gaston-Dreyfus, who failed to timely file a Form 4 showing four transactions and a Form 4 showing one transaction.

Code of Business Conduct and Ethics Policy

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors which as of June 6, 2022 is comprised of Messrs. Auberton-Herve, Dusseux, Gaston-Dreyfus, Martin, Malone, Matine, Prywata, and Dr. Thevenon.

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

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	The director or a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
●	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, Messrs. Martin, Malone, Matine, Gaston-Dreyfus and Dr. Thevenon are considered independent directors.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that was paid or awarded to our named executive officers for the periods indicated.

							Option	Non-Equity
						Stock	Awards	Incentive Plan	All Other
Name and Principal	Salary			Bonus		Awards	(3)	Compensation	Compensation		Total
Position	Year (1)	($)		($)(2)		($)	($)	($)	($)		($)
Eric Dusseux (4)	2022	94,813		—		—	—	—	—		94,813
Chief Executive Officer	2021	379,203	(8)	147,016	(8)	—	—	—	7,640		533,859

Rich Russo Jr. (5)	2022	270,779		25,174		—	164,203	—	2,650		426,806
Interim Chief Executive Officer & Chief Financial Officer	2021	89,353		—		—	80,747	—	—		170,100

Loren Wass	2022	237,904		75,000		—	112,890	—	2,500		428,294
Chief Commercial Officer	2021	246,875	(9)	11,667	(9)	—	—	—	1,000		259,542

Michal Prywata (6)	2022	130,643		—		—	—	—	128,750	(10)	259,393
Former Chief Technology Officer	2021	159,448		—		—	—	—	10,525		169,973
(1)	“2022” represents the fiscal year ended March 31, 2022 and “2021” represents the fiscal year ended March 31, 2021.
(2)Reflects bonus amounts paid in the fiscal years ended March 31, 2022 and March 31, 2021 for bonuses earned in the fiscal years ended March 31, 2021 and March 31, 2020, respectively.
(3)For assumptions made in such valuation, see Note 10 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-19
(4)Dr. Dusseux resigned effective July 14, 2021 from his role as Chief Executive Officer and Board member.
(5)On November 30, 2020, Rich Russo Jr. was hired as our Chief Financial Officer with a base salary of $265,000. Effective July 14, 2021, Rich Russo Jr. assumed the role of Interim Chief Executive Officer; Chief Financial Officer.

(6)Mr. Prywata resigned as an executive officer as of April 13, 2021.
(8)Includes $130,221 which represents deferred salary amounts and $147,016 of deferred bonuses. The obligations of which have been forgiven and satisfied and personally assumed by Remi Gaston-Dreyfus, a director.
(9)Includes $50,000 which represents deferred salary amounts and $11,667 of deferred bonuses. The obligations of which have been forgiven and satisfied and personally assumed by Remi Gaston-Dreyfus, a director.
(10)The Company paid Mr. Prywata $128,750 for consulting services subsequent to his termination of employment with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2022.

Option Awards
		Number of Securities		Number of Securities
		Underlying		Underlying		Option	Option
		Unexercised Options		Unexercised Options		Exercise	Expiration
Name	Option Grant Date	Exercisable		Un-Exercisable		Price	Date
Eric Dusseux	September 1, 2017	27,145	(1)	—		$24.15	September 1, 2027
	May 31, 2019	110,855	(1)	—		$3.16	May 31, 2026
	July 26, 2019	19,293	(1)	—		$3.595	July 26, 2026
	July 26, 2019	57,880	(1)	—		$3.595	July 26, 2026

Michal Prywata	December 14, 2015	2,667	(2)	—		$150.00	December 14, 2022
	January 24, 2018	3,333	(2)	—		$23.25	January 24, 2025

Rich Russo Jr.	November 30, 2020	76,902		—		$1.21	November 30, 2027

	October 14, 2021	14,667	(3)	65,333	(3)	$2.10	October 14, 2028

Loren Wass	September 3, 2019	3,333	(4)	1,667	(4)	$3.20	September 3, 2026
	October 14, 2021	13,750	(5)	41,250	(5)	$2.10	October 14, 2028
1.	The Company entered into a Separation Agreement, dated as of July 14, 2021, with Dr. Eric Dusseux. The Company’s May 31, 2019 option grant to Dr. Dusseux is exercisable through, and the termination date is extended through, July 26, 2026. In addition, all other options granted to Dr. Dusseux shall continue in accordance with their terms, except that all unvested options as of the separation date have lapsed and shall not be exercisable.
2.	Upon Mr. Prywata’s resignation in April 2021, these options previously granted remain exercisable as Mr. Prywata still serves on our Board of Directors.
3.	On October 14, 2021, Mr. Russo was granted 80,000 shares which vests over time and based on performance, between October 14, 2021 and October 14, 2023.
4.	The remaining shares vest as follows: 1,667 on September 3, 2022.
5.	The remaining shares vest as follows: 13,750 on October 14, 2022, 13,750 on October 14, 2023, and 13,750 on October 14, 2023.

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

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2022 we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2022.

Director Compensation

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during the fiscal year ended March 31, 2022.

	Fees
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	in	Stock	Option	Plan	Compensation	All Other
Name	Cash(1)	Awards(1)	Awards	Compensation	Earnings	Compensation	Total
Andre Auberton-Herve	$180,000	—	—	—	—	—	180,000
Remi Gaston Dreyfus	$50,000	—	—	—	—	—	50,000
P. Gerald Malone	$50,000	—	—	—	—	—	50,000
Joseph Martin	$50,000	—	—	—	—	—	50,000
Charles Matine	$50,000	—	—	—	—	—	50,000
Audrey Thevenon	$50,000	—	—	—	—	—	50,000
(1)	The director fees payable in cash were recorded as an accrued liability by the Company as of March 31,2022.

Other than Mr. Auberton-Herve’s annual fee as Chairman of $180,000, our non-employee directors are entitled to receive an annual cash payment of up to $50,000, as well as reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also are eligible for stock option grants.

Employment Agreements

Eric Dusseux

The Company entered into a Separation Agreement, dated as of July 14, 2021, with Dr. Eric Dusseux, the Company’s Chief Executive Officer, pursuant to which, among other things, the Company and Dr. Dusseux agreed to end their employer-employee relationship.

Pursuant to the terms of the Separation Agreement, Dr. Dusseux resigned from all employment and officer positions with the Company and its subsidiaries, including as a director of the Company.

The Company’s May 31, 2019 option grant to Dr. Dusseux is exercisable through, and the termination date is extended through, July 26, 2026. In addition, all other options granted to Dr. Dusseux shall continue in accordance with their terms, except that all unvested options as of the separation date have lapsed and shall not be exercisable.

The Separation Agreement provides for customary mutual general releases and confidentiality and non-disparagement provisions. In addition, the restrictive covenants in Dr. Dusseux’s employment agreement dated September 1, 2017, as amended, shall continue in accordance with their respective terms. Except as specifically set forth in and pursuant to the Separation Agreement, the Company has no obligation to pay any other salary, wages, bonuses, commissions, incentive compensation, vacation or severance to Dr. Dusseux.

The Company shall retain certain indemnity obligations in favor of Dr. Dusseux, as specified in the Separation Agreement.

Rich Russo Jr.

The Company entered into an employment agreement with Mr. Russo Jr. dated November 30, 2020, and as amended on October 15, 2021, and it provides him with a base compensation of $265,000 and an annual bonus of up to 40% of the base salary, payable based on performance in the previous fiscal year. The bonus is determined based on the achievement of the Employee’s objectives that are agreed to with the board of directors for each fiscal year. Mr. Russo Jr.’s employment agreement also allowed for an option to purchase an aggregate of 76,902 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan.

In the event of termination of employment caused by his death, his resignation without good reason, by the Company with or without cause, by Mr. Russo Jr.’s resignation with good reason, or by the Company without cause or by his resignation with good reason within six months after a change in control, Mr. Russo Jr. will be entitled to the following:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of June 6, 2022 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group, as adjusted to reflect the one-for-one hundred fifty reverse stock split.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission (the “SEC”); this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before August 5, 2022 (60 days after June 6, 2022) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

		% of
		Shares of
	Shares of Common	Common
	Stock	Stock
	Beneficially Owned	Beneficially
Name of Beneficial Owner	(1)	Owned
Remi Gaston-Dreyfus (2)(3)	1,697,239	23.21%
Andre Auberton–Herve (4)	481,196	6.58%
Olivier Dassault	693,963	9.49%
Celeste Management SA	943,272	12.90%
SFP Capital	610,022	8.34%
Eric Michel Dusseux (5)	215,173	2.94%
Rich Russo Jr. (5)	91,569	1.25%
Michal Prywata (6)	55,976	*
P. Gerald Malone (5)	50,723	*
Audrey Thevenon (5)	50,723	*
Charles Matine (5)	50,723	*
Joseph Martin (5)	50,723	*
Loren Wass (5)	17,083	*
All directors and executive officers as a group (10 persons)	2,743,652	37.52%
*	Less than 1%
(1)	Based on 7,313,240 shares outstanding at June 6, 2022. In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before August 5, 2022, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.
(2)	Such shares include Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:
●	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Company’s going public transaction;
●	Have dividend entitlements and other attributes corresponding to the Common Stock;

●	Be exchangeable, at each holder’s option, for Common Stock; and
●	Upon the direction of our Board of Directors, be exchanged for Common Stock on the 10-year anniversary of the first closing of the Company’s 2015 offering, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(3)	Includes (i) options to acquire 1,667 shares of Common Stock which have vested or which will vest within 60 days of June 6, 2022, (ii) an aggregate of 17,476 Exchangeable Shares held through Lombard International Assurance SA, (iii) warrants to purchase an aggregate of 39,056 shares of Common Stock held through Lombard International Assurance SA and GD Holdings, (iv) 81,775 shares of our Common Stock owned by Lombard International Assurance SA, and (v) 1,535,065 shares of our Common Stock owned by GD Holdings. Mr. Gaston-Dreyfus may be deemed to share voting and investment power over the shares beneficially owned by Lombard International Assurance SA and RGD Investissements.
(4)	Includes (i) warrants to purchase 10,671 shares of Common Stock held through Star SCI, (ii) an aggregate of 38,313 options to acquire Common Stock held through 4A Consulting and Engineering, (iii) 63,881 options to acquire Common Stock which have vested or which will vest within 60 days of June 6, 2022, (iv) 273,160 shares of our Common Stock owned by Star SCI, and (v) 10,693 shares of our Common Stock owned by 4A Consulting and Engineering. Mr. Auberton-Herve may be deemed to share voting and investment power over the shares beneficially owned by Star SCI and 4A Consulting and Engineering.
(5)	Represents options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 6, 2022.
(6)	Includes 6,000 options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 6, 2022.

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

Transactions with Related Parties

Since April 1, 2020 through March 31, 2022, entities controlled by Mr. Gaston-Dreyfus have made the following loans to the Company:

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

On April 24, 2021, the Company borrowed $300,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity.

On June 18, 2021, the Company borrowed $200,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity

On July 15, 2021, in conjunction with the 2021 convertible promissory note offering, we consolidated the above mentioned loan agreements from an affiliate of Mr. Gaston-Dreyfus totaling $1.1 million in principle and accrued interest. Accordingly, an aggregate of $0.7 million in outstanding principal and accrued unpaid interest under the above-mentioned loan agreements was used to purchase a like amount of 2021 Notes in the 2021 Offering and the remaining $0.4 million of the outstanding principal and accrued and unpaid interest under the above mentioned loan agreements was applied towards the purchase price to exercise outstanding options whereby RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus received 120,759 shares of our common stock.

On March 31, 2022 pursuant to the terms of our 2021 convertible promissory notes, we converted $8.9 million in principal and interest into 946,194 shares of our common stock. RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus received 77,887 shares of our common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the fiscal year ended March 31, 2022, with management and have reviewed related written disclosures of MNP LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended March 31, 2022.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended March 31, 2022 and 2021 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the years ended March 31, 2022 and 2021 and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2022	2021
Audit Fees	$80,413	$126,291
Audited related fees	83,384	98,930
Tax Fees	35,915	19,301
All Other Fees	15,826	17,094
Total Fees	$215,538	$261,616

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

10.17*	Employment Agreement of Loren Wass, dated as of September 3, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 4, 2019)
10.18	Form of Equity Compensation Agreement – Non-Management Director (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.19*	Equity Compensation Agreement, dated October 15, 2019, with Eric Dusseux (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.20**	Distribution Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on, January 28, 2020)
10.21	Promissory Note dated March 23, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.22	Allonge to Convertible Promissory Note dated March 27, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.24	Form of Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.25	Allonge to Convertible Promissory Note dated June 3, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.26	Employment Agreement with Rich Russo Jr. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 30, 2020)
10.28	Allonge to Promissory Note, dated December 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2020)
10.29	Term Loan and Security Agreement dated February 12, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 25, 2021)

10.32	Separation Agreement with Dr. Eric Dusseux, dated as of July 14, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2021)
10.33	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 21, 2021)
10.34*	First Amendment to Employment Agreement with Rich Russo Jr. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2021)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on April 15, 2014)
21.1	List of Subsidiaries (Incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)

31.1	Certificate of Interim Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Interim Chief Executive Officer and Chief Financial Officer

Dated: June 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rich Russo Jr.	Interim Chief Executive Officer and Financial Officer (principal executive, financial and accounting officer)	June 9, 2022
Rich Russo Jr.

/s/ Andre Auberton	Chairman of the Board	June 9, 2022
Andre Auberton

/s/ Michal Prywata	Director	June 9, 2022
Michal Prywata

/s/ Remi Gaston Dreyfus	Director	June 9, 2022
Remi Gaston Dreyfus

/s/ P. Gerald Malone	Director	June 9, 2022
P. Gerald Malone

/s/ Joseph Martin	Director	June 9, 2022
Joseph Martin

/s/ Charles Matine	Director	June 9, 2022
Charles Matine

/s/ Audrey Thevenon	Director	June 9, 2022
Audrey Thevenon

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Amounts expressed in US Dollars) Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bionik Laboratories Corp.

Opinion

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. (the “Company”), as of March 31, 2022 and 2021, and the related consolidated statements of operations, consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes and schedules (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.
●	We evaluated the key assumptions used in the model to estimate future cash flows for a reasonable period of time, not exceeding 12 months from the date of the balance sheet, by comparing assumptions used by management against historical performance, budgets, economic and industry indicators and publicly available information.
●	We evaluated the key assumptions pertaining to estimated cash flows from operating activities and expected cash flows from financing activities, comparing these to available market data, underlying agreements and subsequent events thereafter.
●	We compared the assumptions related to revenue projections to those used in impairment assessments of non-financial assets.
●	We assessed the adequacy of the going concern and COVID-19 disclosures included in Note 2 of the consolidated financial statements and consider these to appropriately reflect the assessments that management has performed.

Goodwill and Intangible Assets Impairment

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company performed impairment tests of its goodwill and intangible assets. As a result of the impairment tests, the Company recognized a $5M impairment loss related to goodwill and certain intangible assets, which is the amount by which the carrying value exceeded the estimated fair value of the reporting unit these assets were allocated to.

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

Audit Response

We responded to this matter by performing procedures over the impairment of goodwill and intangible assets. Our audit work in relation to this included, but was not restricted to, the following:

●	We unitized our internal valuation team to evaluate the integrity of the impairment model used for mechanical and arithmetical accuracy and test the fair values using management’s cash flow estimates and discount rates and comparing the results to the fair value amounts used by the Company.
●	With respect to projected cash flows from operations, we compared management’s assumptions with historical results.
●	We assessed the discount rates applied, including comparison of underlying components in management’s calculations to external benchmarks and publicly available data for comparable entities, as applicable.
●	We assessed the appropriateness and completeness of related disclosures in the consolidated financial statements.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company auditors since 2015.

Toronto, Canada

June 9, 2022

Bionik Laboratories Corp.

Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	March 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,991,377	$608,348
Accounts receivable	274,844	451,905
Prepaid expenses and other current assets	1,127,362	1,680,557
Inventories	1,191,020	692,163
Total Current assets	4,584,603	3,432,973
Equipment	91,234	93,577
Intangible assets, net	—	976,551
Goodwill	—	4,282,984
Total assets	$4,675,837	$8,786,085

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$305,095	$454,809
Accrued liabilities	873,030	760,026
Convertible notes	—	2,152,334
PPP loan	—	459,912
Deferred revenue, current portion	313,854	268,083
Total current liabilities	1,491,979	4,095,164
Deferred revenue, net of current portion	256,646	303,917
Demand loans, net of current portion	—	1,105,974
Total liabilities	1,748,625	5,505,055

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.001 par value; Authorized 5,000,000, Issued none
Special voting preferred stock, $0.001 par value; Authorize; Issued - 1	—	—
Common stock, par value $0.001; Authorized - 13,000,000; Issued 6,767,114 and 112,440 Exchangeable Shares (March 31, 2021 – 5,589,375 and 112,440 Exchangeable Shares)	6,879	5,702
Additional paid-in capital	98,294,558	88,227,506
Accumulated deficit	(95,402,321)	(84,994,327)
Accumulated other comprehensive income	28,096	42,149
Total stockholders’ equity	2,927,212	3,281,030
Total Liabilities and Stockholders’ Equity	$4,675,837	$8,786,085

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Operations for the years ended March 31, 2022 and 2021

(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2022	2021
Revenues, net	$1,273,712	$1,193,430
Cost of revenues	320,454	269,632
Gross profit	953,258	923,798

Operating expenses
Sales and marketing	1,920,749	1,025,404
Research and development	998,516	1,544,918
General and administrative	2,806,584	4,508,748
Impairment of goodwill & intangible assets	5,200,608	7,182,053

Total operating expenses	10,926,457	14,261,123

Loss from operations	(9,973,199)	(13,337,325)
Interest expense, net	825,209	405,279
Other (income) expense, net	(390,414)	(122,147)
Total other expense (income)	434,795	283,132
Net loss and comprehensive loss	$(10,407,994)	$(13,620,457)

Loss per share - basic and diluted	$(1.78)	$(2.66)

Weighted average number of shares outstanding – basic and diluted	5,844,006	5,128,421

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2022 and 2021

(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2022	2021
Net loss	$(10,407,994)	$(13,620,457)

Other comprehensive loss components:
Cumulative translation adjustment	(14,053)	—

Total other comprehensive loss	(14,053)	—

Comprehensive loss	$(10,422,047)	$(13,620,457)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2022 and March 31, 2021

(Amounts expressed in U.S. Dollars)

							Accumulated
					Additional		Other	Total
	Special Voting		Common Shares		Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Total	Amount	Shares	Capital	Deficit	Income	Equity
		$		$	$	$	$	$
Balance, March 31, 2020	1	—	5,126,834	5,126	84,643,570	(71,373,870)	42,149	13,316,975
Share compensation expense	—	—	—	—	819,213	—	—	819,213
Conversion of promissory notes	—	—	181,463	182	1,723,713	—	—	1,723,895
Shares issued in lieu of liabilities	—	—	397,685	398	1,041,006	—	—	1,041,404
Cancellation of notes by shareholders	—	—	(4,167)	(4)	4	—	—	—
Net loss	—	—	—	—	—	(13,620,457)	—	(13,620,457)
Balance, March 31, 2021	1	—	5,701,815	5,702	88,227,506	(84,994,327)	42,149	3,281,030
Share compensation expense (Note 11)	—	—	—	—	384,365	—	—	384,365
Conversion of 2020 notes	—	—	1,408	1	(924)	—	—	(923)
Conversion of 2021 notes	—	—	946,194	946	8,987,888	—	—	8,988,834
Shares issued in lieu of services	—	—	50,000	50	53,750	—	—	53,800
Options exercised in conjunction with 2021 notes	—	—	180,137	180	641,973	—	—	642,153
Foreign Currency translation	—	—	—	—	—	—	(14,053)	(14,053)
Net loss	—	—	—	—	—	(10,407,994)	—	(10,407,994)
Balance March 31, 2022	1	—	6,879,554	6,879	98,294,558	(95,402,321)	28,096	2,927,212

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Cash Flows

For the years ended March 31, 2022 and 2021

(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2022	2021
Operating activities:
Net loss	$(10,407,994)	$(13,620,457)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	102,623	189,730
Interest expense	822,568	406,384
Issuance of common shares in lieu of services	53,800	—
Extinguishment of debt	(459,912)	—
Impairment of goodwill & intangible assets	5,200,608	7,182,053
Write-off of demonstration equipment	16,248	—
Share-based compensation expense	384,365	819,213
Changes in non-cash working capital items
Accounts receivable	177,062	395,059
Prepaid expenses and other current assets	553,266	(48,002)
Due from related parties	—	17,840
Inventories	(543,957)	332,456
Accounts payable	(148,960)	(407,875)
Accrued liabilities	104,495	153,776
Deferred revenue	(1,499)	(44,063)
Net cash used in operating activities	(4,147,287)	(4,623,886)
Investing activities
Purchases of equipment	(12,500)	—
Net cash used in investing activities	(12,500)	—
Financing activities
Proceeds from convertible loans	5,550,000	1,502,575
Proceeds from PPP loan	—	459,912
Proceeds from demand loans	—	1,000,000
Net cash provided by financing activities	5,550,000	2,962,487
Foreign exchange impact	(7,184)	—
Net increase (decrease) in cash and cash equivalents	1,383,029	(1,661,399)
Cash and cash equivalents, beginning of the period	608,348	2,269,747
Cash and cash equivalents, end of the period	$1,991,377	$608,348

Supplemental noncash investing & financing activities:
Conversion of certain liabilities into equity	$—	$1,041,404
Conversion of term loans into options exercises	$642,153	—
Transfer of demonstration equipment from inventory to fixed assets	$42,768	$34,843
Conversion of promissory notes into common stock	$8,988,011	$1,723,894

The accompanying notes are an integral part of these consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2022 and 2021

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

Based on this foundational work, the Company has two InMotion products currently on the market, which are focused on upper and lower extremity rehabilitation for stroke and other mobility-impaired individuals.

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

The Company’s principal executive offices are located at 80 Coolidge Hill Road, Watertown, MA 02472 and its Canada address is 483 Bay Street, N105, Toronto, Ontario, Canada M5G 2C9.

2. Summary of Significant Account Policies and Basis of Presentation

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

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

Reclassifications

For comparability purposes, certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation within the consolidated statements of operations and comprehensive loss.

Going Concern

At March 31, 2022, cash and cash equivalents were $2.0 million. At March 31, 2022, the Company had a working capital surplus of $3.1 million and at March 31, 2021, the Company had a working capital deficit of $0.7 million. At March 31, 2022 and 2021, the Company has accumulated deficits of $95.4 million and $85.0 million. The Company has incurred a net loss and comprehensive loss for the year ended March 31, 2022 and 2021 of $10.4 million and $13.6 million, respectively.

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

Risks and Uncertainties

The Company has considered the impact of the novel coronavirus (COVID-19) on its consolidated financial statements. Management believes that the major negative impact of COVID-19 pandemic is behind the Company, however, management cannot say for certain that it will not have any future adverse effects. These impacts could include but may not be limited to risks and uncertainty related to ability of its sales and marketing personnel and distributors to access our customer base and reduced demand. Consequently, these may negatively impact the Company’s results of operations, cash flows and its overall financial condition. In addition, the impact of COVID-19 may subject the Company to future risk of long-lived assets impairments and increased reserves for uncollectible accounts.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, PPP loans, demand loans, and convertible loans approximate fair value because of the short period of time between the origination of such instruments, their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Allowance for doubtful accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by supplying products to customers with pre-approved capital expenditure budgets or rental credit, and by actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. As of each of the balance sheet dates presented, no allowance for doubtful accounts was required.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at actual cost, on the first-in first-out basis. The Company has finished goods inventory recoded based on actual cost from outsourced manufacturing partner and raw materials at cost.

Property and Equipment

For the fiscal year ended March 31, 2021, management followed the below policy:

Equipment was recorded at cost. Depreciation was computed using the declining balance method, over the estimated useful lives of these assets. The costs of improvements that extend the life of equipment were capitalized. All ordinary repair and maintenance costs were expensed as incurred. Equipment was depreciated as follows:

Computer and Electronics	50% per annum
Furniture and Fixtures	20% per annum
Demonstration Equipment	50% per annum
Manufacturing Equipment	20% per annum
Tools and Parts	20% per annum
Right of Use Assets	Life of Lease (60 months)

As of April 1, 2021, management has prospectively adopted the below property and equipment policy. Adoption of this policy did not have a material impact on the results of operations.

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as compared to the declining balance method the Company had previously used. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the respective lease term. Included in property and equipment are certain robots that are used for demonstration purposes. Maintenance and repairs are charged to expense as incurred.

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

Approximately 100% of the Company’s assets are US-based and all sales for the years ended March 31, 2022 and 2021 were made by the Company’s US subsidiary, Bionik, Inc. In addition, all the Company’s technology and other assets and goodwill are connected to the acquisition by the Company in April 2016 of Bionik, Inc.

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

We have adopted ASU 2011-08 Intangibles—Goodwill and Other, an amendment to ASC 350, which updates how an entity evaluates its goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Under ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment if further testing is necessary entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value.

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

Warranty Reserve

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $9,000, at March 31, 2022 and $46,000 at March 31, 2021.

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

As of April 1, 2021, management has updated and adopted the below foreign currency translation policy:

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

Share-based compensation

Bionik follows the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized in the statements of operations based on their fair values at the date of grant. The fair value of performance-based stock options is determined based on the fair market value of Bionik’s common stock on the grant dates. Bionik expenses the fair value of share-based payments over the service period. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Bionik reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the share-based payments that are vesting. Bionik recorded stock-based compensation expense of $0.4 million and $0.8 million for the years ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the total unrecognized compensation cost related to outstanding stock options expected to vest was $0.4 million, which the Company expects to recognize over a weighted-average period of 2.2 years.

Bionik granted 233,500 stock options during the year ended March 31, 2022. Bionik granted 76,902 stock options during the year ended March 31, 2021. Bionik uses the Black-Scholes option pricing model to determine the fair value of options. The fair value of the options granted during the years ended March 31, 2022 and 2021 was $2.05 and $1.05, respectively. During the year ended March 31, 2022, 40,000 performance- based stock options were granted with a grant date fair value of $2.05. There were no performance-based options granted during the year ended March 31, 2021. All grants awarded during the periods presented used the following assumptions:

	Year Ended
	March 31,
	2022	2021
Risk free interest rate	1.34%	0.62%
Expected term	7 years	7 years
Dividend yield	—	—
Expected volatility	171%	114%
Forfeiture rate	0%	0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Bionik’s estimated expected stock price volatility is based on past grants that have been made. Bionik’s expected term of options granted during the year ended March 31, 2022 and 2021 was derived from looking at the Company’s exercise history of its awards granted. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

Bionik granted performance-based stock options in October 2021 to its Interim Chief Executive Officer; Chief Financial Officer that vest annually over a three-year period based on the achievement of performance goals (determined by the compensation committee of the board of directors in its sole discretion) and continued performance of services. The performance-based stock options vest annually on March 31st if various performance metrics are met. The final vesting tranche will vest on March 31st, 2024. Bionik recognizes compensation expense for performance goals when the probability of achieving such goals is considered probable and is recognizing related compensation expense over the period from the date of grant through the expected vest dates. The Interim Chief Executive Officer; Chief Financial Officer is eligible to receive between zero and 100% of the target number of shares of Bionik’s common stock at the end of the one, two and three-year periods, provided that the performance goals have been achieved and the recipient has continued performing services for Bionik. Fair value of the performance-based stock options is determined based on the fair market value of Bionik’s common stock at grant date. Bionik reevaluates at each reporting period whether the performance goals are probable of achievement and, if at any point in time, Bionik believes that achieving a performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized compensation expense prospectively.

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas. It is effective from the first quarter of fiscal year 2022, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change. The Company adopted ASU 2019-12 during the year ended March 31, 2022 and this new guidance did not have a material impact on the consolidated balance sheet and consolidated statement of operations and comprehensive loss.

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

Due to the continued impact of the COVID-19 pandemic, the Company experienced a slowdown in business during the third quarter of the year ended March 31, 2022, and management determined there are events and changes in circumstances that indicate the goodwill and other intangible assets are impaired. Accordingly, during the third quarter of the year ended March 31, 2022, the Company evaluated the ongoing value of the goodwill and other intangible assets. Based on this evaluation, the Company determined that certain intangible assets were no longer recoverable and were in fact impaired and recorded an impairment charge of $0.9 million in the year ended March 31,2022. Further, the Company determined that the goodwill with the carrying value of $4.3 million was fully impaired and recorded an impairment charge of $4.3 million.

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

The present value of future cash flows was determined by discounting estimated future cash flows, which included long-term growth rate of 3%, at a weighted average cost of capital (discount rate) of 25%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry, and market as a whole.

Changes to goodwill during the year months ended March 31, 2022 were as follows:

Total
Balance—March 31, 2020	$11,085,984
Impairment of goodwill in period	(6,803,000)
Balance—March 31, 2021	4,282,984
Impairment of goodwill in period	(4,282,984)
Balance—March 31, 2022	$—

Intangible assets consist of the following at March 31, 2022 and March 31, 2021:

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year	Total
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(634,012)	(2,505,907)	(857,298)	—	—	(3,997,217)
Accumulated amortization	(672,019)	—	(574,382)	(61,366)	(275,720)	(1,583,487)
Balance—March 31, 2022	$—	$—	$—	$—	$—	$—

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year	Total
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(316,388)	(1,905,907)	(857,298)	—	—	(3,079,593)
Accumulated amortization	(613,092)	—	(574,382)	(61,366)	(275,720)	(1,524,560)
Balance—March 31, 2021	$376,551	$600,000	$—	$—	$—	$976,551

Amortization expense for the year ended March 31, 2022 and 2021 was $0.1 million for both periods. Amortization expense is classified as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations. For the years ended March 31, 2022 and 2021, the Company impaired its intangible assets by $0.9 million and $0.4 million, respectively, to bring the value of the intangible assets down to its assumed fair value.

4. Balance Sheet Accounts

Prepaid Expenses

	March 31,	March 31,
	2022	2021
Prepaid inventory	$956,743	$1,466,466
Prepaid insurance	77,553	52,573
Other prepaid expenses	93,066	161,518
	$1,127,362	$1,680,557

Equipment

Equipment consisted of the following at March 31, 2022 and March 31, 2022:

	March 31, 2022			March 31, 2021
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$315,837	$305,420	$10,417	$303,337	$303,337	$—
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	168,691	87,874	80,817	170,386	76,809	93,577
Manufacturing equipment	88,742	88,742	—	88,742	88,742	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$689,940	$598,706	$91,234	$679,135	$585,558	$93,577

Depreciation expense for the year ended March 31, 2022 and 2021 was $40,000 and $58,000 respectively.

Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2022 and March 31, 2021:

	March 31,	March 31,
	2022	2021
Accrued personnel costs	$115,992	$371,886
Accrued director fees	480,672	50,672
Accrued commissions	22,924	51,080
Accrued professional fees	81,100	127,211
Accrued warranty costs	8,885	45,936
Accrued other	163,457	113,241
	$873,030	$760,026

Accrued warranty costs are included in accrued liabilities on the consolidated balance sheets and amounted to $9,000 at March 31, 2022 and $46,000 at March 31, 2021. The significant decrease in the accrued warranty costs relates to a reduction in the number of units sold due to the COVID-19 pandemic.

5. Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners and raw materials recorded at cost.

	March 31,	March 31,
	2022	2021
Finished Goods	$1,083,718	$692,163
Raw Materials	107,302	—
	$1,191,020	$692,163

6. Notes Payable & PPP Loan

Convertible Loans Payable

In a convertible note offering during the year ended March 31, 2021, the Company received $1.5 million, in addition to $0.1 million previously loaned to the Company, pursuant to a $7.0 million convertible note offering (the “2020 Convertible Note Offering”). The convertible notes issued in the 2020 Convertible Note Offering (the “2020 Convertible Notes”) bear interest at a fixed rate at 1% per month. The 2020 Convertible Notes were converted into common stock of the Company at March 31, 2021 in conjunction with the terms of the 2020 Convertible Note Offering.

In the event the Company raises capital through the sale of common stock for cash during the period ending on the three year anniversary of the issuance date of the convertible notes, and the price per share thereof (the “Offering Price”) minus 20% is less than the original Conversion Price, then in such event the Company shall issue to all Convertible Noteholders at, at no further cost, additional shares of common stock equal to the number of conversion shares the holders would have received upon conversion if the Conversion Price equaled to a 20% discount to the Offering Price, less the number of shares of conversion shares actually issued on or as of the Maturity Date. Since the Company has adopted ASU 2017- 11, the anti-dilution protection clause does not contribute to the conversion feature to be a derivative liability.

Interest expense associated with these 2020 Convertible Notes for the year ended March 31, 2021, was $0.2 million.

March 31, 2020	$70,000
Convertible loans issued	1,502,575
Interest	151,320
Convertible loans and interest converted into 181,463 shares	(1,723,895)
March 31, 2021	$—

During the year ended March 31, 2022, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million (the “2021 Offering”). Pursuant to the terms of the 2021 Offering, the Company is offering for sale up to $10.0 million in convertible promissory notes (the “2021 Notes”) to accredited investors and non-U.S. persons. As a result, the Company issued an aggregate of $8.3 million in principal of 2021 Notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

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

The 2021 Note will be convertible either on the Maturity Date without any action on the part of the Lender into shares of common stock at a conversion price of $9.50 per share (the “Conversion Price”), or upon a change of control transaction prior to the Maturity Date at the election of the holders of a majority of the outstanding principal of the 2021 Notes under the 2021 Offering, be either (i) payable upon demand as of the closing of such change of control transaction or (ii) convertible into shares of the Company’s common stock immediately prior to such change of control transaction at a price per share equal to the lesser of (x) the Conversion Price, or (y) the per share consideration to be received by the holders of the common stock in such change of control transaction. On March 31, 2022 the 2021 notes were converted into 946,194 shares of common stock of the Company.

Interest expense associated with the 2021 Notes for the year ended March 31, 2022, was $0.7 million.

March 31, 2021	$3,258,308
Proceeds from term loan	550,000
Convertible loans issued	5,000,000
Conversion of term loans into option exercises	(642,042)
Interest	822,568
Convertible loans and interest converted in 946,194 shares	(8,988,834)
March 31, 2022	$—

Shareholder Loans

On March 23, 2020, the Company received a $2.0 million loan from an existing shareholder. The promissory note evidencing the loan bears interest at a fixed rate of 1% per month and has a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of $5.0 million from a “Subsequent Financing.” The accrued interest shall be payable in cash commencing on June 30, 2021 for the previous quarter. Half of the interest accrued during the first three payment dates (3-month, 6-month and 9-month anniversaries of the issue date), was rolled into Term Loan and Security Agreement as mentioned above. The remaining half of the interest accrued will be paid upon the maturity date. As noted above, this debt was consolidated into the Company’s 2021 notes and this loan converted into shares of the common stock of the Company on March 31, 2022.

On February 24, 2021, and in addition to the shareholder loan above, the Company entered into a term loan and security agreement dated February 12, 2021 where Bionik may borrow up to $3.0 million from lenders from time to time. Pursuant to the terms of the agreement, the loan bears interest at a fixed rate of 1% per month. The principal amount and interest on the loan will be due and payable on the earlier of (i) February 12, 2023 and (ii) the date of receipt by the Company of a minimum of $3.0 million in equity. As of March 31, 2021, the Company has taken out $1.0 million against this term loan. As noted above, on July 15, 2021 this indebtedness was consolidated into the Company’s 2021 Notes. An aggregate of $3.3 million in outstanding principal and accrued unpaid interest was used to purchase a like amount of 2021 Notes in the 2021 Offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest was applied towards the purchase price to exercise options held by the debtholders.

Interest expense associated with these loans for the year ended March 31, 2022 and March 31, 2021 was$0.1 million and $0.3 million respectively. Interest payable associated with these loans at March 31, 2021 was $0.3 million.

Paycheck Protection Program Loan

In May 2020, the Company signed a promissory note for $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company had applied for forgiveness and as such forgiveness was granted in May 2021. The forgiveness of the PPP loan is recorded in the statement of operations as other income for the year ended March 31, 2022.

7. Related Party Transactions

Since April 1, 2020 through March 31, 2022, entities controlled by Mr. Gaston-Dreyfus have made the following loans to the Company:

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

On April 24, 2021, the Company borrowed $300,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity.

On June 18, 2021, the Company borrowed $200,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity

On July 15, 2021, in conjunction with the 2021 convertible promissory note offering, we consolidated the above mentioned loan agreements from an affiliate of Mr. Gaston-Dreyfus totaling $1.1 million in principle and accrued interest. Accordingly, an aggregate of $0.7 million in outstanding principal and accrued unpaid interest under the above-mentioned loan agreements was used to purchase a like amount of 2021 Notes in the 2021 Offering and the remaining $0.4 million of the outstanding principal and accrued and unpaid interest under the above mentioned loan agreements was applied towards the purchase price to exercise outstanding options whereby RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus received 120,759 shares of our common stock.

On March 31, 2022 pursuant to the terms of our 2021 convertible promissory notes, we converted $8.9 million in principal and interest into 946,194 shares of our common stock. RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus received 77,887 shares of our common stock.

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

8. Stockholders’ Equity

Common Stock Authorized

	March 31, 2022		March 31, 2021
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	117,683	$118
Converted into common shares	—	—	(5,243)	(5)
Balance at end of period	112,440	113	112,440	113
Common Shares
Balance at beginning of the period	5,589,375	5,589	5,009,151	5,008
Shares issued to exchangeable shareholders	—	—	5,243	5
Shares issued on conversion of loans (a)	947,602	947	181,463	182
Shares issued in lieu of liabilities (b)	—	—	397,685	398
Shares issued in lieu of services (c)	50,000	50	—	—
Cancellation of shares by shareholders	—	—	(4,167)	(4)
Options exercised in conjunction with 2021 notes (d)	180,137	180	—	—
Balance at end of the period	6,767,114	6,766	5,589,375	5,589
Total Shares	6,879,554	$6,879	5,701,815	$5,702
(a)	During the year ended March 31, 2022, the Company issued the remaining 1,408 shares of the Company’s common stock which were issued to the noteholders pursuant to the terms of the 2020 Convertible Notes as discussed in Note 6 above. Additionally, on March 31, 2022, the 2021 notes were converted into 946,194 shares of common stock of the Company as discussed in Note 6 above. During the year ended March 31, 2021, the principal and interest of $1.7 million associated with the 2020 Convertible notes were converted into 181,463 shares of common stock of the Company as discussed in Note 6 above.
(b)	During the year ended March 31, 2021, the Company issued shares in lieu of certain liabilities that it owed of which 262,125 shares of Bionik’s common stock were issued in lieu of paying $0.7 million in director fees to its board of directors and 135,560 shares of common stock were issued for consideration consisting of the forgiveness and satisfaction of an aggregate of $0.3 million of deferred salary and bonus liabilities to two of its executives. The shares were valued based on the trading price of the Company’s common stock on the issuance date.
(c)	During the year ended March 31, 2022, the Company issued 50,000 shares for expenses to support the Company’s investor relations strategy. The shares were valued based on the trading price of the Company’s common stock on the issuance date.
(d)	With the 2021 Notes as discussed in Note 6 above, in July 2021, $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise 180,137 outstanding options of certain debtholders. The outstanding options were valued based on the predetermined exercise price of the stock options.

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

Preferred Stock

Bionik has authorized 5,000,000 shares of $0.001 par value preferred stock at March 31, 2022 and March 31, 2021. The Company’s board of directors has full authority to issue this stock and to fix the voting powers, preference rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

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

The board of directors determines the term of each option, RSU and PSU, option price, number of shares for which each option, RSU and PSU is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. At March 31, 2022 the number of shares of common stock reserved for issuance under the 2014 Plan is 769,025 shares, or 13% of its issued and outstanding shares at January 1, 2021. Options granted under the 2014 Plan have varying vesting schedules based on the board of directors discretion. As of March 31, 2022, there were 258,556 shares available for future grant under the 2014 Plan.

Stock Options

Stock option activity under the 2014 Plan is as follows:

				Weighted-
			Weighted-	Average
			Average	Remaining
	Number of	Exercise Price	Exercise	Contractual
	Options	Range	Price	Life
Vested	669,611	$3.16 – 183.00	$9.00	5.34 years
Unvested	148,531	1.21 – 24.15	6.11	6.22 years
Outstanding, March 31, 2021	818,142	$1.21 – 183.00	$8.47	5.50 years
Issued	273,500	2.10	2.10
Exercised	(180,137)	3.16-3.95	3.56
Forfeited	(134,240)	3.16 - 183.00	14.67
Outstanding, March 31, 2022	777,265	$1.21 - 183.00	$6.44	5.34 years
Vested	570,068	1.21 – 157.50	7.86	4.91 years
Unvested	207,197	2.10 – 24.15	2.54	6.51 years
Vested or expected to vest, March 31, 2022	777,265	1.21 – 157.50	6.44	5.34 years
Exercisable, March 31, 2022	570,068	$1.21 – 157.50	$7.86	4.91 years

10. Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding and exercisable, March 31, 2020	125,034	20.07
Expired	(2,667)	(37.50)
Outstanding and exercisable, March 31, 2021	122,367	19.69
Expired	(42,684)	(9.38)
Outstanding and exercisable March 31, 2022	79,683	25.22

During the year ended March 31, 2022 and 2021, 42,684 and 2,667 warrants, respectively, expired in accordance with their terms.

The following is a summary of common share purchase warrants outstanding as of March 31, 2022.

Exercise	Number of
Price ($)	Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
	79,683

The weighted-average remaining contractual term of the outstanding warrants was 0.5 years.

11. Income Taxes

The income tax rate at March 31, 2022 and 2021, was 25.85% and 28.71%, respectively to the effective tax rate is as follows:

	2022	2021
Net loss before recovery of income taxes	$(10,407,994)	$(13,620,457)
Expected income tax (recovery) expense	$(2,690,193)	$(3,895,404)
Tax rate changes and other adjustments	990,363	(1,271,063)
Share based compensation	99,348	235,167
Other non-deductible expenses	99,585	(90,775)
Goodwill impairment	1,107,039	1,952,900
Change in valuation allowance	393,858	3,069,175
Income tax (recovery) expense	$—	$—

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	2022	2021
Equipment	$63,563	$60,099
Non-capital losses – Canada	2,923,625	3,379,719
Net operating losses – US	10,174,122	9,675,696
SR&ED pool	1,255,427	1,255,427
Other	1,395,599	1,367,705
Valuation Allowance	(15,812,336)	(15,418,478)
	—	320,168
Intangibles and other	—	(320,168)
Net deferred tax asset	$—	$—

The Company has non-capital losses in its Canadian subsidiary of $11.0 million which will expire between 2032 and 2042.

The company has net operating losses in the U.S. of $39.4 million, of which $18.6 million will start to expire in 2028, and the remaining losses can be carried forward indefinitely.

Certain tax attributes are subject to an annual limitation as a result of the acquisition of the US subsidiary, which constitutes a change of ownership as defined under IRC Section 382.

The following describes the open tax years, by major tax jurisdiction, as of March 31, 2022:

United States – Federal 2018 – present
United States – State 2018 – present
Canada – Federal 2017 – present
Canada – Provincial 2017 – present

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

Customer A represented 59% and 50% of Bionik’s revenues for the years ended March 31, 2022 and March 31,2021 respectively. Of the Company’s accounts receivables at March 31, 2022 and March 31, 2021, customer A represented 95% and 65% of its balance respectively.

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

Commitments

In February 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $0.2 million based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of March 31, 2022 these shares have not yet been issued.

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