Form 10-Q
period 2022-06-30
Bionik Laboratories Corp.
filed 2022-08-10
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2022 was 6,768,162 shares.

BIONIK LABORATORIES CORP.

Part I—Financial Information

Item 1. Interim Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Balance Sheets

	(unaudited)	March 31,
	June 30, 2022	2022
Assets
Current assets
Cash and cash equivalents	$1,328,777	$1,991,377
Accounts receivable	118,963	274,844
Prepaid expenses and other current assets	1,056,152	1,127,362
Inventories	1,419,207	1,191,020
Total current assets	3,923,099	4,584,603
Equipment	79,889	91,234
Total assets	$4,002,988	$4,675,837

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$426,582	$305,095
Accrued liabilities	1,018,606	873,030
Deferred revenue, current portion	246,792	313,854
Total current liabilities	1,691,980	1,491,979
Deferred revenue, net of current portion	210,896	256,646
Convertible notes (Note 4)	503,467	—
Total liabilities	2,406,343	1,748,625
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; Authorized 5,000,000; Authorized and Issued-1 Special voting preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value; Authorized – 13,000,000; Issued 6,767,114 and 112,440 Exchangeable Shares (March 31, 2022– 6,767,114 and 112,440 Exchangeable Shares)	6,879	6,879
Additional paid-in capital	98,346,838	98,294,558
Accumulated deficit	(96,786,455)	(95,402,321)
Accumulated other comprehensive income	29,383	28,096
Total stockholders’ equity	1,596,645	2,927,212
Total liabilities and stockholders’ equity	$4,002,988	$4,675,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,
	2022	2021
Revenues, net	$242,829	$671,283
Cost of revenues	75,181	130,506
Gross Profit	167,648	540,777

Operating expenses
Sales and marketing	562,110	329,474
Research and development	378,105	180,967
General and administrative	600,733	832,221
Total operating expenses	1,540,948	1,342,662

Loss from operations	(1,373,300)	(801,885)
Interest expense, net	4,824	102,296
Other expense (income), net	6,010	(453,269)
Total other expense	10,834	(350,973)
Net loss	$(1,384,134)	$(450,912)
Loss per share - basic and diluted	$(0.20)	$(0.08)
Weighted average number of shares outstanding – basic and diluted	6,879,554	5,701,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30
	2022	2021
Net loss	$(1,384,134)	$(450,912)

Other comprehensive loss components:
Cumulative translation adjustment	1,287	(7,798)

Total other comprehensive income (loss)	1,287	(7,798)

Comprehensive loss	$(1,382,847)	$(458,710)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Operating activities:
Net loss	$(1,384,134)	$(450,912)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	11,345	29,116
Interest expense	3,467	102,296
Share based compensation expense	52,280	94,544
Extinguishment of debt	—	(459,912)
Changes in non-cash working capital items
Accounts receivable	155,880	5,800
Prepaid expenses and other current assets	70,960	(99,252)
Net book value of demonstration inventory sold	—	16,248
Inventories	(228,187)	90,851
Accounts payable	121,743	66,518
Accrued liabilities	147,428	7,766
Deferred revenue	(113,090)	(21,146)
Net cash used in operating activities	(1,162,308)	(618,083)
Investing activities:
Purchases of equipment	—	—
Net cash used in investing activities	—	—
Financing activities:
Proceeds from convertible loans	500,000	—
Proceeds from term loan	—	550,000
Net cash provided by financing activities	500,000	550,000
Effect of exchange rate changes on cash and cash equivalents	(292)	1,322
Net decrease in cash and cash equivalents	(662,600)	(66,761)
Cash and cash equivalents, beginning of the period	1,991,377	608,348
Cash and cash equivalents, end of the period	$1,328,777	$541,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ending June 30, 2022 and 2021

(unaudited)

1.    Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Bionik Laboratories Corp. (“Bionik” or the “Company”) for the fiscal year ended March 31, 2022 filed with the SEC on June 9, 2022. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three months ended June 30, 2022 and 2021, and cash flows for the three months ended June 30, 2022 and 2021. The condensed consolidated balance sheet at March 31, 2022 was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements. Results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results for the year ending March 31, 2023 or any period thereafter.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

Going Concern

At June 30, 2022, cash and cash equivalents were $1.3 million. At June 30, 2022, the Company had a working capital surplus of $2.2 million and at March 31, 2022, the Company had a working capital surplus of $3.1 million. At June 30, 2022 and March 31, 2022, the Company has accumulated deficits of $96.8 million and $95.4 million, respectively. The Company has incurred a net loss and comprehensive loss for the three months ended June 30, 2022 and 2021 of $1.4 million and $0.5 million respectively.

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

2.    Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

	June 30,	March 31,
	2022	2022
Prepaid inventory	$779,359	$956,743
Prepaid insurance	208,333	77,553
Other prepaid expenses	68,460	93,066
	$1,056,152	$1,127,362

Equipment

Equipment consisted of the following at June 30, 2022 and March 31, 2022:

	June 30, 2022			March 31, 2022
	Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$315,837	$306,462	$9,375	$315,837	$305,420	$10,417
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	168,981	98,467	70,514	168,691	87,874	80,817
Manufacturing equipment	88,742	88,742	—	88,742	88,742	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$690,230	$610,341	$79,889	$689,940	$598,706	$91,234

Depreciation expense for the three months ended June 30, 2022 and June 30, 2021 was approximately $12,000 and $9,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2022 and March 31, 2022:

	June 30,	March 31,
	2022	2022
Accrued personnel costs	$174,361	$115,992
Accrued director fees	537,500	480,672
Accrued commissions	—	22,924
Accrued professional fees	91,407	81,100
Accrued warranty costs	8,987	8,885
Accrued other	206,351	163,457
	$1,018,606	$873,030

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty costs are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $9,000 at June 30, 2022 and March 31, 2022.

3.    Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners.

	June 30,	March 31,
	2022	2022
Finished goods	1,238,151	1,083,718
Raw Materials	181,056	107,302
	$1,419,207	$1,191,020

4.     Notes Payable & PPP Loans

Convertible Loans

Between June 9, 2022, and June 10, 2022, the Company issued convertible promissory notes (the “Notes”) and borrowed an aggregate of $500,000 from an affiliate of Remi Gaston-Dreyfus, a director of the Company ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors of the Company ($100,000); and an existing investor and shareholder of the Company ($200,000). The Company intends to use the net proceeds from the Notes for the Company's working capital and general corporate purposes. The Notes bear interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, in shares on the two-year anniversary of the issue date (the “Maturity Date”).

The Notes will be convertible into equity of the Company upon the following events on the following terms: (a) On the Maturity Date without any action on the part of the Holders, the outstanding principal and accrued and unpaid interest under the Notes will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on the Maturity Date and (b) upon the consummation of the next equity or equity linked round of financing of the Company for cash proceeds (the “Qualified Financing”), without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the Note will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with these loans for the three months ended June 30, 2022 was $3,467. There was no interest expense associated with these loans for the three months ended June 30, 2021.

During the year ended March 31, 2022, the Company commenced a refinancing of its existing indebtedness and launched a new secured convertible promissory note offering of up to $10.0 million (the “2021 Offering”). Pursuant to the terms of the 2021 Offering, the Company offered for sale up to $10.0 million in convertible promissory notes (the “2021 Notes”) to accredited investors and non-U.S. persons. As a result, the Company issued an aggregate of $8.3 million in principal of 2021 Notes of which an aggregate of $5.0 million was purchased for cash and the remainder was issued as a result of consolidating existing debt.

Under the Company’s then-existing term loan and security agreement as well as the existing shareholder loan as mentioned below, a portion of the outstanding principal and unpaid interest were used as consideration to acquire 2021 Notes in the 2021 Offering and, as a result and with the option exercises described below, the term loan agreement and the existing shareholder loan were deemed paid in full and terminated. Accordingly, an aggregate of $1.1 million in outstanding principal and accrued unpaid interest under the term loan agreement was used to purchase a like amount of 2021 Notes in the 2021 Offering and an aggregate of $2.2 million in outstanding principal and accrued and unpaid interest under the shareholder loan was used to purchase a like amount of 2021 Notes in the 2021 Offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise outstanding options of certain debtholders.

Pursuant to the terms of the 2021 Offering, the Company issued an aggregate of $5.0 million in principal of additional 2021 Notes, which was purchased for cash. The Company used the net cash proceeds from the 2021 Offering for the Company’s working capital requirements. The 2021 Notes bore interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and would be payable, along with the principal amount, on the earlier of (the “Maturity Date”): (a) March 31, 2022 and (b) the consummation of the 2021 Offering, provided that the Company raises in one or more tranches aggregate gross proceeds of no less than $10,000,000.

On March 31, 2022 the 2021 Notes were converted into 946,194 shares of common stock of the Company in accordance with their terms.

There was no interest expense associated with the 2021 Notes for the three months ended June 30, 2022 and June 30, 2021.

Shareholder Loans

On March 23, 2020, the Company received a $2.0 million loan from an existing shareholder. The promissory note evidencing the loan bore interest at a fixed rate of 1% per month and had a maturity date of the earlier of (i) March 31, 2022 and (ii) the date of receipt of a minimum of $5.0 million from a “Subsequent Financing.” The accrued interest was payable in cash commencing on June 30, 2021 for the previous quarter. Half of the interest accrued during the first three payment dates (3-month, 6-month and 9-month anniversaries of the issue date), was rolled into the term loan and security agreement as mentioned above. The remaining half of the interest accrued was to be paid upon the maturity date. As noted above, this debt was consolidated into the Company's 2021 notes and this loan converted into shares of the common stock of the Company on March 31, 2022.

On February 24, 2021, and in addition to the shareholder loan above, the Company entered into a term loan and security agreement dated February 12, 2021 where Bionik may borrow up to $3.0 million from lenders from time to time. Pursuant to the terms of the agreement, the loan bore interest at a fixed rate of 1% per month. The principal amount and interest on the loan would be due and payable on the earlier of (i) February 12, 2023 and (ii) the date of receipt by the Company of a minimum of $3.0 million in equity. As of March 31, 2021, the Company has taken out $1.0 million against this term loan. As noted above, on July 15, 2021, this indebtedness was consolidated into the Company’s 2021 Notes, pursuant to which an aggregate of $3.3 million in outstanding principal and accrued unpaid interest was used to purchase a like amount of 2021 Notes in the 2021 Offering. The remaining $0.6 million of the outstanding principal and accrued and unpaid interest was applied towards the purchase price to exercise options held by the debtholders.

There was no interest expense associated with these loans for the three months ended June 30, 2022. Interest expense associated with these loans for the three months ended June 30, 2021 was $0.1 million.

Paycheck Protection Program Loan

In May 2020, the Company signed a promissory note for $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company had applied for forgiveness and as such forgiveness was granted in May 2021. The forgiveness of the PPP loan is recorded in the statement of operations as other income for the three months ended June 30, 2021.

5.    Stockholders’ Equity

Common Stock Authorized

	June 30, 2022		March 31, 2022
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	112,440	$113
Converted into common shares	—	—	—	—
Balance at end of period	112,440	113	112,440	113
Common Shares
Balance at beginning of the period	6,767,114	6,766	5,589,375	5,589
Shares issued on conversion of loans (a)	—	—	947,602	947
Shares issued for in lieu of services (b)	—	—	50,000	50
Options exercised in conjunction with 2021 Notes (c)	—	—	180,137	180
Balance at end of the period	6,767,114	6,766	6,767,114	6,766
Total Shares	6,879,554	$6,879	6,879,554	$6,879

(a)

During the year ended March 31, 2022, the Company issued 1,408 shares of the Company’s common stock to existing noteholders pursuant to the terms of their convertible notes purchased in 2020. Additionally, on March 31, 2022, the 2021 notes were converted into 946,194 shares of common stock of the Company as discussed in Note 4 above.

(b)

During the year ended March 31, 2022, the Company issued 50,000 shares for expenses to support the Company’s investor relations strategy. The shares were valued based on the trading price of the Company’s common stock on the issuance date.

(c)

With the 2021 Notes as discussed in Note 4 above, in July 2021, $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise 180,137 outstanding options of certain debtholders. The outstanding options were valued based on the predetermined exercise price of the stock options.

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

6.    Stock-Based Compensation

Total stock-based compensation expense for the three months ended June 30, 2022 and June 30, 2021 was $0.1 million in both periods.

Bionik did not grant stock options during the three months ended June 30, 2022 and June 30, 2021.

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

As of June 30, 2022 the total unrecognized compensation cost related to outstanding stock options expected to vest was $0.3 million, which the Company expects to recognize over a weighted-average period of 2 years.

7.    Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2021	122,367	$19.69
Expired	(42,684)	$(9.38)
Outstanding and exercisable, March 31, 2022	79,683	$25.22
Expired	—	—
Outstanding and exercisable June 30, 2022	79,683	$25.22

The following is a summary of common share purchase warrants outstanding as of June 30, 2022.

Exercise	Number of
Price ($)	Warrants	Expiry Date
90.00	15,658	March 31, 2023
9.375	64,025	August 14, 2022
	79,638

The weighted-average remaining contractual term of the outstanding warrants was 0.25 years.

8.    Commitments and Contingencies

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

Commitments

●	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of June 30, 2022 these shares have not yet been issued.

●	In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc. the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licensor, pursuant to which the Company is obligated to pay the former director and co-licensor an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized.

9.    Recent Accounting Pronouncements

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that involve substantial risks and uncertainties and that reflect assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in several places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. These forward-looking statements include, among other things, statements about:

●	Our ability to successfully raise capital for ongoing operations and other business purposes;
●	our ability to identify and penetrate new markets for our products and technology;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;
●	our ability to obtain and maintain regulatory clearances;
●	our sales and marketing capabilities and strategy in the United States and internationally;
●	our ability to retain key management personnel on whom we depend;
●	our expectations with respect to our acquisition activity;
●	our intellectual property portfolio; and
●	our ability to innovate, develop and commercialize new products.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on June 9, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Based on this foundational work, the Company has a portfolio of products and solutions focused on upper extremity rehabilitation for stroke and other mobility-impaired individuals, including InMotion robots currently in the market. Additionally, our software platform, InMotion Connect, which is providing the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management.

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

Business Developments

In December 2018, we entered into a Sale of Goods Agreement (the “Agreement”) with CHC Management Services, LLC, or Kindred, pursuant to which, among other things, Kindred agreed to purchase from us in a first phase a minimum of 21 of the Company’s InMotion ARM Interactive Therapy Systems – a minimum of one for each of Kindred’s existing and soon-to-open affiliated inpatient rehabilitation hospitals and similar facilities described in the Agreement, and in a second phase a minimum of one InMotion ARM Interactive Therapy System for each similar future facility of Kindred, during the four-year minimum term of the Agreement. As of June 30, 2022, 30 InMotion robots have been sold in total to Kindred.

During 2021, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. We continue to move this strategy forward by working with our team of data scientists to analyze the data we currently have and start making correlations with the intent to enhance the patient experience. This approach will continue to advance and develop as funds permit.

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

Between June 9, 2022, and June 10, 2022, we issued convertible promissory notes and borrowed an aggregate of $500,000 from an affiliate of Remi Gaston-Dreyfus, a director ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors ($100,000); and an existing investor and shareholder ($200,000). We intend to use the net proceeds from the notes for our working capital and general corporate purposes.

Covid-19 Pandemic

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold or has been significantly curtailed. This, along with our typically long sales cycle, has adversely affected our ability to generate revenues dating back to the beginning of the pandemic in 2020. As a result, we took the following steps to address the decrease in revenue, as follows:

●	At the beginning of fiscal 2021, we furloughed three employees in the United States and temporarily laid-off one employee in Canada. Additionally, our senior management agreed to salary deferrals and employees in the U.S. and Canada received base salary reductions. As a result of obtaining the U.S. and Canadian government’s programs described below, U.S. employees with salaries less than $100,000 annually were returned to full salary and with salaries exceeding $100,000 annually were increased to 75% of their normal base salary. Most Canadian employees were returned to their normal base salary. Senior management’s salaries were restored in December 2020 until March 2021, when certain senior management salaries were reduced between 30%-50% for 3 months.
●	On May 6, 2020, our U.S. subsidiary received funding in the original principal amount of $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan was funded by Bank of America, N.A. pursuant to the terms of a Promissory Note dated as of May 1, 2020. We have used the proceeds from this funding for eligible purposes, including to retain workers and maintain payroll or make mortgage interest payments, lease payments, and utility payments. We applied for forgiveness of this debt with the SBA and as of May 23, 2021, have received forgiveness of the loan and all interest.
●	Our Canada operations secured $84,000 of government financial relief under the Canadian Emergency Wage Subsidy (CEWS), which is available monthly until June 2021, which was used to return the salaries of many of our Canadian non-management employees back to their full amount.

●	The Company has reduced working on its research and development projects to focus on the further enhancements of InMotion ConnectTM, to provide the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their InMotion robotic devices productivity, as well as the artificial intelligence and machine learning analysis based on the data collected by InMotion Connect.

The global outbreak of the COVID-19 coronavirus continues to evolve. The extent to which COVID-19 may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of new variants, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended
	June 30,
	2022		2021
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$242,829	100%	$671,283	100%	$(428,454)	(64)%
Cost of revenues	75,181	31	130,506	19	(55,325)	(42)
Gross profit	167,648	69	540,777	81	(373,129)	(69)
Operating expenses
Sales and marketing	562,110	231	329,474	49	232,636	71
Research and development	378,105	156	180,967	27	197,138	109
General and administrative	600,733	247	832,221	124	(231,488)	(28)
Total operating expenses	1,540,948	635	1,342,662	200	198,286	15
Loss from operations	(1,373,300)	(566)	(801,885)	(119)	(571,415)	71
Interest expense, net	4,824	2	102,296	15	(97,472)	(95)
Other expense (income), net	6,010	2	(453,269)	(68)	459,279	(101)
Total other expense (income)	10,834	4	(350,973)	(52)	361,807	(103)
Net loss	$(1,384,134)	(570)%	$(450,912)	(67)%	$(933,222)	207%

Revenues

Total revenues for the three months ended June 30, 2022 decreased by $0.4 million, or 64%, to $0.2 million, as compared to revenues of $0.7 million for the three months ended June 30, 2021.

	Three Months Ended
	June 30,
			$	%
	2022	2021	Change	Change
Product	$129,675	$563,138	$(433,463)	(77)%
Subscriptions	62,250	54,750	7,500	14
Service, extended warranty & other	50,904	53,395	(2,491)	(5)
Total revenues	$242,829	$671,283	$(428,454)	(64)%

The change in total revenues was attributable to the following factors:

●	Product revenue decreased $0.4 million due to a decrease in the number of units shipped. In the 2022 period, two units were shipped through our distributor model as compared to five-unit sales in the 2021 period, four of which were direct sales and one which was through our distributor model.
●	Subscription revenue grew by $7,500 or 14% as our active subscriptions grew from 25 in the 2021 period to 28 in the 2022 period.
●	Our service, extended warranty and other revenues were consistent in the periods shown.

Cost of Revenues

	Three Months Ended
	June 30,
			$	%
	2022	2021	Change	Change
Cost of revenues	$75,181	$130,506	$(55,325)	(42)%
Cost of revenues (as a percentage of total revenues)	31%	19%

Total cost of revenues decreased $55,000, or 42%, to $75,000 for the 2022 period, as compared to $130,000 for the 2021 period. The decrease is associated with selling less units in the 2022 period as compared to the 2021 period. Additionally, in the 2021 period, the Company sold certain demonstration inventory which has a much lower cost associated with it.

Sales and Marketing

	Three Months Ended
	June 30,
			$	%
	2022	2021	Change	Change
Sales and marketing	$562,110	$329,474	$232,636	71%
Sales and marketing (as a percentage of total revenues)	231%	49%

Sales and marketing expenses increased $0.2 million, or 71%, to $0.6 million for the 2022 period, as compared to $0.3 million for the 2021 period. The increase was due to higher consulting, personnel related expenses and marketing expenses related to our commercial initiatives to grow our sales pipeline.

Research and Development

	Three Months Ended
	June 30,
			$	%
	2022	2021	Change	Change
Research and development	$378,105	$180,967	$197,138	109%
Research and development (as a percentage of total revenues)	156%	27%

Research and development expenses increased $0.2 million, or 109%, to $0.4 million for the 2022 period, as compared to $0.2 million for the 2021 period. The increase was due to a $0.2 million increase in consulting expenses as we continue research and development initiatives related to our data strategy.

General and Administrative

	Three Months Ended
	June 30,
			$	%
	2022	2021	Change	Change
General and administrative	$600,733	$832,221	$(231,488)	(28)%
General and administrative (as a percentage of total revenues)	247%	124%

General and administrative expenses decreased $0.2 million, or 28%, to $0.6 million for the 2022 period, as compared to $0.8 million for the 2021 period. Share based compensation expense decreased by approximately $50,000 and corporate overhead costs decreased by approximately $0.2 million as we reduced our general and administrative costs to align to the needs of our business.

Interest Expense, net

	Three Months Ended
	June 30,
			$	%
	2022	2021	Change	Change
Interest expense, net	$4,824	$102,296	$(97,472)	(95)%
Interest expense, net (as a percentage of total revenues)	2%	15%

The interest expense for the three month period ending June 30, 2022 decreased by $0.1 million due to less debt outstanding during the 2022 period than in the 2021 period.

Other expense (income), net

	Three Months Ended
	June 30,
			$	%
	2022	2021	Change	Change
Other expense (income), net	$6,010	$(453,269)	$459,279	(101)%
Other expense (income), net (as a percentage of total revenues)	2%	(68)%

Other expense (income) increased by $0.5 million, or 101%, for the 2022 period as compared to the 2021 period. In the 2022 period other expense consists primarily of the foreign currency impact of changes in the exchange rate between the Canadian dollar and the US dollar. In the 2021 period other income consisted primarily of the extinguishment of the PPP loan associated with the forgiveness from the federal government of $0.5 million.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits and forgivable loans received from the U.S. and Canada governments. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At June 30, 2022, our cash and cash equivalents were $1.3 million. Our cash and cash equivalents are predominantly cash in operating accounts.

Between June 9, 2022, and June 10, 2022, the Company issued convertible promissory notes and borrowed an aggregate of $500,000 from an affiliate of Remi Gaston-Dreyfus, a director of the Company ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors of the Company ($100,000); and an existing investor and shareholder of the Company ($200,000). The Company intends to use the net proceeds from the notes for the Company’s working capital and general corporate purposes.

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

Cash Flows

Net cash used in operating activities was $1.2 million for the three months ended June 30, 2022 and resulted primarily from $1.4 million in net loss offset by $0.1 million in depreciation, interest expense and stock-based compensation expense for the period. Net changes in working capital items increased cash from operating activities by approximately $0.2 million, primarily related to a decrease in accounts receivable and an increase in accounts payable and accrued expenses which was partially offset by an increase in inventory. There was no net cash used in or provided by investing activities for the 2022 period. Net cash provided by financing activities during the three months ended June 30, 2022 was $0.5 million, related to proceeds received from the convertible promissory notes.

Net cash used in operating activities was $0.6 million for the three months ended June 30, 2021 and resulted primarily from $0.5 million in net loss and $0.5 million relating to the extinguishment of the PPP loan offset by approximately $0.2 million in depreciation and amortization, interest expense and stock-based compensation expense for the period. Net changes in working capital items increased cash from operating activities by approximately $0.1 million, primarily related to increases in accounts payable associated with the timing of vendor payments. There was no net cash used in or provided by investing activities for the 2021 period. Net cash provided by financing activities during the three months ended June 30, 2021 was $0.6 million, related to proceeds received from the term loan.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth above are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those described in our Annual Report on Form 10-K for the year ended March 31, 2022. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities, and the reported amounts of revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

See Note 9 to our condensed consolidated interim financial statements included in this Quarterly Report for information regarding recent accounting pronouncements that are of significance or potential significance to us.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.3	Form of Warrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 20, 2017)

4.5	Allonge to Common Stock Purchase Warrants (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 3, 2018)

4.6	Description of the Company’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2020, filed with the Commission on June 29, 2020)

10.1	Form of Subscription Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022)

10.2	Form of Convertible Promissory Note (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022)

10.3	Severance Agreement and Release of All Claims with Loren Wass (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022)

31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2022

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Financial Officer and Interim Chief Executive Officer
(Principal Executive Officer & Principal Financial and Accounting Officer)