Form 10-Q
period 2022-09-30
Bionik Laboratories Corp.
filed 2022-11-09
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2022 was 6,768,162 shares.

BIONIK LABORATORIES CORP.

Part I—Financial Information

Item 1. Interim Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Balance Sheets

	(unaudited)	March 31,
	September 30, 2022	2022
Assets
Current assets
Cash and cash equivalents	$397,746	$1,991,377
Accounts receivable	581,459	274,844
Prepaid expenses and other current assets	902,976	1,127,362
Inventories	1,350,559	1,191,020
Total current assets	3,232,740	4,584,603
Equipment (Note 3)	188,763	91,234
Other assets	7,929	—
Operating lease right-of-use assets, non-current (Note 9)	265,070	—
Tradenames and Trademarks (Note 2)	36,000	—
Goodwill (Note 2)	99,552	—
Total assets	$3,830,054	$4,675,837

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$351,824	$305,095
Accrued liabilities	1,206,645	873,030
Operating leases, current	19,869	—
Deferred revenue, current portion	453,383	313,854
Total current liabilities	2,031,721	1,491,979
Operating leases, non-current (Note 9)	245,953	—
Deferred revenue, net of current portion	258,479	256,646
Convertible notes (Note 5)	770,883	—
Total liabilities	3,307,036	1,748,625
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; Authorized 5,000,000; Authorized and Issued-1 Special voting preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value; Authorized – 13,000,000; Issued 6,768,162 and 111,392 Exchangeable Shares (March 31, 2022– 6,767,114 and 112,440 Exchangeable Shares)	6,879	6,879
Additional paid-in capital	98,401,923	98,294,558
Accumulated deficit	(97,915,842)	(95,402,321)
Accumulated other comprehensive income	30,058	28,096
Total stockholders’ equity	523,018	2,927,212
Total liabilities and stockholders’ equity	$3,830,054	$4,675,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Revenues, net	$486,205	$227,905	$729,034	$899,188
Cost of revenues	188,647	80,922	263,828	211,429
Gross Profit	297,558	146,983	465,206	687,759

Operating expenses
Sales and marketing	496,350	438,957	1,058,460	768,430
Research and development	225,878	85,085	603,983	266,052
General and administrative	686,542	664,523	1,287,275	1,496,744
Total operating expenses	1,408,770	1,188,565	2,949,718	2,531,226

Loss from operations	(1,111,212)	(1,041,582)	(2,484,512)	(1,843,467)
Interest expense, net	17,417	225,184	22,240	327,480
Other expense (income), net	759	1,223	6,769	(452,046)
Total other expense (income)	18,176	226,407	29,009	(124,566)
Net loss	$(1,129,388)	$(1,267,989)	$(2,513,521)	$(1,718,901)
Loss per share - basic and diluted	$(0.16)	$(0.22)	$(0.37)	$(0.30)
Weighted average number of shares outstanding – basic and diluted	6,879,554	5,855,512	6,879,554	5,779,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(1,129,388)	$(1,267,989)	$(2,513,521)	$(1,718,901)

Other comprehensive loss components:
Cumulative translation adjustment	675	(6,447)	1,962	(14,245)

Total other comprehensive loss	675	(6,447)	1,962	(14,245)

Comprehensive loss	$(1,128,663)	$(1,274,436)	$(2,511,559)	(1,733,146)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended	Six months ended
	September 30, 2022	September 30, 2021
Operating activities:
Net loss	$(2,513,521)	$(1,718,901)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	23,739	59,039
Interest expense	20,883	325,361
Share based compensation expense	107,365	115,419
Extinguishment of debt	—	(459,912)
Issuance of common shares in lieu of services	—	33,000
Changes in non-cash working capital items
Accounts receivable	(306,616)	380,435
Prepaid expenses and other current assets	223,482	131,130
Net book value of demonstration inventory sold	—	16,248
Inventories	(201,360)	(96,708)
Accounts payable	47,335	(76,009)
Accrued liabilities	340,029	11,974
Other noncurrent liability	(277)	—
Deferred revenue	141,361	(96,874)
Net cash used in operating activities	(2,117,580)	(1,375,798)
Investing activities:
Acquisition, (Note 2)	(215,000)	—
Other non-current assets	(7,177)
Net cash used in investing activities	(222,177)	—
Financing activities:
Proceeds from convertible loans	750,000	5,000,000
Proceeds from PPP loan	—	—
Proceeds from term loan	—	550,000
Net cash provided by financing activities	750,000	5,550,000
Effect of exchange rate changes on cash and cash equivalents	(3,874)	(7,887)
Net increase (decrease) in cash and cash equivalents	(1,593,631)	4,166,315
Cash and cash equivalents, beginning of the period	1,991,377	608,348
Cash and cash equivalents, end of the period	$397,746	$4,774,663

Supplemental noncash activities:
Conversion of term loans into option exercises	$—	$642,153
Conversion of demand loans into convertible notes	$—	$3,286,791
Subsidiary purchase of fixed assets	$50,185	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three- and six- month periods ending September 30, 2022 and 2021

(unaudited)

1.    Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Bionik Laboratories Corp. (“Bionik” or the “Company”) for the fiscal year ended March 31, 2022 filed with the SEC on June 9, 2022. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and six months ended September 30, 2022 and 2021, and cash flows for the six months ended September 30, 2022 and 2021. The condensed consolidated balance sheet at March 31, 2022 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results for the year ending March 31, 2023 or any period thereafter.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

Going Concern

At September 30, 2022, cash and cash equivalents were $0.4 million. At September 30, 2022, the Company had a working capital surplus of $1.2 million and at March 31, 2022, the Company had a working capital surplus of $3.1 million. At September 30, 2022 and March 31, 2022, the Company has accumulated deficits of $97.9 million and $95.4 million, respectively. The Company has incurred a net loss and comprehensive loss for the three months ended September 30, 2022 and 2021 of $1.1 million and $1.3 million, respectively, and for the six months ended September 30, 2022 and 2021 of $2.5 million and $1.7 million, respectively.

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

The Company will require additional financing to fund its operations and overall growth strategy, and it is currently working on securing this funding through corporate collaborations, public or private equity offerings or debt financings. Sales of additional equity securities by the Company would result in the dilution of the interests of existing stockholders. There can be no assurance that financing will be available when required. In the event that the necessary additional financing is not obtained, the Company would reduce its discretionary overhead costs substantially or otherwise curtail operations.

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

2.     Business Combination

On September 7, 2022, the Company completed the acquisition of the assets of Dearman & Dearman PT LLC (“Dearman LLC”), a physical therapy practice, for a cash purchase price of $215,000. The Company intends to rebrand the newly acquired physical therapy clinic (“Tower Aquatic”) as a specialized neuro-recovery center which will showcase Bionik’s technology and solutions by providing treatment to patients with stroke, brain and spinal cord injuries, among its current service offerings.

The acquisition qualified for purchase accounting treatment under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, whereby the purchase price was provisionally allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date of September 7, 2022:

Tower Aquatic
Acquisition
Total consideration paid	$215,000

Estimated fair value of assets acquired:
Property and Equipment	79,448
ROU Asset	267,429
Lease Liability	(267,429)
Tradename and Trademarks, net	36,000
Goodwill	99,552
$215,000

The Company incurred $28,000 of acquisition-related costs to complete the transaction including legal, valuation and closing fees. These expenses are included in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 as general and administrative operating expenses. The Relief from Royalty Method was relied upon to value the Trade Names and Trademarks. Because of the licensing appeal of this asset, the benefit of ownership as the “relief” from the royalty expense was estimated, that would be incurred in the absence of ownership. Unaudited proforma consolidated financial information for the acquisition have not been included as this acquisition is not significant.

3.    Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

	September 30,	March 31,
	2022	2022
Prepaid inventory	$709,502	$956,743
Prepaid insurance	130,792	77,553
Other prepaid expenses	62,682	93,066
	$902,976	$1,127,362

Equipment

Equipment consisted of the following at September 30, 2022 and March 31, 2022:

	September 30, 2022			March 31, 2022
	Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$315,837	$307,504	$8,333	$315,837	$305,420	$10,417
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	168,111	108,950	59,161	168,691	87,874	80,817
Equipment	130,563	88,742	41,821	88,742	88,742	—
Leasehold Improvements	79,448	—	79,448	—	—	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$810,629	$621,866	$188,763	$689,940	$598,706	$91,234

Depreciation expense for the three months ended September 30, 2022 and September 30, 2021 was $12,000 and $11,000, respectively. Depreciation expense for the six months ended September 30, 2022 and September 30, 2020 was $24,000 and $20,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2022 and March 31, 2022:

	September 30,	March 31,
	2022	2022
Accrued personnel costs	$177,948	$115,992
Accrued director fees	640,834	480,672
Accrued commissions	6,168	22,924
Accrued professional fees	77,525	81,100
Accrued warranty costs	18,548	8,885
Accrued other	285,622	163,457
	$1,206,645	$873,030

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty costs are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $19,000 at September 30, 2022 and $9,000 at March 31, 2022.

4.    Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners.

	September 30,	March 31,
	2022	2022
Finished goods	1,168,277	1,083,718
Raw Materials	182,282	107,302
	$1,350,559	$1,191,020

5.     Notes Payable & PPP Loans

Convertible Loan – Acquisition Loan

On September 2, 2022, the Company borrowed $250,000 (the “Acquisition Loan”) from an affiliate of Remi Gaston-Dreyfus, a director of the Company. The Acquisition Loan is evidenced by a Secured Convertible Promissory Note (the “Acquisition Note”) and is further subject to a related Collateral Pledge Agreement. The Company used the proceeds from the Acquisition Loan to finance the acquisition of the assets of Dearman LLC and pay related costs and expenses. See Note 2, above. The Acquisition Note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, on the two year anniversary of the Issue Date (the “Maturity Date”).

The Acquisition Note will be convertible into equity of the Company upon the following events on the following terms: (a) On the Acquisition Loan Maturity Date, the outstanding principal and accrued and unpaid interest under the Acquisition Note will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on the Acquisition Loan Maturity Date; and (b) Upon the consummation of the next equity or equity linked round of financing of the Company for cash proceeds (the “Qualified Financing”), the outstanding principal and accrued and unpaid interest under the Acquisition Note will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with the Acquisition Loan for the three and six months ended September 30, 2022 was $2,417. There was no interest expense associated with the Acquisition Loan for the three and six months ended September 30, 2021.

Convertible Loan – Working Capital Loan

Between June 9, 2022, and June 10, 2022, the Company issued convertible promissory notes (the “Working Capital Notes”) and borrowed an aggregate of $500,000 from an affiliate of Mr. Gaston-Dreyfus ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors of the Company ($100,000); and an existing investor and shareholder of the Company ($200,000). The Company used the net proceeds from the Working Capital Notes for the Company’s working capital and general corporate purposes. The Working Capital Notes bear interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, in shares on the two-year anniversary of the issue date (the “Working Capital Loan Maturity Date”).

The Working Capital Notes will be convertible into equity of the Company upon the following events on the following terms: (a) On the Working Capital Loan Maturity Date without any action on the part of the Holders, the outstanding principal and accrued and unpaid interest under the Working Capital Notes will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on the Working Capital Loan Maturity Date and (b) upon the consummation of the next equity or equity linked round of financing of the Company for cash proceeds (the “Qualified Financing”), without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the Working Capital Notes will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with these loans for the three and six months ended September 30, 2022 was $15,000 and $18,466, respectively. There was no interest expense associated with these loans for the three and six months ended September 30, 2021.

Refinancing Loan

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

Pursuant to the terms of the 2021 Offering, the Company issued an aggregate of $5.0 million in principal of additional 2021 Notes, which was purchased for cash. The Company used the net cash proceeds from the 2021 Offering for the Company’s working capital requirements. The 2021 Notes bore interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and would be payable, along with the principal amount, on the earlier of: (a) March 31, 2022 and (b) the consummation of the 2021 Offering, provided that the Company raises in one or more tranches aggregate gross proceeds of no less than $10,000,000.

On March 31, 2022 the 2021 Notes were converted into 946,194 shares of common stock of the Company in accordance with their terms.

There was no interest expense associated with the 2021 Notes for the three and six months ended September 30, 2022. Interest expense associated with the 2021 Notes for the three and six months ended September 30, 2021 was $0.2 million.

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

There was no interest expense associated with these loans for the three and six months ended September 30, 2022. Interest expense associated with these loans for the three and six months ended September 30, 2021 was $18,000 and $0.1 million, respectively.

Paycheck Protection Program Loan

In May 2020, the Company signed a promissory note for $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company had applied for forgiveness and as such forgiveness was granted in May 2021. The forgiveness of the PPP loan is recorded in the statement of operations as other income for the six months ended September 30, 2021.

6.    Stockholders’ Equity

Common Stock Authorized

	September 30, 2022		March 31, 2022
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	112,440	$113
Converted into common shares	(1,048)	(1)	—	—
Balance at end of period	111,392	112	112,440	113
Common Shares
Balance at beginning of the period	6,767,114	6,766	5,589,375	5,589
Shares issued on conversion of loans (a)	—	—	947,602	947
Shares issued for in lieu of services (b)	—	—	50,000	50
Options exercised in conjunction with 2021 Notes (c)	—	—	180,137	180
Exchangeable shares converted into common shares	1,048	1	—	—
Balance at end of the period	6,768,162	6,767	6,767,114	6,766
Total Shares	6,879,554	$6,879	6,879,554	$6,879
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

7.    Stock-Based Compensation

Total stock-based compensation expense for the three months ended September 30, 2022 and September 30, 2021 was $55,000 and $20,000, respectively. Total stock-based compensation expense for the six months ended September 30, 2022 and September 30, 2021 was $0.1 million for both periods.

Bionik did not grant stock options during the six months ended September 30, 2022 and September 30, 2021.

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

As of September 30, 2022 the total unrecognized compensation cost related to outstanding stock options expected to vest was $0.2 million, which the Company expects to recognize over a weighted-average period of 2 years.

8.    Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2021	122,367	$19.69
Expired	(42,684)	$(9.38)
Outstanding and exercisable, March 31, 2022	79,683	$25.22
Expired	(64,025)	(9.38)
Outstanding and exercisable September 30, 2022	15,658	$90.00

The following is a summary of common share purchase warrants outstanding as of September 30, 2022.

Exercise	Number of
Price ($)	Warrants	Expiry Date
90.00	15,658	March 31, 2023

The weighted-average remaining contractual term of the outstanding warrants was 0.5 years.

9.    Leases

The Company has an operating lease for the Tower Aquatic clinic. The Company determines if an arrangement is a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As the Company’s operating lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

In accordance with ASC 842, the Company records on its consolidated balance sheet leases with a term greater than 12 months. The Company has elected, in compliance with current accounting standards, not to record leases with an initial term of 12 months or less in the consolidated balance sheet. ASC 842 requires the separation of the fixed lease components from the variable lease components. The Company has elected the practical expedient to account for separate lease components of a contract as a single lease cost thus causing all fixed payments to be capitalized. Non-lease and variable cost components are not included in the measurement of the right-of-use assets or operating lease liabilities.

Operating lease cost and variable lease cost were $3,000 and $1,000, respectively for the both the three- and six-month periods ending September 30, 2022. There was no operating lease cost and variable lease cost for the three- and six-month period ending September 30, 2021.

The aggregate future lease payments for the Company’s operating lease of September 30, 2022 were as follows:

Fiscal Year	Amount
2023 (excluding the six months ended September 30, 2022)	$17,903
2024	36,989
2025	38,202
2026	38,202
2027	38,202
Thereafter	178,274
Total Lease Payments	$347,772
Less Imputed Interest	81,950
Total operating lease liabilities	$265,822

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

Commitments

●	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of September 30, 2022 these shares have not yet been issued.
●	In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc. the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licensor, pursuant to which the Company is obligated to pay the former director and co-licensor an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that involve substantial risks and uncertainties and that reflect assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in several places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. These forward-looking statements include, among other things, statements about:

●	Our ability to successfully raise capital for ongoing operations and other business purposes;
●	our ability to identify and penetrate new markets for our products, technology and services;
●	Our ability to successfully identify, acquire, fund and operate specialized neuro-recovery physical therapy clinics as part of our newly launches business initiative;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;
●	our ability to obtain and maintain regulatory clearances;
●	our sales and marketing capabilities and strategy in the United States and internationally;
●	our ability to retain key management personnel on whom we depend;
●	our expectations with respect to our acquisition activity;
●	our intellectual property portfolio; and
●	our ability to innovate, develop and commercialize new products, technologies and services.

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

Company Overview

Bionik Laboratories Corp. is a robotics company providing neurological functional recovery solutions to improve the quality of life of millions of people with functional or mobility impairments by combining artificial intelligence, innovative technology and data solutions to help individuals regain mobility, enhance autonomy, and regain self-esteem.

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

On September 7, 2022, the Company acquired Tower Aquatic, described further below, which is the first step in our planned national strategic rollout of rehabilitation clinics. The Company intends to rebrand the newly acquired physical therapy clinic as a specialized neuro-recovery center that will showcase and provide continued accessibility to Bionik’s technology and solutions by providing treatment to patients with stroke, brain and spinal cord injuries. The Company plans to acquire a network of neuro recovery centers which will enable us to provide more patients with access to Bionik’s InMotion systems.

Currently, we receive revenues from the sale of our InMotion robots to our customers both in the U.S. and internationally and the operation of our newly acquired rehabilitation center. We also record revenues associated with our extended warranties that customers will purchase with the sale of our InMotion robots as well as from the sale of the InMotion Connect hardware and the subscription fees associated with the utilization of the InMotion Connect Pulse solution in the U.S.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

Our strategic business focus is on the following key areas:

●	Continuing to expand our distribution channels and commercial footprint in the United States and internationally with an increase in sales and marketing initiatives;
●	Continue to improve our data strategy and enhance our InMotion Connect software with solutions that serve clinical rehabilitation providers and their patients;
●	Continue to seek out opportunities to enhance our product offering and potentially introduce new technologies; and
●	Continue to seek out and acquire rehabilitation centers to showcase the Company’s technology and solutions with the goal of building a network of Bionik branded neuro recovery centers which is the catalyst to our data gathering.

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

On September 7, 2022, the Company completed the acquisition of the assets of Dearman & Dearman PT LLC (which is doing business as Tower Aquatic & Sports Physical Therapy), a physical therapy practice, for a cash purchase price of $215,000. In relation to such acquisition, on September 2, 2022, we issued a convertible promissory note and borrowed an aggregate of $250,000 from an affiliate of Mr. Gaston-Dreyfus to finance the acquisition of such assets and pay related costs and expenses.

Covid-19 Pandemic

As a result of extended shutdowns of businesses around the world due to the COVID-19 pandemic, we have seen a slowdown in our business as most of the capital expenditure programs of the healthcare facilities that make up our customer base have been put on hold or has been significantly curtailed. This, along with our typically long sales cycle, has adversely affected our ability to generate revenues dating back to the beginning of the pandemic in 2020. As a result, we took steps to address the decrease in revenue, including the following:

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30,
	2022		2021
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$486,205	100%	$227,905	100%	$258,300	113%
Cost of revenues	188,647	39	80,922	36	107,725	133
Gross profit	297,558	61	146,983	64	150,575	102
Operating expenses
Sales and marketing	496,350	102	438,957	193	57,393	13
Research and development	225,878	46	85,085	37	140,793	165
General and administrative	686,542	141	664,523	292	22,019	3
Total operating expenses	1,408,770	290	1,188,565	522	220,205	19
Loss from operations	(1,111,212)	(229)	(1,041,582)	(457)	(69,630)	(7)
Interest expense, net	17,417	4	225,184	99	(207,767)	(92)
Other expense, net	759	0	1,223	1	(464)	(38)
Total other expense (income)	18,176	4	226,407	99	(208,231)	(92)
Net loss	$(1,129,388)	(232)%	$(1,267,989)	(556)%	$138,601	11%

Revenues

Total revenues for the three months ended September 30, 2022 increased by $0.3 million, or 113%, to $0.5 million, as compared to revenues of $0.2 million for the three months ended September 30, 2021.

	Three Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Product	$359,850	$129,676	$230,174	177%
Subscriptions	63,750	58,000	5,750	10
Service, extended warranty & other	62,605	40,229	22,376	55
Total revenues	$486,205	$227,905	$258,300	113%

The change in total revenues was attributable to the following factors:

●	Product revenue increased by $0.2 million due to an increase in the number of units shipped. In the 2022 period, three units were shipped as direct sales as compared to two sales in the 2021 period, both of which were through our distributor model.
●	Subscription revenue grew by $6,000, or 10%, as we had more subscriptions in the 2022 period as compared to the 2021 period.
●	Our service, extended warranty and other revenues increased primarily due to more units under warranty and revenue from our clinic in the current period.

Cost of Revenues

	Three Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Cost of revenues	$188,647	$80,922	$107,725	133%
Cost of revenues (as a percentage of total revenues)	39%	36%

Total cost of revenues increased $0.1 million, or 133%, to $0.2 million for the 2022 period, as compared to $0.1 million for the 2021 period. The increase is primarily associated with selling more units in the 2022 period as compared to the 2021 period.

Sales and Marketing

	Three Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Sales and marketing	$496,350	$438,957	$57,393	13%
Sales and marketing (as a percentage of total revenues)	102%	193%

Sales and marketing expenses increased $0.1 million, or 13%, to $0.5 million for the 2022 period, as compared to $0.4 million for the 2021 period. The increase was due to higher consulting, personnel related expenses and marketing expenses related to our commercial initiatives to grow our sales pipeline.

Research and Development

	Three Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Research and development	$225,878	$85,085	$140,793	165%
Research and development (as a percentage of total revenues)	46%	37%

Research and development expenses increased $0.1 million, or 165%, to $0.2 million for the 2022 period, as compared to $0.1 million for the 2021 period. The increase was due to an increase in consulting expenses and personnel expenses related to our research and development initiatives, regulatory and quality initiatives.

General and Administrative

	Three Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
General and administrative	$686,542	$664,523	$22,019	3%
General and administrative (as a percentage of total revenues)	141%	292%

General and administrative expenses increased $22,000, or 3%, to $0.69 million for the 2022 period, as compared to $0.67 million for the 2021 period. In the 2022 period our general and administrative costs remain in line with the 2021 period.

Interest Expense, net

	Three Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Interest expense, net	$17,417	$225,184	$(207,767)	(92)%
Interest expense, net (as a percentage of total revenues)	4%	99%

The interest expense for the three month period ending September 30, 2022 decreased by $0.2 million due to less debt outstanding during the 2022 period than in the 2021 period.

Other expense (income), net

	Three Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Other expense, net	$759	$1,223	$(464)	(38)%
Other expense, net (as a percentage of total revenues)	0%	1%

Other expense decreased by $500, or 38%, for the 2022 period as compared to the 2021 period. Other expense consists primarily of the foreign currency impact of changes in the exchange rate between the Canadian dollar and the US dollar. In the 2022 period our other expenses remain in line with the 2021 period.

Six Months Ended September 30, 2022 and 2021

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the six months ended September 30, 2022 and 2021, respectively:

	Six Months Ended
	September 30,
	2022		2021
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$729,034	100%	$899,188	100%	$(170,154)	(19)%
Cost of revenues	263,828	36	211,429	24	52,399	25
Gross profit	465,206	64	687,759	76	(222,553)	(32)
Operating expenses
Sales and marketing	1,058,460	145	768,430	85	290,030	38
Research and development	603,983	83	266,052	30	337,931	127
General and administrative	1,287,275	177	1,496,744	166	(209,469)	(14)
Total operating expenses	2,949,718	405	2,531,226	282	418,492	17
Loss from operations	(2,484,512)	(341)	(1,843,467)	(205)	(641,045)	(35)
Interest expense, net	22,240	3	327,480	36	(305,240)	(93)
Other expense (income), net	6,769	1	(452,046)	(50)	485,815	101
Total other expense (income)	22,009	4	(124,566)	(14)	153,575	123
Net loss	$(2,513,521)	(345)%	$(1,718,901)	(191)%	$(794,620)	(46)%

Revenues

Total revenues for the six months ended September 30, 2022 decreased by $0.2 million, or 19%, to $0.7 million, as compared to revenues of $0.9 million for the six months ended September 30, 2021.

	Six Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Product	$489,525	$692,814	$(203,289)	(29)%
Subscriptions	126,000	112,750	13,250	12
Service, extended warranty & other	113,509	93,624	19,885	21
Total revenues	$729,034	$899,188	$(170,154)	(19)%

The change in total revenues was attributable to a number of factors:

●	Product revenue decreased by $0.2 million due to 5 units being shipped in the six months ended September 30, 2022 as compared to 7 units in the six month period ended September 30, 2021.
●	Subscription revenue grew by $13,000, or 12%, as we had more subscriptions in the 2022 period as compared to the 2021 period.
●	Our service, extended warranty and other revenues increased due primarily to more units under warranty and revenue from our clinic in the current period.

Cost of Revenues

	Six Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Cost of revenues	$263,828	$211,429	$52,399	25%
Cost of revenues (as a percentage of total revenues)	36%	24%

Total cost of revenues increased $0.1 million, or 25%, to $0.3 million for the 2022 period, as compared to $0.2 million for the 2021 period. The increase was primarily associated with selling certain demonstration inventory in the 2021 period which has a lower cost associated with it.

Sales and Marketing

	Six Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Sales and marketing	$1,058,460	$768,430	$290,030	38%
Sales and marketing (as a percentage of total revenues)	145%	85%

Sales and marketing expenses increased $0.3 million, or 38%, to $1.1 million for the 2022 period, as compared to $0.8 million for the 2021 period. The increase was due to higher consulting, personnel related expenses and marketing expenses related to our commercial initiatives to grow our sales pipeline.

Research and Development

	Six Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Research and development	$603,983	$266,052	$337,931	127%
Research and development (as a percentage of total revenues)	83%	30%

Research and development expenses increased $0.3 million, or 127%, to $0.6 million for the 2022 period, as compared to $0.3 million for the 2021 period. The increase was due to an increase in consulting expenses and personnel expenses related to our research and development, regulatory and quality initiatives.

General and Administrative

	Six Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
General and administrative	$1,287,275	$1,496,744	$(209,469)	(14)%
General and administrative (as a percentage of total revenues)	177%	166%

General and administrative expenses decreased $0.2 million, or 14%, to $1.3 million for the 2022 period, as compared to $1.5 million for the 2021 period. Corporate overhead costs decreased by $0.2 million as we reduced our general and administrative costs to align to the needs of the business.

Interest Expense, net

	Six Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Interest expense, net	$22,240	$327,480	$(305,240)	(93)%
Interest expense, net (as a percentage of total revenues)	3%	36%

The interest expense for the six month period ending September 30, 2022 decreased by $0.3 million due to less debt outstanding during the 2022 period than in the 2021 period.

Other (income), net

	Six Months Ended
	September 30,
			$	%
	2022	2021	Change	Change
Other expense (income), net	$6,769	$(452,046)	$458,815	(101)%
Other expense (income), net (as a percentage of total revenues)	1%	(50)%

Other expense (income) for the six-month period ending September 30, 2022 decreased by approximately $0.5 million due to the extinguishment of the PPP loan associated with the forgiveness from the federal government.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits and forgivable loans received from the U.S. and Canada governments. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At September 30, 2022, our cash and cash equivalents were $0.4 million. Our cash and cash equivalents are predominantly cash in operating accounts.

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

Additionally, we will need additional funds to respond to business opportunities including potential acquisitions of complementary technologies, additional purchases of physical therapy clinics to expand our base of specialized neuro-recovery centers, protect our intellectual property, develop new lines of business, and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We will also seek additional funds through arrangements with collaborators or other third parties. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that our plans will be successful. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines, services, business initiatives or our operations.

Cash Flows

Net cash used in operating activities was $2.1 million for the six months ended September 30, 2022 and resulted primarily from $2.5 million in net loss offset by $0.2 million in depreciation, interest expense and stock-based compensation expense for the period. Net changes in working capital items increased cash from operating activities by approximately $0.2 million, primarily related to an increase in accounts receivable which was offset by an increase in accrued expenses and a decrease in prepaid expenses and other assets. Net cash used in investing activities for the 2022 period was $0.2 million related to the Tower Aquatic clinic purchase. Net cash provided by financing activities during the three months ended June 30, 2022 was $0.8 million, related to proceeds received from the convertible promissory notes.

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

Recent Accounting Pronouncements

See Note 11 to our condensed consolidated interim financial statements included in this Quarterly Report for information regarding recent accounting pronouncements that are of significance or potential significance to us.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2022, the Company issued 1,048 shares of its common stock upon conversion of a like number of its indirect subsidiary’s Exchangeable Shares. Such shares were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

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

4.3	Form of Warrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 20, 2017)
4.5	Allonge to Common Stock Purchase Warrants (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 3, 2018)
4.6	Description of the Company’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2020, filed with the Commission on June 29, 2020)
10.1	Business Asset Purchase Agreement dated August 30, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022)
10.2	Secured Convertible Promissory Note dated September 2, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022)
10.3	Collateral Pledge Agreement dated September 2, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022)
10.4	Severance Agreement and Release of All Claims with Loren Wass (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022)
10.5	Amendment Agreement with Rich Russo Jr. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022)
10.6	Employment Agreement with Dan Gonsalves (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022)
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2022

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dan Gonsalves
Dan Gonsalves
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)