Form 10-Q
period 2022-12-31
Bionik Laboratories Corp.
filed 2023-02-08
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of February 3, 2023 was 6,878,162 shares.

BIONIK LABORATORIES CORP.

Part I—Financial Information

Item 1. Interim Financial Statements

Bionik Laboratories Corp.

Condensed Consolidated Balance Sheets

	(unaudited)	March 31,
	December 31, 2022	2022
Assets
Current assets
Cash and cash equivalents	$685,202	$1,991,377
Accounts receivable	337,368	274,844
Prepaid expenses and other current assets	909,331	1,127,362
Inventories	1,143,580	1,191,020
Total current assets	3,075,481	4,584,603
Equipment (Note 3)	206,249	91,234
Other assets	8,695	—
Operating lease right-of-use assets, non-current (Note 9)	260,178	—
Tradenames and Trademarks (Note 2)	35,000	—
Goodwill (Note 2)	99,552	—
Total assets	$3,685,155	$4,675,837

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$380,614	$305,095
Accrued liabilities	1,293,055	873,030
Operating leases, current	21,280	—
Deferred revenue, current portion	396,719	313,854
Total current liabilities	2,091,668	1,491,979
Operating leases, non-current (Note 9)	240,397	—
Deferred revenue, net of current portion	273,677	256,646
Convertible notes (Note 5)	1,601,319	—
Total liabilities	4,207,061	1,748,625
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; Authorized 5,000,000; Authorized and Issued-1 Special voting preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value; Authorized – 13,000,000; Issued 6,768,162 and 111,392 Exchangeable Shares (March 31, 2022– 6,767,114 and 112,440 Exchangeable Shares)	6,879	6,879
Additional paid-in capital	98,433,145	98,294,558
Accumulated deficit	(98,992,053)	(95,402,321)
Accumulated other comprehensive income	30,123	28,096
Total stockholders’ (deficit) equity	(521,906)	2,927,212
Total liabilities and stockholders’ equity	$3,685,155	$4,675,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Revenues, net	$575,054	$183,262	$1,304,088	$1,082,450
Cost of revenues	304,503	50,394	568,331	261,823
Gross Profit	270,551	132,868	735,757	820,627

Operating expenses
Sales and marketing	446,427	567,300	1,504,887	1,335,730
Research and development	93,617	368,095	697,600	634,147
General and administrative	773,911	725,300	2,061,186	2,222,044
Impairment of goodwill & intangible assets	—	5,200,608	—	5,200,608
Total operating expenses	1,313,955	6,861,303	4,263,673	9,392,529

Loss from operations	(1,043,404)	(6,728,435)	(3,527,916)	(8,571,902)
Interest expense, net	30,435	249,096	52,675	576,576
Other expense (income), net	2,372	6,314	9,141	(445,732)
Total other expense	32,807	255,410	61,816	130,844
Net loss	$(1,076,211)	$(6,983,845)	$(3,589,732)	$(8,702,746)
Loss per share - basic and diluted	$(0.16)	$(1.18)	$(0.52)	$(1.50)
Weighted average number of shares outstanding – basic and diluted	6,879,554	5,903,360	6,879,554	5,820,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(1,076,211)	$(6,983,845)	$(3,589,732)	$(8,702,746)

Other comprehensive loss components:
Cumulative translation adjustment	65	720	2,027	(13,525)

Total other comprehensive loss	65	720	2,027	(13,525)

Comprehensive loss	$(1,076,146)	$(6,983,125)	$(3,587,705)	(8,716,271)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended
	December 31, 2022	December 31, 2021
Operating activities:
Net loss	$(3,589,732)	$(8,702,746)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	43,591	89,713
Interest expense	51,319	573,965
Impairment of goodwill & intangible assets	—	5,200,608
Share based compensation expense	138,587	319,005
Extinguishment of debt	—	(459,912)
Issuance of common shares in lieu of services	—	33,000
Changes in non-cash working capital items
Accounts receivable	(62,525)	322,131
Prepaid expenses and other current assets	217,217	188,373
Net book value of demonstration inventory sold	—	16,248
Inventories	(30,719)	(237,029)
Accounts payable	82,462	(272,570)
Accrued liabilities	419,064	166,735
Operating leases, net	747	—
Deferred revenue	99,618	(4,928)
Net cash used in operating activities	(2,630,371)	(2,767,407)
Investing activities:
Acquisition, (Note 2)	(215,000)	—
Purchase of equipment	—	(12,500)
Other non-current assets	(7,942)	—
Net cash used in investing activities	(222,942)	(12,500)
Financing activities:
Proceeds from convertible loans	1,550,000	5,550,000
Payments on capital lease obligations	—	(1,437)
Net cash provided by financing activities	1,550,000	5,548,563
Effect of exchange rate changes on cash and cash equivalents	(2,862)	(7,012)
Net (decrease) increase in cash and cash equivalents	(1,306,175)	2,761,644
Cash and cash equivalents, beginning of the period	1,991,377	608,348
Cash and cash equivalents, end of the period	$685,202	$3,369,992

Supplemental noncash activities:
Conversion of term loans into option exercises	$—	$642,153
Conversion of demand loans into convertible notes	$—	$3,286,791
Subsidiary purchase of fixed assets	$50,185	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three- and nine- month periods ending December 31, 2022 and 2021

(unaudited)

1.    Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Annual Report on Form 10-K of Bionik Laboratories Corp. (“Bionik” or the “Company”) for the fiscal year ended March 31, 2022 filed with the SEC on June 9, 2022. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of December 31, 2022, and its results of operations for the three and nine months ended December 31, 2022 and 2021, and cash flows for the nine months ended December 31, 2022 and 2021. The condensed consolidated balance sheet at March 31, 2022 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results for the year ending March 31, 2023 or any period thereafter.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of December 31, 2022 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

Critical Accounting Policies

The following accounting policies have been updated and adopted in conjunction with the acquisition of the Company’s physical therapy clinic on September 7, 2022 which differ from the accounting policies disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 9, 2022:

Revenue Recognition

Revenues from the operations of the Company’s clinic which is included in Revenue, net in the Condensed Consolidated Statements of Operations are recognized in the period in which services are rendered. Net patient revenue consists of revenue for physical therapy, pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenue less estimated contractual adjustments) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between the Company (or its applicable subsidiary) and the patient upon each patient visit. Generally, this occurs as the Company (or its applicable subsidiary) provides physical therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company (or its applicable subsidiary) has agreements with third-party payors that provide for payments to it at amounts different from its established rates.

Going Concern

At December 31, 2022, cash and cash equivalents were $0.7 million. At December 31, 2022, the Company had a working capital surplus of $1.0 million and at March 31, 2022, the Company had a working capital surplus of $3.1 million. At December 31, 2022 and March 31, 2022, the Company has accumulated deficits of $99.0 million and $95.4 million, respectively. The Company has incurred a net loss and comprehensive loss for the three months ended December 31, 2022 and 2021 of $1.1 million and $7.0 million, respectively, and for the nine months ended December 31, 2022 and 2021 of $3.6 million and $8.7 million, respectively.

The Company’s future funding requirements depend on a number of factors, including the rate of market acceptance of its current and future products and the resources the Company devotes to developing and supporting the same, as well as the number of, and cost for the, planned acquisitions of physical therapy clinics as part of its new business strategy. There is no certainty that the Company will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable it to meet its obligations as they come due and consequently continue as a going concern.

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

2.    Business Combination

On September 7, 2022, the Company completed the acquisition of the assets of Dearman & Dearman PT LLC (“Dearman LLC”), a physical therapy practice, for a cash purchase price of $215,000. The Company is rebranding the physical therapy clinic (“Tower Aquatic”) as a specialized neuro-recovery center to showcase Bionik’s technology and solutions by providing treatment to patients with stroke, brain and spinal cord injuries, among its current service offerings.

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
$215,000

The Company incurred $52,000 of acquisition-related costs to complete the transaction including legal, valuation and closing fees. These expenses are included in the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2022 as general and administrative operating expenses. The Relief from Royalty Method was relied upon to value the Trade Names and Trademarks. Because of the licensing appeal of this asset, the benefit of ownership as the “relief” from the royalty expense was estimated, that would be incurred in the absence of ownership. Unaudited proforma consolidated financial information for the acquisition have not been included as this acquisition is not significant.

3.    Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

	December 31,	March 31,
	2022	2022
Prepaid inventory	$709,503	$956,743
Prepaid insurance	141,389	77,553
Other prepaid expenses	58,439	93,066
	$909,331	$1,127,362

Equipment

Equipment consisted of the following at December 31, 2022 and March 31, 2022:

	December 31, 2022			March 31, 2022
	Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$315,837	$308,545	$7,292	$315,837	$305,420	$10,417
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	204,447	122,461	81,986	168,691	87,874	80,817
Equipment	130,563	90,833	39,730	88,742	88,742	—
Leasehold Improvements	79,448	2,207	77,241	—	—	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$846,965	$640,716	$206,249	$689,940	$598,706	$91,234

Depreciation expense for the three months ended December 31, 2022 and December 31, 2021 was $19,000 and $11,000, respectively. Depreciation expense for the nine months ended December 31, 2022 and December 31, 2021 was $43,000 and $31,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2022 and March 31, 2022:

	December 31,	March 31,
	2022	2022
Accrued personnel costs	$208,564	$115,992
Accrued director fees	823,334	480,672
Accrued commissions	14,278	22,924
Accrued professional fees	98,433	81,100
Accrued warranty costs	24,554	8,885
Accrued other	123,892	163,457
	$1,293,055	$873,030

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty costs are included in accrued liabilities on the condensed consolidated interim balance sheets and amounted to $25,000 at December 31, 2022 and $9,000 at March 31, 2022.

4.    Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners.

	December 31,	March 31,
	2022	2022
Finished goods	942,002	1,083,718
Raw Materials	201,578	107,302
	$1,143,580	$1,191,020

5.     Notes Payable & PPP Loans

Convertible Loan – Q3 Working Capital Loans

On each of November 14, 2022 and December 14, 2022, the Company issued a convertible promissory note (each, a “Q3 Working Capital Note” and together, the “Q3 Working Capital Notes”) in the amount of $400,000, for an aggregate of $800,000 in borrowings, from an affiliate of Remi Gaston-Dreyfus, a director (the “Holder”). The Company used the net proceeds from the Q3 Working Capital Notes for the Company’s working capital and general corporate purposes. Each Q3 Working Capital Note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, in shares on the two-year anniversary of the applicable issue date (the “Q3 Working Capital Loan Maturity Date”).

Each Q3 Working Capital Note will be convertible into equity of the Company upon the following events on the following terms: (a) on the applicable Q3 Working Capital Loan Maturity Date without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under such Q3 Working Capital Note will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on the applicable Q3 Working Capital Loan Maturity Date and (b) upon the consummation of the next equity or equity linked round of financing of the Company for cash proceeds (the “Qualified Financing”), without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the applicable Q3 Working Capital Note will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with these loans for the three and nine months ended December 31, 2022 was $8,000. There was no interest expense associated with these loans for the three and nine months ended December 31, 2021.

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

Interest expense associated with the Acquisition Loan for the three and nine months ended December 31, 2022 was $8,000 and $10,000 respectively. There was no interest expense associated with the Acquisition Loan for the three and nine months ended December 31, 2021.

Convertible Loan – Q1 Working Capital Loan

Between June 9, 2022, and June 10, 2022, the Company issued convertible promissory notes (each, a “Q1 Working Capital Note” and collectively, the “Q1 Working Capital Notes”) and borrowed an aggregate of $500,000 from an affiliate of Mr. Gaston-Dreyfus ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors of the Company ($100,000); and an existing investor and shareholder of the Company ($200,000) (collectively, the “Holders”). The Company used the net proceeds from the Q1 Working Capital Notes for the Company’s working capital and general corporate purposes. Each Q1 Working Capital Note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, in shares on the two-year anniversary of the applicable issue date (the “Q1 Working Capital Loan Maturity Date”).

Each Q1 Working Capital Note will be convertible into equity of the Company upon the following events on the following terms: (a) on the applicable Q1 Working Capital Loan Maturity Date without any action on the part of the Holders, the outstanding principal and accrued and unpaid interest under such Q1 Working Capital Notes will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on the applicable Q1 Working Capital Loan Maturity Date and (b) upon the consummation of the next Qualified Financing, without any action on the part of the Holders, the outstanding principal and accrued and unpaid interest under the applicable Q1 Working Capital Note will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with these loans for the three and nine months ended December 31, 2022 was $15,000 and $33,000, respectively. There was no interest expense associated with these loans for the three and nine months ended December 31, 2021.

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

There was no interest expense associated with the 2021 Notes for the three and nine months ended December 31, 2022. Interest expense associated with the 2021 Notes for the three and nine months ended December 31, 2021 was $0.2 million and $0.5 million respectively.

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

There was no interest expense associated with these loans for the three and nine months ended December 31, 2022. The Company did not incur interest expense on these loans during the three months ended December 31, 2021. Interest expense associated with these loans for the nine months ended December 31, 2021 was $0.1 million.

Paycheck Protection Program Loan

In May 2020, the Company signed a promissory note for $0.5 million pursuant to the federal Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which is administered by the U.S. Small Business Administration. The loan is unsecured, bears interest of 1% per annum and a deferment period of 6 months. The loan is to be used primarily for payroll related costs, lease, and utility payments. The Company had applied for forgiveness and as such forgiveness was granted in May 2021. The forgiveness of the PPP loan is recorded in the statement of operations as other income for the nine months ended December 31, 2021.

6.    Stockholders’ Equity

Common Stock Authorized

	December 31, 2022		March 31, 2022
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	112,440	$113
Converted into common shares	(1,048)	(1)	—	—
Balance at end of period	111,392	112	112,440	113
Common Shares
Balance at beginning of the period	6,767,114	6,766	5,589,375	5,589
Shares issued on conversion of loans (a)	—	—	947,602	947
Shares issued for in lieu of services (b)	—	—	50,000	50
Options exercised in conjunction with 2021 Notes (c)	—	—	180,137	180
Exchangeable shares converted into common shares	1,048	1	—	—
Balance at end of the period	6,768,162	6,767	6,767,114	6,766
Total Shares	6,879,554	$6,879	6,879,554	$6,879
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

7.    Stock-Based Compensation

Total stock-based compensation expense for the three months ended December 31, 2022 and December 31, 2021 was $31,000 and $0.2 million, respectively. Total stock-based compensation expense for the nine months ended December 31, 2022 and December 31, 2021 was $0.1 million and $0.3 million, respectively.

Bionik granted options to purchase 244,000 and 273,500 shares of common stock to employees during the nine months ended December 31, 2022 and 2021, respectively. Stock options granted to employees or non-employees typically vest over a 1-to-5-year period.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The Black-Scholes option pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s assumptions do not include an estimated forfeiture rate.

The weighted-average grant date fair values of options granted to employees during the nine months ended December 31, 2022 and 2021 were $0.30 and $2.05, respectively. All grants awarded during the periods presented used the following assumptions:

	Nine Months Ended
	December 31,
	2022	2021
Risk free interest rate	3.95%	1.34%
Expected term	7 years	7 years
Dividend yield	—	—
Expected volatility	197%	171%
Forfeiture rate	0%	0%

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

As of December 31, 2022 the total unrecognized compensation cost related to outstanding stock options expected to vest was $0.2 million, which the Company expects to recognize over a weighted-average period of 2 years.

8.    Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Outstanding and exercisable, March 31, 2021	122,367	$19.69
Expired	(42,684)	$(9.38)
Outstanding and exercisable, March 31, 2022	79,683	$25.22
Expired	(64,025)	(9.38)
Outstanding and exercisable December 31, 2022	15,658	$90.00

The following is a summary of common share purchase warrants outstanding as of December 31, 2022.

Exercise	Number of
Price ($)	Warrants	Expiry Date
90.00	15,658	March 31, 2023

The weighted-average remaining contractual term of the outstanding warrants was 0.25 years.

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

Operating lease cost and variable lease cost were $10,000 and $3,000, for the three- month period ending December 31, 2022. Operating lease cost and variable lease cost were $13,000 and $4,000, for the nine- month period ending December 31, 2022. There was no operating lease cost and variable lease cost for the three- and nine-month period ending December 31, 2021.

The aggregate future lease payments for the Company’s operating lease of December 31, 2022 were as follows:

Fiscal Year	Amount
2023 (excluding the nine months ended December 30, 2022)	$9,096
2024	36,989
2025	38,202
2026	38,202
2027	38,202
Thereafter	178,274
Total Lease Payments	$338,965
Less Imputed Interest	77,288
Total operating lease liabilities	$261,677

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

Commitments

●	On February 25, 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $210,323 based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of December 31, 2022 these shares have not yet been issued.

●	In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc. the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licensor, pursuant to which the Company is obligated to pay the former director and co-licensor an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that involve substantial risks and uncertainties and that reflect assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward- looking statements. These statements appear in several places, including, but not limited to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will”, “should,” “plan,” “project” and other words of similar meaning. These forward-looking statements include, among other things, statements about:

●	Our ability to successfully raise capital for ongoing operations, to acquire additional physical therapy clinics and for other business purposes;
●	our ability to identify and penetrate new markets for our products, technology and services;
●	our ability to successfully identify, acquire, fund and operate specialized neuro-recovery physical therapy clinics as part of our newly launches business initiative;
●	our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;
●	our ability to obtain and maintain regulatory clearances;
●	our sales and marketing capabilities and strategy in the United States and internationally;
●	our ability to retain key management personnel on whom we depend;
●	our expectations with respect to our acquisition activity;
●	our intellectual property portfolio; and
●	our ability to innovate, develop and commercialize new products, technologies and services.

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

Currently, we receive revenues from the sale of our InMotion robots to our customers both in the U.S. and internationally and the operation of our newly acquired rehabilitation center through insurance reimbursements and patient co-payments. We also record revenues associated with our extended warranties that customers will purchase with the sale of our InMotion robots as well as from the sale of the InMotion Connect hardware and the subscription fees associated with the utilization of the InMotion Connect Pulse solution in the U.S.

We currently sell our products directly or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

Our strategic business focus is on the following key areas:

●	Continuing to expand our distribution channels and commercial footprint in the United States and internationally with an increase in sales and marketing initiatives;
●	Continue to seek out and acquire rehabilitation centers to showcase the Company’s technology and solutions with the goal of building a network of Bionik branded neuro recovery centers which is the catalyst to our data gathering.
●	Continue to improve our data strategy and enhance our InMotion Connect software with solutions that serve clinical rehabilitation providers and their patients; and

●	Continue to seek out opportunities to enhance our product offering and potentially introduce new technologies

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

On each of November 14, 2022 and December 14, 2022, we issued a convertible promissory note in the amount of $400,000, for an aggregate of $800,000 in borrowings, from an affiliate of Remi Gaston-Dreyfus, a director.

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

Results of Operations

Three Months Ended December 31, 2022 and 2021

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the three months ended December 31, 2022 and 2021, respectively:

	Three Months Ended
	December 31,
	2022		2021
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$575,054	100%	$183,262	100%	$391,792	214%
Cost of revenues	304,503	53	50,394	27	254,109	504
Gross profit	270,551	47	132,868	73	137,683	104
Operating expenses
Sales and marketing	446,424	78	567,300	310	(120,873)	(21)
Research and development	93,617	16	368,095	201	(274,478)	(75)
General and administrative	773,911	135	725,300	396	48,611	7
Impairment of goodwill & intangible assets	—	—	5,200,608	2,838	(5,200,608)	(100)
Total operating expenses	1,313,955	228	6,861,303	3,744	(5,547,348)	(81)
Loss from operations	(1,043,404)	(181)	(6,728,435)	(3,671)	(5,685,031)	(84)
Interest expense, net	30,435	5	249,096	136	(218,661)	(88)
Other expense, net	2,372	—	6,314	3	(3,942)	(62)
Total other expense	32,807	6	255,410	139	(222,603)	(87)
Net loss	$(1,076,211)	(187)%	$(6,983,845)	(3,811)%	$5,907,634	(85)%

Revenues

Total revenues for the three months ended December 31, 2022 increased by $0.4 million, or 214%, to $0.6 million, as compared to revenues of $0.2 million for the three months ended December 31, 2021.

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Product	$405,373	$88,699	$316,674	357%
Subscriptions	64,500	51,000	13,500	26
Service, extended warranty & other	105,181	43,563	61,618	141
Total revenues	$575,054	$183,262	$391,792	214%

The change in total revenues was attributable to the following factors:

●	Product revenue increased by $0.3 million due to an increase in the number of units shipped. In the 2022 period, five units were shipped as compared to one unit sale in the 2021 period.
●	Subscription revenue grew by $14,000, or 26%, as we had more subscriptions in the 2022 period as compared to the 2021 period.
●	Our service, extended warranty and other revenues increased primarily due to revenue associated with the acquisition of our first clinic in the current period.

Cost of Revenues

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Cost of revenues	$304,503	$50,394	$254,109	504%
Cost of revenues (as a percentage of total revenues)	53%	27%

Total cost of revenues increased $0.3 million, or 504%, to $0.3 million for the 2022 period, as compared to $50,394 for the 2021 period. The increase is associated with selling more units in the 2022 period as compared to the 2021 period and from costs of revenues associated with our clinic in the current period, which tends to carry lower gross margins for patient services.

Sales and Marketing

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Sales and marketing	$446,427	$567,300	$(120,873)	(21)%
Sales and marketing (as a percentage of total revenues)	78%	310%

Sales and marketing expenses decreased $0.1 million, or 21%, to $0.4 million for the 2022 period, as compared to $0.6 million for the 2021 period. The decrease was due to lower consulting, personnel related expenses and marketing expenses during the period.

Research and Development

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Research and development	$93,617	$368,095	$(274,478)	(75)%
Research and development (as a percentage of total revenues)	16%	201%

Research and development expenses decreased $0.3 million, or 75%, to $0.1 million for the 2022 period, as compared to $0.4 million for the 2021 period. The decrease was due to lower consulting expenses and personnel expenses related to our research and development initiatives, regulatory and quality initiatives.

General and Administrative

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
General and administrative	$773,911	$725,300	$48,611	7%
General and administrative (as a percentage of total revenues)	135%	396%

General and administrative expenses increased $49,000, or 7%, to $0.8 million for the 2022 period, as compared to $0.7 million for the 2021 period. In the 2022 period our general and administrative costs remain substantially in line with the 2021 period.

Impairment of Goodwill & Intangible assets

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Impairment of goodwill & intangible assets	$—	$5,200,608	$(5,200,608)	(100)%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	—%	2,838%

We did not incur any impairment of goodwill & intangible asset charges in the 2022 period. Impairment of goodwill and intangible assets were $5.2 million, in the 2021 period.

Interest Expense, net

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Interest expense, net	$30,435	$249,096	$(218,661)	(88)%
Interest expense, net (as a percentage of total revenues)	5%	136%

The interest expense for the three month period ending December 31, 2022 decreased by $0.2 million due to less debt outstanding during the 2022 period than in the 2021 period.

Other expense, net

	Three Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Other expense, net	$2,372	$6,314	$(3,942)	(62)%
Other expense, net (as a percentage of total revenues)	—%	3%

Other expense decreased by $4,000, or 62%, for the 2022 period as compared to the 2021 period. Other expense, net in both periods consists primarily of the foreign currency impact of changes in the exchange rate between the Canadian dollar and the US dollar.

Nine Months Ended December 31, 2022 and 2021

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the nine months ended December 31, 2022 and 2021, respectively:

	Nine Months Ended
	December 31,
	2022		2021
		As a % of		As a % of
		Total		Total	$	%
	Amount	Revenues	Amount	Revenues	Change	Change
Revenues, net	$1,304,088	100%	$1,082,450	100%	$221,638	20%
Cost of revenues	568,331	44	261,823	24	306,508	117
Gross profit	735,757	56	820,627	76	(84,870)	(10)
Operating expenses
Sales and marketing	1,504,887	115	1,335,730	123	169,157	13
Research and development	697,600	53	634,147	59	63,453	10
General and administrative	2,061,186	158	2,222,044	205	(160,858)	(7)
Impairment of goodwill & intangible assets	—	—	5,200,608	480	(5,200,608)	(100)
Total operating expenses	4,263,673	327	9,392,529	868	(5,128,856)	(55)
Loss from operations	(3,527,916)	(271)	(8,571,902)	(792)	(5,043,986)	(59)
Interest expense, net	52,675	4	576,576	53	(523,901)	(91)
Other expense (income), net	9,141	1	(445,732)	(41)	454,873	(102)
Total other expense	61,816	5	130,844	12	(69,028)	(53)
Net loss	$(3,589,732)	(275)%	$(8,702,746)	(804)%	$5,113,014	(59)%

Revenues

Total revenues for the nine months ended December 31, 2022 increased by $0.2 million, or 20%, to $1.3 million, as compared to revenues of $1.1 million for the nine months ended December 31, 2021.

	Nine Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Product	$894,898	$781,512	$113,368	15%
Subscriptions	190,500	163,750	26,750	16
Service, extended warranty & other	218,690	137,188	81,502	59
Total revenues	$1,304,088	$1,082,450	$221,638	20%

The change in total revenues was attributable to a number of factors:

●	Product revenue increased by $0.1 million or 15% due to 10 units being shipped in the nine months ended December 31, 2022 as compared to 8 units in the nine month period ended December 31, 2021.

●	Subscription revenue grew by $27,000, or 16%, as we had more subscriptions in the 2022 period as compared to the 2021 period.
●	Our service, extended warranty and other revenues increased primarily due to revenue from the acquisition of our first clinic in the current period.

Cost of Revenues

	Nine Months Ended
	December 31,
			$	%
	2022	2021
Cost of revenues	$568,331	$261,823	$306,508	117%
Cost of revenues (as a percentage of total revenues)	44%	24%

Total cost of revenues increased $0.3 million, or 117%, to $0.6 million for the 2022 period, as compared to $0.3 million for the 2021 period. The increase was associated with selling more robots in the 2022 period, costs of revenues associated with our clinic in the 2022 period which carry lower gross margins for patient services, partially offset with selling demonstration inventory in the 2021 period which has a lower cost associated with it.

Sales and Marketing

	Nine Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Sales and marketing	$1,504,887	$1,335,730	$169,157	13%
Sales and marketing (as a percentage of total revenues)	115%	123%

Sales and marketing expenses increased $0.2 million, or 13%, to $1.5 million for the 2022 period, as compared to $1.3 million for the 2021 period. The increase was due to higher consulting, personnel related expenses and marketing expenses related to our commercial initiatives to grow our sales pipeline.

Research and Development

	Nine Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Research and development	$697,600	$634,147	$63,453	10%
Research and development (as a percentage of total revenues)	53%	59%

Research and development expenses increased $0.1 million, or 10%, to $0.7 million for the 2022 period, as compared to $0.6 million for the 2021 period. The increase was due to an increase in consulting expenses and personnel expenses related to our research and development, regulatory and quality initiatives.

General and Administrative

	Nine Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
General and administrative	$2,061,186	$2,222,044	$(160,858)	(7)%
General and administrative (as a percentage of total revenues)	158%	205%

General and administrative expenses decreased by $0.2 million, or 7%, to $2.1 million for the 2022 period, as compared to $2.2 million for the 2021 period, as we reduced corporate overhead costs to align to the needs of the business.

Impairment of Goodwill & Intangible assets

	Nine Months Ended
	December 31,
			$	%
	2022	2020	Change	Change
Impairment of goodwill & intangible assets	$—	$5,200,608	$(5,200,608)	(100)%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	—%	480%

We did not incur any impairment of goodwill & intangible asset charges in the 2022 period. Impairment of goodwill and intangible assets were $5.2 million, in the 2021 period.

Interest Expense, net

	Nine Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Interest expense, net	$52,675	$576,576	$(523,901)	(91)%
Interest expense, net (as a percentage of total revenues)	4%	53%

The interest expense for the nine month period ending December 31, 2022 decreased by $0.5 million due to less debt outstanding in the 2022 period than in the 2021 period.

Other expense (income), net

	Nine Months Ended
	December 31,
			$	%
	2022	2021	Change	Change
Other expense (income), net	$9,141	$(445,732)	$(454,873)	102%
Other expense (income), net (as a percentage of total revenues)	1%	(41)%

Other expense (income) for the nine-month period ending December 31, 2022 decreased by approximately $0.4 million due primarily to the extinguishment of the PPP loan associated with the forgiveness from the federal government in the 2021 period.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits and forgivable loans received from the U.S. and Canada governments. We require cash to pay our operating expenses, including research and development activities, fund working capital needs and make capital expenditures. At December 31, 2022, our cash and cash equivalents were $0.7 million. Our cash and cash equivalents are predominantly cash in operating accounts.

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

Additionally, we will need additional funds to respond to business opportunities including potential acquisitions of complementary technologies, additional purchases of physical therapy clinics to expand our base of specialized neuro-recovery centers, protect our intellectual property, develop new lines of business, and enhance our operating infrastructure. While we may need to seek additional funding for any such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. However, there can be no assurance that our plans will be successful. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines, services, business initiatives or our operations.

Cash Flows

Net cash used in operating activities was $2.6 million for the nine months ended December 31, 2022 and resulted primarily from $3.6 million in net loss offset by $0.2 million in depreciation, interest expense and stock-based compensation expense for the period. Net changes in working capital items increased cash from operating activities by approximately $0.7 million, primarily related to an increase in accrued expenses and a decrease in prepaid expenses and other assets. Net cash used in investing activities for the 2022 period was $0.2 million related to the Tower Aquatic clinic purchase. Net cash provided by financing activities during the nine months ended December 31, 2022 was $1.6 million, related to proceeds received from issuing convertible promissory notes.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.3	Form of Warrant (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2017, filed with the Commission on June 29, 2017)
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 20, 2017)
4.5	Allonge to Common Stock Purchase Warrants (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 3, 2018)
4.6	Description of the Company’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2020, filed with the Commission on June 29, 2020)
10.1	Subscription Agreement dated November 14, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2022)
10.2	Convertible Promissory Note dated November 14, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2022)
10.3	Subscription Agreement dated December 14, 2022
10.4	Convertible Promissory Note dated December 14, 2022
10.5	Amendment Agreement with Rich Russo Jr. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022)
10.6	Employment Agreement with Dan Gonsalves (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022)
31.1	Certificate of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2023

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dan Gonsalves
Dan Gonsalves
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)