Form 10-K
period 2023-03-31
Bionik Laboratories Corp.
filed 2023-06-21
CIK 1508381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, at September 30, 2022 was $1,374,540

The number of shares of the registrant’s common stock outstanding as of June 16, 2023 was 12,480,431 shares of common stock, par value $0.001 per share.

BIONIK LABORATORIES CORP.

i

BASIS OF PRESENTATION

Unless otherwise noted, references in this Annual Report on Form 10-K to “Bionik,” the “Company,” “we,” “our,” or “us” means Bionik Laboratories Corp., and, unless the context otherwise requires, together with its subsidiaries, Bionik Laboratories, Inc., a Canadian corporation, Bionik, Inc., a Massachusetts corporation (formerly Interactive Motion Technologies, Inc., “IMT”), Tower Aquatic, LLC, a Delaware LLC, and Bionik Management Company LLC, a Delaware LLC. References to IMT refer to such company prior to its acquisition by the Company on April 21, 2016.

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

SUMMARY OF RISK FACTORS

We have prepared the following summary of the principal risks to our business and the risks associated with ownership of our common stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	Our future prospects are not certain and may not be successful.
●	We cannot predict when we will achieve profitability.
●	There is substantial doubt on our ability to continue as a going concern.
●	We are subject to significant accounts payable and other current liabilities.
●	We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate; and such capital may substantially dilute the interests of existing stockholders.
●	We may never complete the development of any of our proposed products or product improvements into marketable products.
●	Customers will be unlikely to buy any of our proposed, developmental, or contemplated products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.
●	Our products may not be accepted in the market.
●	The industries in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.
●	We may not be successful in operating and rebranding Tower Aquatic or other physical therapy clinics we acquire in conjunction with our national strategic rollout of rehabilitation clinics.
●	We are subject to extensive governmental regulations relating to the manufacturing, labeling, and marketing of our products.
●	We may be subject to penalties and may be precluded from marketing our products if we fail to comply with extensive governmental regulations.
●	If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse effect on our business.
●	Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.
●	Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition, and results of operations.
●	Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.
●	Unsuccessful clinical trials or procedures relating to products under development could have a material adverse effect on our prospects.
●	Changes in Medicare rules and guidelines and reimbursement or failure of our clinic to maintain their Medicare certification and/or enrollment status.

●	Changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients.
●	Compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply.
●	Governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
●	Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.
●	If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
●	The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.
●	We cannot assure you that the Company’s Common Stock will be listed on any national securities exchange.
●	We will not have a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms as a result of our planned deregistration from the Exchange Act.
●	An active and visible public trading market for the Company’s Common Stock has not developed and the market for our common stock is limited.
●	The market price for our Common Stock may be volatile.
●	As our Common Stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
●	After the planned termination of the registration of our common stock under Section 12(g) of the Exchange Act and suspension of our reporting obligations under Section 15(d) of the Exchange Act, your broker may no longer hold your shares in street name, which would make it more difficult for you to transfer your shares.
●	Our Amended and Restated Certificate of Incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
●	The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.
●	The loss of our key executives could have a significant impact on us.
●	Our acquisition of companies or technologies could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.
●	Product defects could adversely affect the results of our operations.
●	We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.
●	Our operations in international markets involve inherent risks that we may not be able to control.
●	Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.
●	We do not expect to pay cash dividends on our common stock.

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

The InMotion therapy uses the Company’s robots to assist patients to rewire a segment of their brains after injury, also known as neuroplasticity. They are designed to provide intelligent, adaptive therapy in a manner that has been clinically shown to improve neurorecovery. Our two offered products, the InMotion ARM, and InMotion ARM/HAND, are robotic therapies for the upper limbs. InMotion robotic therapies have been characterized as Class II medical devices by the U.S. Food and Drug Administration, or FDA, and are listed with the FDA to market and sell in the United States. Approximately 450 of our clinical robotic products for stroke rehabilitation have been sold in over 20 countries, including the United States. We have a growing body of clinical data for our products. More than 1,500 patients participated in trials using our InMotion robots, the results of which have been published in peer-reviewed medical journals (including the New England Journal of Medicine and Stroke).

We also offer a leading custom software solution called InMotion Connect in 2020. InMotion Connect is designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion Connect provides the ability for hospital management to access remotely management dashboards presenting the anonymized utilization data of each of their InMotion robotic devices and their robotic devices’ productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Through further customization with each hospital system, a patient’s progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. We believe that this software platform will ensure the HL7 compliant InMotion Connect will seamlessly feed data through various existing hospital protocols, providing practitioners with protected patient data and treatment results.

We currently sell our InMotion products directly or through distributors, or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

On September 7, 2022, we acquired Tower Aquatic, which is the first step in our planned national strategic rollout of rehabilitation clinics. The Company intends to rebrand the newly acquired physical therapy clinic as a specialized neuro-recovery center that will showcase and provide continued accessibility to Bionik’s technology and solutions by providing treatment to patients with stroke, brain and spinal cord injuries. We plan to acquire a network of neuro recovery centers as funds allow, which will enable us to provide more patients with access to our InMotion systems.

Recent Developments

On June 9, 2023, the principal and accrued interest under the Company’s outstanding convertible promissory notes (the “Outstanding Notes”), converted into an aggregate of 4,083,544 shares of the Company’s common stock, in accordance with the terms of the Outstanding Notes. Of such shares, 3,102,878 were issued to an affiliate of Remi Gaston-Dreyfus, a director of the Company, 186,111 were issued to an affiliate of the Company’s Chairman, Andre-Jacques Auberton-Herve, and 794,554 were issued to two existing stockholders.

On June 13, 2023, the Company launched a new private offering of its convertible promissory notes of up to $2,000,000, with an initial subscription of $220,000 from an affiliate of the Company’s Chairman, Andre-Jacques Auberton-Herve.

On June 14, 2023, Audrey Frederique Thevenon, and on June 16, 2023, Joseph Martin, each a director of the Company, agreed to convert $108,333 of accrued director fees due and owing to each of them, into a 10-year promissory note (each, “Director Note”).

On June 16, 2023, the Company’s Board of Directors and management announced the commencement of certain cost-cutting measures to maximize available resources while it seeks to raise capital through the above-referenced $2,000,000 private offering and increase revenues. In addition to entering into the Director Notes and repaying certain accrued directors fees through the issuance of shares in lieu thereof, this may ultimately include some or all of the following:

●	Concentrate its available resources on selling its InMotion devices and supporting technology to large, national accounts and through overseas distributors, while suspending sales initiatives to multiple single or smaller purchasers. The cost of sales to single and smaller purchasers is disproportionately larger than to large accounts or through distributor relationships.
●	Concentrate on the growth of its, and continue acquisitions of, neuro recovery centers, as funds allow, which the Company believes can accelerate revenue growth faster than by sales of InMotion devices alone.
●	Consider an amendment to the Company’s current directors’ compensation plan, to prevent the further accruing of director fees.
●	Consider decreasing the size of the Board of Directors from its current size of seven, with voluntary resignations of one or more directors.
●	Pausing the Company’s investor relations and public relations strategies.

In addition, the Company:

●	is in the process of significantly reducing its Watertown, Massachusetts facility space;
●	has reduced employee headcount to focus on core services and support, with corresponding reduced costs;
●	has approved a plan to file a Form 15 with the Securities and Exchange Commission to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and to suspend its reporting obligations under Section 15(d) of the Exchange Act; and
●	will continue to consider other ways to maximize shareholder value, including but not limited to sale of the Company or its assets, or restructuring or reorganization, among other alternatives.

The Company expects that the savings generated from such cost-reduction activities as are ultimately adopted, along with a projected capital raise through the above-referenced $2,000,000 private offering, would enable the Company to continue operations through, while the Company continues to seek new sources of financings to stabilize its finances and operations.

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

Approximately 450 InMotion robots have been sold for research and rehabilitation in over 20 countries, including the United States. Extensive research has shown the InMotion robots to be effective at patient rehabilitation, particularly those recovering from strokes. Based on clinical trials using the InMotion ARM, the American Heart Association (AHA) Stroke council and the U.S. Department of Veterans Affairs recommended, in 2010, the use of robot-assisted therapy to improve upper extremity motor coordination in individuals with some voluntary finger extension in outpatient and chronic care settings. In the trial conducted by the Department of Veterans Affairs, results demonstrated efficacy and a reduction in healthcare expenses when using the InMotion ARM when compared to non-robotic therapy.

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

InMotion CONNECT

In June 2020, we launched our InMotion Connect platform, which consists of a hardware device connected to the InMotion Robot as well as a subscription to InMotion Connect Pulse. This platform provides anonymized data allowing us to focus activity to increase adoption and utilization of InMotion robotic technologies across healthcare systems. Since the launch of InMotion Connect, the solution has been sold and deployed in approximately 30 hospitals in the U.S.

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

InMotion Connect has been designed to target the critical need to link patient centric rehabilitation results to patient management portals. InMotion Connect provides the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management. Upon further advancement and development as funds permit, and through further customization with each hospital systems, a patient’s progress during the therapy sessions and patient’s evaluation will be made available and ultimately feed electronic medical records (EMR) at any hospital or rehabilitation facility. With this further development, the HL7 compliant InMotion Connect is designed to seamlessly feed data through various existing hospital protocols, providing practitioners with protected patient data and treatment results.

During 2021, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. During the year ended March 31, 2023, we continued to move this strategy forward by working with our team of data scientists to analyze the data we currently have and start making correlations with the intent to enhance the patient experience. This approach will continue to advance and develop as funding permits.

Other Product Candidates

In addition to our existing suite of products, we have other product candidates under development, all of which were paused as a result of the COVID-19 pandemic and cash constraints.

The InMotion Home is an upper extremity product that would allow patients to extend their therapy for as long as needed while rehabilitating at home and is being developed on the same design platform as the InMotion clinical products described above. We may continue development of “InMotion Home” when we have sufficient funds and resources or consider other home use technologies.

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

Neuro-Recovery Centers

On September 7, 2022, we acquired Tower Aquatic, which is the first step in our planned national strategic rollout of rehabilitation clinics. The Company intends to rebrand the newly acquired physical therapy clinic as a specialized neuro-recovery center that will showcase and provide continued accessibility to Bionik’s technology and solutions by providing treatment to patients with stroke, brain and spinal cord injuries. We plan to acquire a network of neuro recovery centers as funds allow, which will enable us to provide more patients with access to our InMotion systems.

Manufacturing

We have entered into an agreement with Cogmedix Inc., a wholly owned subsidiary of Coghlin Companies, a medical device development and manufacturing company located in West Boylston, MA, to produce InMotion robots. The initial agreement is for turnkey, compliant manufacturing with the capability of scaling faster production to meet increased volume as the Company grows. In addition, our Massachusetts based quality assurance system is compliant with ISO-3485:2016 (valid until April 2024), MDD 93/42/EEC Annex-II (valid until May 2024), and FDA regulations governing products.

Competition and Competitive Advantage

InMotion

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

Robotic technology and its use is an accepted treatment in clinical settings is still determined to be a rapidly growing industry and is regulated by medical device regulatory agencies (such as the US Food and Drug Administration). We believe that we will face challenges of increased regulatory scrutiny, possible changes in regulatory requirements, meeting quality control standards of various government regulators, increased competition in the future based on other new technologies, additional features and customizability, reduced pricing, clinical outcomes and other factors. Our strength in this market will depend on our ability to achieve market acceptance, develop new technologies, develop new products, implement production plans, develop marketing strategies, secure regulatory approvals, secure necessary data for reimbursement, protect our intellectual property and have sufficient funding to meet all these challenges.

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

Neuro-Recovery Centers

The physical therapy business is highly competitive. It is highly fragmented with no company having a significant market share nationally, and market participants include solo owners as well as national outpatient physical therapy services providers.

Competitive factors affecting this business segment include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and payor sources. Our one clinic competes, and we expect all of our future clinics to compete, directly or indirectly, with many types of healthcare providers including the physical therapy departments of hospitals, private therapy clinics, physician-owned therapy clinics, and chiropractors. We may face more intense competition if consolidation of the therapy industry continues.

We believe that our strategy of providing accessibility to our technology and solutions to patients with stroke, brain and spinal cord injuries provides us with a competitive advantage over more generalized service providers or those without our specialized technologies.

Market Strategy

InMotion

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

The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products or services are purchased by customers and the prices they are willing to pay for those products or services in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could significantly reduce reimbursement for procedures using the Company’s products or result in denial of reimbursement for those products, which would adversely affect customer demand or the price customers may be willing to pay for such products or services. The effect of the change at the end of 2019 under certain US government plans to reimburse SNF’s (Skilled Nursing Facilities) followed by IRF’s (Inpatient Rehabilitation Facilities) based on outcome and quality data is still being assessed.

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

Outside of the US, our focus is to use distributors to sell in local markets and we currently have a distributor in South Korea. As a result of the termination of our cooperative joint venture in China in fiscal 2021, we are evaluating our China strategy. Our efforts to penetrate the European market are supported by having attained and renewed the CE marking which signifies that InMotion Arm and InMotion Arm/Hand products sold in the European Economic Area (EEA) have been assessed to meet high safety health and environmental protection requirements. Our market strategy also relies on identifying and entering into joint venture arrangements with third parties that can assist us with the development, commercialization and distribution of our technologies and products outside of the EU to include the Middle East, Asia Pac and South American Markets.

We currently sell our robots or can introduce customers to a third-party finance company to lease at a monthly fee over term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities. Additionally, we have the ability to offer a rental program to customers.

Neuro-Recovery Centers

We intend to continue to seek out and acquire rehabilitation centers to showcase our technology and solutions with the goal of building a network of Bionik-branded neuro recovery centers which is the catalyst to our data gathering. Additionally, our rehabilitation centers are expected to expand the continuum of care by promoting use of our InMotion products to a wider audience of patients.

Intellectual Property

We use intellectual property developed, acquired or licensed, including patents, trade secrets and technical innovations to provide our future growth and to build our competitive position. We currently hold an intellectual property portfolio that includes 4 issued U.S. patents and 4 U.S. pending patent applications. As we continue to expand our intellectual property portfolio, it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that we will have sufficient funds to do so or that competitors will not infringe on our patent rights or otherwise create similar or non- infringing competing products that are technically patentable in their own right.

Our patents and pending patents are as follows:

Patent	Status
Robotics	Filed in US
Robotics	Filed in US
Algorithms & Control Systems	Filed in US
Sensory Technology	Filed in US
Robotics	Issued in US
Robotics	Issued in US
Robotics	Issued in US
Robotics	Issued in US

Provided all maintenance fees are timely paid, the earliest issued patent is set to expire in 2033. We may file U.S. provisional patents from time to time, which may expire if we do not pursue full patents within 12 months of the filing date. Provisional patents may not be filed as full patents and new provisional patents may be filed as the technology evolves or changes.

We have also taken steps to protect our brand in key jurisdictions by filing for and registering various trademarks. More specifically, we have:

●	registered the trademark InMotion in the U.S., U.K. and the European Union;
●	registered the trademark InMotion Connect in the U.K. and the European Union and have a pending application for the same mark in the U.S.;
●	registered the trademark InMotion Insights in the U.K. and the European Union;
●	the registered trademark InMotion Home in the U.K.; and
●	registered the trademark ARKE in the U.K. and the European Union,

These trademarks are to be used in association with the robots and software that Bionik develops and sells related to the applicable product line.

In addition, we acquired licenses to the following U.S. patents on April 21, 2016:

Patent #	Description	Date	Expiration
7,618,381	Wrist and Upper Extremity Motion (MIT License)	11/17/09	10/27/2024

7,556,606	Pelvis Interface: key components for effective motor neuro- Rehabilitation of lower extremities (MIT License)	07/07/09	05/17/2027

In conjunction with the two above acquired licenses from MIT, Bionik is obligated to pay a royalty of 3% on sales within the United States and 1.5% for sales outside the United States, with a minimum annual royalty of $10,000. To date, we have not determined whether we intend to commercialize the patent relating to the pelvis.

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

Research and Development

Our research and development programs are pursued by engineers and scientists employed by us in Boston on a full- time basis or hired as per diem consultants. InMotion robots are based on research and development originally done at MIT. Our InMotion Wrist technology is based on a patent that we license from MIT.

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

For the fiscal years ended March 31, 2023 and March 31, 2022, the Company incurred $0.9 million and $1.0 million, respectively, in research and development costs. Research and development expenses have remained consistent year over year and will increase when we have sufficient funds and resources.

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

Employees and Human Capital Resources

As of June 15, 2023, we had 12 full-time employees and 1 consultant. These employees oversee day-to-day operations of the Company by supporting management, engineering, research and development, sales and marketing and administration functions, as well as operating the Company’s rehabilitation clinic. As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services. We have no unionized employees.

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

The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties, and complications encountered in connection with a launching a relatively new product and partially shifting its focus and business plan to a new operating and financial model by acquiring physical therapy practices to be rebranded as specialized neuro-recovery centers. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

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

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in 2010. We began generating revenues after April 2016 as a result of the acquisition of IMT and the sale of the InMotion robots, and we do not anticipate generating significant revenues from other technologies in development until we successfully develop, commercialize and sell products derived from those technologies, of which we can give no assurance. Our first neuro recovery clinic while performing in line with expectations, generated an insignificant amount of revenue during the fiscal year ended March 31, 2023. Although we sold 13 InMotion robots during the fiscal year ended March 31, 2023 and 9 InMotion robots for the fiscal year ended March 31, 2022, we are unable to determine when we will generate significant recurring revenues from the future sale of any of our products to achieve profitability, if ever. Our inability to become profitable has forced us to curtail or temporarily discontinue certain of our research and development programs such as our lower body robotic assistive device, and has forced us to do so with other commercialization programs and our day-to-day operations as a result of our recent cost-cutting measures. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2023, we had an accumulated deficit of $100.3 million.

There is substantial doubt on our ability to continue as a going concern.

Our independent registered public accounting firm has issued a going concern qualification as part of its audit report that accompanies our fiscal 2023 audited financial statements included herein. As stated in the notes to our audited financial statements for the fiscal year ended March 31, 2023, we have sustained losses and have accumulated a significant deficit. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing.

There can be no assurance that the additional necessary debt or equity financing will be available, or will be available on terms acceptable to us, in which case we may be unable to meet our obligations or fully implement our business plan, if at all. Additionally, should we be unable to realize our assets and discharge our liabilities in the normal course of business, the net realizable value of our assets may be materially less than the amounts recorded in our financial statements. We can further give no assurance that we will be as or more successful in raising capital, or that our company will be stronger financially, as a result of our recently implemented cost-cutting measures and as and when we terminate the registration of our common stock under Section 12(g) of the Exchange Act and to suspend our reporting obligations under Section 15(d) of the Exchange Act.

We are subject to significant accounts payable and other current liabilities.

We have accounts payable and accrued liabilities of approximately $1.9 million as of March 31, 2023. We also incur indebtedness from time to time to fund operations, which have historically been converted into equity (including, most recently, on June 13, 2023), but in the future may be required to be repaid at maturity. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We have not historically generated sufficient cash flow from operations to enable us to repay indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

We will require additional funds to further develop our business plan and have been relying on convertible and term debt financing to fund the operation of our business. Based on our current operating plans, even after implementation of our cost-cutting measures, our resources are currently not sufficient to fund our planned operations, including those necessary to introduce development- stage products into the rehabilitation and mobility markets and continue to seek out and acquire rehabilitation centers to showcase the Company's technology and solutions. Since it is unlikely that we will generate sufficient revenues from our operating activities to fund all of our operating and development plans, we will need to raise additional funds through debt, equity or equity-linked offerings or otherwise in order to meet our expected future liquidity requirements, including development of existing products, introducing other products or pursuing new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders or may require that we relinquish rights to certain of our technologies or products. We can further give no assurance that we will be as or more successful in raising capital as and when we terminate the registration of our common stock under Section 12(g) of the Exchange Act and to suspend our reporting obligations under Section 15(d) of the Exchange Act.

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

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to product rollouts, technology and design improvements as well as to dates for achieving development goals and regulatory approvals, among other things. If our products exhibit technical defects or are unable to meet cost or performance goals or for any other reason, our commercialization schedule could be delayed and potential purchasers of our commercial products, may decline to purchase such products or may opt to pursue alternative products. Due to our current budgeting constraints, and evolving timelines on our products in development, we are changing or delaying some of the timelines and milestones for our other technologies being developed.

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

We may not be successful in operating and rebranding Tower Aquatic or other physical therapy clinics we acquire in conjunction with our national strategic rollout of rehabilitation clinics.

As part of our growth strategy, we intend to continue pursuing acquisitions of outpatient physical therapy clinics and rebranding those clinics in conjunction with our national strategic rollout of rehabilitation clinics. The success of Tower Aquatic and other acquired clinics depends on several factors including:

●the difficulty and expense of integrating acquired personnel into our business;
●the successful negotiation of competitive rates with insurance companies;
●the diversion of management’s time from existing operations;
●our ability to recruit, train and retain experienced therapists;
●the difficulty of assignment and/or procurement of managed care contractual arrangements; and
●cultivation and maintenance of relationships with physicians and other referral sources in the markets in which they operate.

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

The medical device industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

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

Changes in Medicare rules and guidelines and reimbursement or failure of our clinic to maintain their Medicare certification and/or enrollment status could adversely affect our business, financial condition and results of operations.

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenue, financial condition, and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare reimbursement payments could materially and, adversely, affect our business, financial condition and results of operations.

Changes in reimbursement rates or payment methods from third party payors, including government agencies, and changes in the deductibles and co-pays owed by patients, could adversely affect our business strategy, operations, and financial results.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress or by Centers for Medicare & Medicaid Services, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations, and financial results.

Failure to comply with federal and state laws and regulations relating to the privacy of individually identifiable patient information, could result in associated fines and penalties.

HIPAA required the HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in 2000 and published revisions to the final regulations in 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information.

State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur. We have established policies and procedures in an effort to ensure compliance with these privacy related requirements. However, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

Governmental and other third party payor inspections, reviews, investigations and audits may result in sanctions or reputational harm and increased costs.

The healthcare industry, including related to rehabilitation clinics, is subject to extensive federal, state and local laws and regulations relating to:

●facility and professional licensure/permits, including certificates of need;
●conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;
●addition of facilities and services; and
●coding, billing and payment for services.

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

Both federal and state regulatory agencies inspect, survey and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with the existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure or Medicare certification of accreditation. These consequences could have an adverse effect on us.

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

We own 4 issued U.S. patents and 4 U.S. pending patent applications. We also have exclusive licensing rights to three patents of which one relates to components of our InMotion robots. We intend to continue to seek legal protection, primarily through patents, trade secrets and contractual provisions, for our proprietary technology, as cash flow allows. Such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. Seeking patent protection is a lengthy and costly process, which we can give no assurance of success and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated, or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture, or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States and Canada.

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

Our executive officers, directors, and their affiliated entities together beneficially own approximately 57% of our issued and outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over virtually all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We cannot assure you that the Company’s Common Stock will ever be listed on a national securities exchange.

We cannot assure you that the Company’s common stock or other securities will ever be listed on any national securities exchange. As of May 26, 2022 our common stock commenced trading on the OTCPink tier of the OTC Marketplace, from the OTCQB tier. If our Common Stock remains quoted on the OTC Marketplace, whichever the tier, rather than being listed on a national securities exchange, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock. Similarly, an investor may find it more difficult to deposit or dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock.

In addition, as a result of our planned termination of the registration of our common stock under Section 12(g) of the Exchange Act and suspension of our reporting obligations under Section 15(d) of the Exchange Act, (a) it is expected that our common stock will be quoted on a lower tier of the Pink Market or even not on the OTC Marketplace and (b) we may never re-register under the Exchange Act and as part of such registration, list our common stock on a national securities exchange.

We will not have a liquid market for the Company’s Common Stock or attract the attention of research analysts at major brokerage firms as a result of our planned deregistration from the Exchange Act.

We have been unable to establish a liquid market for the Company’s common stock. Moreover, few security analysts of brokerage firms provide coverage of the Company, which we expect will continue or get worse after the planned termination of the registration of our common stock under Section 12(g) of the Exchange Act and suspension of our reporting obligations under Section 15(d) of the Exchange Act,.

We cannot predict whether an active market for the Company’s Common Stock will ever develop in the future, in the event we determine to again seek to be registered under the Exchange Act. In the absence of an active trading market:

●	Investors will likely have difficulty buying and selling or obtaining market quotations;
●	Market visibility for shares of the Company’s common stock will be limited or non-existent; and
●	A lack of visibility for shares of the Company’s common stock will likely have a depressive effect on the market price for shares of the Company’s Common Stock.

The Company’s common stock is quoted on the OTCPink tier of the OTC Marketplace. These markets are relatively unorganized, interdealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE. No assurances can be given that our common stock will ever actively trade, especially after the planned termination of the registration of our common stock under Section 12(g) of the Exchange Act and suspension of our reporting obligations under Section 15(d) of the Exchange Act. In any of these events, there will likely remain a highly illiquid market for the Company’s common stock and you may be unable to dispose of your common stock at desirable prices or at all.

An active and visible public trading market for the Company’s Common Stock may not develop and the market for our common stock is limited.

Our common stock is thinly traded and will likely cease trading after the planned termination of the registration of our common stock under Section 12(g) of the Exchange Act and suspension of our reporting obligations under Section 15(d) of the Exchange Act., Any reported sales price may not be a true market-based valuation of our common stock. In addition, the stock market in general has at times experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Consequently, holders of shares of our common stock may not be able to liquidate their investment in the Company’s shares at prices that they may deem appropriate. Although we may in the future consider again registering under the Exchange Act and seeking to list our common stock on a national securities exchange, we can give no assurance that we will ever do so.

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

After the planned termination of the registration of our common stock under Section 12(g) of the Exchange Act and suspension of our reporting obligations under Section 15(d) of the Exchange Act, your broker may no longer hold your shares in street name, which would make it more difficult for you to transfer your shares.

At such time that we terminate the registration of our common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act, brokers that hold your stock may distribute or “kick-out” such shares to the beneficial owners. Owners of certificated shares or shares held in book-entry form at our transfer agent would make it more difficult for you to transfer your shares, even if a market for transfer exists.

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

We were forced to curtail our research and development budget to $0.9 million and $1.0 million for the fiscal years ended March 31, 2023 and March 31, 2022 respectively. We can give no assurance that we will generate sufficient revenue or raise sufficient additional capital during the fiscal year ending March 31, 2023 to increase or stabilize our research and development budget, the failure to do so could result in a material adverse effect in our prospects and ability to bring new and next generation products to market.

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

We are currently required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our Annual Report on Form 10-K, although these obligations are expected to cease upon our planned deregistration under the Exchange Act. There is no requirement for audit of our internal control over financial reporting. We are also required to maintain effective disclosure controls and procedures, although these obligations are expected to cease upon our planned deregistration under the Exchange Act. To the extent applicable, if material weaknesses arise and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial reports (to the extent we provide them or alternative reports), limit our ability to raise financing or lead to regulatory sanctions, if applicable, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Our principal executive office is in premises of approximately 9,300 square feet of leased space at 80 Coolidge Hill Road, Watertown, Mass. 02472. We lease approximately 2,100 square feet at 290 Citrus Tower Blvd., unit 108 Clermont, FL 34711 for our Tower Physical Therapy & Rehab facility. We are also renting additional storage space. We believe these facilities are adequate for our current needs.

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

Quarterly Period Ended	High	Low
March 31, 2023	$0.85	$0.36
December 31, 2022	$2.90	$0.26
September 30, 2022	$0.90	$0.25
June 30, 2022	$1.19	$0.50

March 31, 2022	$0.90	$0.38
December 31, 2021	$2.42	$0.70
September 30, 2021	$2.86	$1.31
June 30, 2021	$3.00	$1.26

On June 16, 2023, the closing price per share of our common stock was $0.51, as reported on OTCPink tier marketplace. As of June 16, 2023 12,480,431 shares of common stock were issued and outstanding, which were held by 315 holders of record and 111,392 exchangeable shares were issued and outstanding, which were held by 19 holders of record.

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

Equity Compensation Plan Information

We adopted, and a majority of our stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 15% of our common stock and common stock reserved for issuance from the Exchangeable Shares are reserved for issuance under the 2014 Plan, and options for the purchase of 661,222 shares of our common stock have been granted and are outstanding as of March 31, 2023. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

The table below sets forth information as of March 31, 2023 with respect to compensation plans under which our common stock or Exchangeable Shares are authorized for issuance.

(c)
Number of
securities
remaining
available for
	(a)		future
	Number of	(b)	issuance
	securities	Weighted-	under
	to be Issued	average	equity
	upon	exercise price	compensation
	exercise of	of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Equity compensation plans approved by security holders	661,222	$2.41	224,282
Equity compensation plans not approved by security holders:
Executive stock options	266,796	$8.82	—
Total	928,018		224,282

ITEM 6 – RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company as of March 31, 2023 and 2022. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted.

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

On September 7, 2022, the Company acquired Tower Aquatic, described further below, which is the first step in our planned national strategic rollout of rehabilitation clinics. The Company intends to rebrand the newly acquired physical therapy clinic as a specialized neuro-recovery center that will showcase and provide continued accessibility to Bionik's technology and solutions by providing treatment to patients with stroke, brain and spinal cord injuries. The Company plans to acquire a network of neuro recovery centers which will enable us to provide more patients with access to Bionik's InMotion systems.

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

We currently sell our InMotion products directly or through distributors or can introduce customers to a third-party finance company to lease at a monthly fee over the term or other fee structure for our products to hospitals, clinics, distribution companies and/or buying groups that supply those rehabilitation facilities.

Business Developments

During 2021, we implemented a machine learning prototype predictive model for the classification of the level of responsiveness of the InMotion therapy outcomes. This solution was developed with Bitstrapped, a Toronto-based data engineering firm specializing in machine learning infrastructure through their partnership with Google Cloud Platform. This prototype enables us to continually train the model on anonymized data collected in real-time with InMotion Connect in rehabilitation facilities and track improvements in performance. During the fiscal year ended March 31, 2023, we continued to move this strategy forward by working with our team of data scientists to analyze the data we currently have and start making correlations with the intent to enhance the patient experience. This approach will continue to advance and develop as funds permit.

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

On each of November 14, 2022, December 14, 2022, and February 16, 2023 we issued a convertible promissory note in the amount of $400,000, $400,000 and $500,000 respectively for an aggregate of $1,300,000 in borrowings, from an affiliate of Remi Gaston-Dreyfus, a director.

Recent Developments

On June 9, 2023, the principal and accrued interest under the Company’s outstanding convertible promissory notes (the “Outstanding Notes”), converted into an aggregate of 4,083,544 shares of the Company’s common stock, in accordance with the terms of the Outstanding Notes. Of such shares, 3,102,878 were issued to an affiliate of Remi Gaston-Dreyfus, a director of the Company, 186,111 were issued to an affiliate of the Company’s Chairman, Andre-Jacques Auberton-Herve, and 794,554 were issued to two existing stockholders.

On June 13, 2023, the Company launched a new private offering of its convertible promissory notes of up to $2,000,000, with an initial subscription of $220,000 from an affiliate of the Company’s Chairman, Andre-Jacques Auberton-Herve.

On June 14, 2023, Audrey Frederique Thevenon, and on June 16, 2023, Joseph Martin, each a director of the Company, agreed to convert $108,333 of accrued director fees due and owing to each of them, into a 10-year promissory note (each, “Director Note”).

On June 16, 2023, the Company’s Board of Directors and management announced the commencement of certain cost-cutting measures to maximize available resources while it seeks to raise capital through the above-referenced $2,000,000 private offering and increase revenues. In addition to entering into the Director Notes and repaying certain accrued directors fees through the issuance of shares in lieu thereof, this may ultimately include some or all of the following:

●	Concentrate its available resources on selling its InMotion devices and supporting technology to large, national accounts and through overseas distributors, while suspending sales initiatives to multiple single or smaller purchasers. The cost of sales to single and smaller purchasers is disproportionately larger than to large accounts or through distributor relationships.
●	Concentrate on the growth of its, and continue acquisitions of, neuro recovery centers, as funds allow, which the Company believes can accelerate revenue growth faster than by sales of InMotion devices alone.
●	Consider an amendment to the Company’s current directors’ compensation plan, to prevent the further accruing of director fees.
●	Consider decreasing the size of the Board of Directors from its current size of seven, with voluntary resignations of one or more directors.
●	Pausing the Company’s investor relations and public relations strategies.

In addition, the Company:

●	is in the process of significantly reducing its Watertown, Massachusetts facility space;
●	has reduced employee headcount to focus on core services and support, with corresponding reduced costs;
●	has approved a plan to file a Form 15 with the Securities and Exchange Commission to terminate the registration of the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and to suspend its reporting obligations under Section 15(d) of the Exchange Act; and
●	will continue to consider other ways to maximize shareholder value, including but not limited to sale of the Company or its assets, or restructuring or reorganization, among other alternatives.

The Company expects that the savings generated from such cost-reduction activities as are ultimately adopted, along with a projected capital raise through the above-referenced $2,000,000 private offering, would enable the Company to continue operations through, while the Company continues to seek new sources of financings to stabilize its finances and operations.

Revenues

We generate revenues from sales of our InMotion Arm, InMotion Arm/Hand and InMotion Connect devices, as well as various parts and accessories, which we refer to collectively as our product sales. We also generate revenues from services, including product warranty revenues, and from subscriptions sales from InMotion Connect solutions. Our business model generally does not involve separate contracts entered into at or near the same time; nor does our business model involve incremental future discounts offered to the same customer. We do not offer a right of cancellation, termination, refund or return.

Revenues from the operations of our clinic are recognized in the period in which services are rendered. Net patient revenue consists of revenue for physical therapy, pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenue less estimated contractual adjustments) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. We have an implied contract with the patient upon each patient visit. Generally, this occurs as we provide physical therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. We have agreements with third-party payors that provide for payments to it at amounts different from its established rates.

We recognize revenue from sales of our products, services, parts and accessories in accordance with the Accounting Standards Codification, or ASC, Revenue Recognition Topic 606. We recognize revenue from sales of our products, parts and accessories when title and risk of ownership has been transferred, which is upon shipment, provided there are no uncertainties regarding customer acceptance, and the below listed factors are present. We recognize net patient revenue from the operations of our clinic when we provide physical therapy services as each service provided is distinct and future services are not dependent on previously rendered services and the below listed factors are present:

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

During the year ended March 31, 2023, we derived approximately 66% of our revenues from product sales, 14% from the subscription sales associated with our Pulse solutions and 20% of our revenues from the sale of services, extended warranties and other revenues. During the year ended March 31, 2022, we derived approximately 68% of our revenues from product sales, 17% of our revenues from the sale of services, extended warranties and other revenues and 15% from the subscription sales associated with our Pulse solutions.

Cost of Revenues

Our cost of revenues consists primarily of material, labor and manufacturing overhead expenses from our contract manufacturer and includes the cost of components and subassemblies supplied by our third-party suppliers. Cost of revenues also includes certain warranty expenses associated with maintaining our standard warranties within the first 12 months that a customer owns our product, as well as cost of revenues associated with operation of our clinic.

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

Impairment of Goodwill & Intangible Assets

Impairment of goodwill and intangible assets consists of impairment charges associated with goodwill and intangible assets. Management assesses its goodwill and intangible assets for impairment annually or as triggering events arise.

Interest Expense, net

Interest expense, net consists primarily of interest charges on loans and convertible loan offerings that we may enter into from time to time with various lenders and shareholders.

Other Expense (Income), net

Other expense (income), net consists primarily of foreign currency remeasurement gains or losses and other miscellaneous income and expense items.

Results of Operations

Fiscal Year Ended March 31, 2023 Compared to the Fiscal Year Ended March 31, 2022

The following table contains selected statement of operations data, which serve as the basis of the discussion of our results of operations for the fiscal year ended March 31, 2023 and 2022, respectively:

	Year Ended March 31,
	2023		2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Revenues, net	$1,805,202	100%	$1,273,712	100%	$531,490	42%
Cost of revenues	815,325	45	320,545	25	494,871	154
Gross profit	989,877	55	953,258	75	36,619	4
Operating expenses
Sales and marketing	1,981,897	110	1,920,749	151	61,148	3
Research and development	903,219	50	998,516	78	(95,297)	(10)
General and administrative	2,929,800	162	2,806,584	220	123,216	4
Impairment of goodwill & intangible assets	—	—	5,200,608	408	(5,200,608)	(100)
Total operating expenses	5,814,916	322	10,926,457	858	(5,111,541)	(47)
Loss from operations	(4,825,039)	(267)	(9,973,199)	(783)	5,148,160	(52)
Interest expense, net	107,150	6	825,209	65	(718,059)	(87)
Other expense (income), net	13,835	1	(390,414)	(31)	404,249	(104)
Total other expense	120,985	7	434,795	34	(313,810)	(72)
Net loss	$(4,946,024)	(274)%	$(10,407,994)	(817)%	$5,461,970	(52)%

Revenues

Total revenues for the year ended March 31, 2023 increased by $0.5 million, or 42%, to $1.8 million, as compared to revenues of $1.2 million for the year ended March 31, 2022.

	Year Ended March 31,
	2023	2022	$ Change	% Change
Product	$1,194,548	$870,213	$324,335	37%
Subscriptions	255,000	222,250	32,750	15
Service, extended warranty & other	355,654	181,249	174,405	96
Total revenues	$1,805,202	$1,273,712	$531,490	42%

The change in total revenues was attributable to a number of factors:

●	We sold 13 units in the year ended March 31, 2023 as compared to nine units in the year ended March 31, 2022, resulting in product revenues increasing by $324,000, or 37%. Our average selling price per unit decreased during the 2023 period as compared to the 2022 period as we had more sales through the distributor model in the fiscal 2023 period.
●	The increase in our subscription sales is due to our active subscriptions growing from 26 in the 2022 period to 29 in the 2023 period.
●	Our service, extended warranty and other revenues increased approximately 96%, primarily due to revenue associated with the acquisition of our first clinic in the 2023 period.

Cost of Revenues

	Year Ended March 31,
	2023	2022	$ Change	% Change
Cost of revenues	$815,325	$320,454	$494,871	154%
Cost of revenues (as a percentage of total revenues)	45%	23%

Total cost of revenues increased by 495,000, or 154%. The increase is associated with selling more InMotion units in the 2023 period as compared to the 2022 period and from costs of revenues associated with our clinic in the current period, which tends to carry lower gross margins for patient services.

Sales and Marketing

	Year Ended
	March 31,		$	%
	2023	2022	Change	Change
Sales and marketing	$1,981,897	$1,920,749	$61,148	3%
Sales and marketing (as a percentage of total revenues)	110%	151%

Sales and marketing expenses increased by $0.1 million, or 3%, to $2.0 million for the 2023 period, as compared to $1.9 million for the 2022 period. In the 2023 period, our sales and marketing costs remain substantially in line with the 2022 period.

Research and Development

	Year Ended
	March 31,		$	%
	2023	2022	Change	Change
Research and development	$903,219	$998,516	$(95,297)	(10)%
Research and development (as a percentage of total revenues)	50%	78%

Research and development expenses decreased $0.1 million, or 10%, to $0.9 million for the 2023 period, as compared to $1.0 million for the 2022 period. The decrease was due to a $0.1 million decrease in personnel related expenses during the 2023 period.

General and Administrative

	Year Ended
	March 31,		$	%
	2023	2022	Change	Change
General and administrative	$2,929,800	$2,806,584	$123,216	4%
General and administrative (as a percentage of total revenues)	162%	220%

General and administrative expenses increased $0.1 million, or 4%, to $2.9 million for the 2023 period, as compared to $2.8 million for the 2022 period. In the 2023 period, our general and administrative costs remain substantially in line with the 2022 period.

Impairment of Goodwill & Intangible Assets

	Year Ended
	March 31,		$	%
	2023	2022	Change	Change
Impairment of goodwill & intangible assets	$—	$5,200,608	$(5,200,608)	(100)%
Impairment of goodwill & intangible assets (as a percentage of total revenues)	0%	408%

We did not incur any impairment of goodwill & intangible asset charges in the 2023 period. Due to the continued impact of the COVID-19 pandemic, we experienced a slowdown in business during the third quarter of the fiscal year ended March 31, 2022, and we determined there are events and changes in circumstances that indicate our goodwill and other intangible assets are impaired. Accordingly, during the third quarter of the fiscal year ended March 31, 2022, we evaluated the fair value of the goodwill and other intangible assets. Based on this evaluation, we determined that certain intangible assets were fully impaired and recorded an impairment charge of $0.9 million during the year ended March 31, 2022. Further, we determined that the goodwill with the carrying value of $4.3 million was fully impaired and recorded an impairment charge of $4.3 million.

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

Interest Expense, net

	Year Ended
	March 31,		$	%
	2023	2022	Change	Change
Interest expense, net	$107,150	$825,209	$(718,059)	(87)%
Interest expense, net (as a percentage of total revenues)	6%	65%

The interest expense for both periods represents the interest associated with the loans and convertible notes that the company has with certain of its shareholders. Interest expense, net decreased by $0.7 million due to less debt outstanding in the 2023 period than in the 2022 period.

Other expense (income), net

	Year Ended
	March 31,		$	%
	2023	2022	Change	Change
Other expense (income), net	$13,835	$(390,414)	$404,249	(104)%
Other expense (income), net (as a percentage of total revenues)	1%	(31)%

Other expense (income) for the year ending March 31, 2023 decreased by approximately $0.4 million due primarily to the extinguishment of the PPP loan associated with the forgiveness from the federal government in the 2022 period.

Liquidity and Capital Resources

We have funded operations through the issuance of capital stock, loans, grants, and investment tax credits received from the Government of Canada. We require cash to pay our operating expenses, including research and development activities, fund working capital needs, acquire additional physical therapy practices to grow our new business model, and make capital expenditures. At March 31, 2023, our cash and cash equivalents were $0.4 million. Our cash and cash equivalents are predominantly cash in operating accounts.

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

In March 2020, we received a $2.0 million loan from an existing shareholder. As noted below, on July 15, 2021, $2.2 million of outstanding principal and accrued unpaid interest from the shareholder loan was refinanced and consolidated by the Company.

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

Between June 9, 2022 and June 10, 2022, we issued convertible promissory notes and borrowed an aggregate of $500,000 from an affiliate of Remi Gaston-Dreyfus, a director of the Company ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors of the Company ($100,000); and an existing investor and shareholder of the Company ($200,000).

On September 2, 2022, the Company borrowed $250,000 from an affiliate of Mr. Gaston-Dreyfus,. The loan is evidenced by a secured convertible promissory note and is further subject to a related collateral pledge agreement.

The Company used the proceeds from the loan to finance the acquisition of Tower Aquatic & Sports Physical Therapy for a cash purchase price of $215,000 and to pay related costs and expenses.

Between November 14, 2022 and February 16, 2023, we issued convertible promissory notes and borrowed an aggregate of $1.3 million from an affiliate of Mr. Gaston-Dreyfus, which was used for working capital.

On June 13, 2023, the Company launched a new private offering of its convertible promissory notes of up to $2,000,000, with an initial subscription of $220,000 from an affiliate of the Company’s Chairman, Andre-Jacques Auberton-Herve. As a result of the private offering, the principal and accrued interest under the Company’s outstanding convertible promissory notes converted into an aggregate of 4,083,544 shares of the Company’s common stock, in accordance with the terms of the outstanding notes. Of such shares, 3,102,878 were issued to an affiliate of Mr. Gaston-Dreyfus, 186,111 were issued to an affiliate of Chairman Auberton-Herve, and 794,554 were issued to two existing stockholders.

Cash Flows

Net cash used in operating activities was $3.4 million for the year ended March 31, 2023, and resulted primarily from $4.9 million in net loss offset by approximately $0.5 million in depreciation and amortization, interest expense, warrant expense and stock-based compensation expense for the period. Net changes in working capital items increased cash from operating activities by approximately $1.0 million, primarily related to an increase in accrued expenses and accounts payable and a decrease in prepaid expenses due to less prepaid inventory. Net cash used in investing activities was approximately $0.2 million which was used primarily for the acquisition of our first rehabilitation clinic. Net cash provided by financing activities during the year ended March 31, 2023 was $2.1 million, related to proceeds received from convertible notes.

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

Revenue from the sale of products and services are evidenced by either a contract with the customer or a valid purchase order and an invoice which includes all relevant terms of sale and shipment of product or service provided has been incurred. We perform a review of each specific customer’s creditworthiness and ability to pay prior to acceptance as a customer.

Revenues from the operations of our clinic which is included in service, extended warranty and other revenues are recognized in the period in which services are rendered. Net patient revenue consists of revenue for physical therapy, pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenue less estimated contractual adjustments) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. We have an implied contract with the patient upon each patient visit. Generally, this occurs as we provide physical therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. We have agreements with third-party payors that provide for payments to it at amounts different from its established rates.

Allowance for doubtful accounts

We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated credit risk by supplying products to customers with pre- approved capital expenditure budgets or rental credit, and by actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. There was no allowance for doubtful accounts needed for the periods ending March 31, 2023, and March 31, 2022.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded at actual cost, on the first-in first-out basis. We have finished goods inventory recorded based on actual cost from our outsourced manufacturing partner and raw materials at cost in our Watertown facility.

Warranty Reserve and Deferred Warranty Revenue

We provide a one-year warranty as part of its normal sales offering. When products are sold, we provide a warranty reserve, which, based on our historical experience are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $27,000 at March 31, 2023 and $9,000 at March 31, 2022. We also sell extended warranties for additional periods beyond the standard warranty. Extended warranty revenue is deferred and recognized as revenue over the extended warranty period.

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

We have concluded that Bionik represents one reporting unit for goodwill impairment testing and we have performed a qualitative assessment on that reporting unit. As a result of our assessment, we determined that goodwill was impaired by $4.3 million during the year ended March 31, 2022. Goodwill was not impaired during the year ended March 31, 2023.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock options. This option-pricing model requires the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our estimated expected stock price volatility is based on our own historic volatility. We believe this is more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. We granted 244,000 and 273,500 options during the years ended March 31, 2023 and 2022, respectively. Our expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with ASC 718 and the Equity Topic, ASC 505.

Leases

We determine if an arrangement is a lease at the inception of a contract. Right-of-use assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent net present value of our obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. Our lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As the interest rate implicit in our lease is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

In accordance with ASC 842, we record on our consolidated balance sheet leases with a term greater than 12 months. We have elected, in compliance with current accounting standards, not to record leases with an initial term of 12 months or less in the consolidated balance sheet. ASC 842 requires the separation of the fixed lease components from the variable lease components. We have elected the practical expedient to account for separate lease components of a contract as a single lease cost thus causing all fixed payments to be capitalized. Non-lease and variable cost components are not included in the measurement of the right-of-use assets or operating lease liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, except that we had a deficiency relating to our failure to timely file a single Form 8-K to disclose the issuance of unregistered shares equal to more than 5% of our issued and outstanding shares of common stock prior to such issuance.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2023 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. -DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Andre Auberton-Herve	61	Chairman of the Board
Remi Gaston -Dreyfus	67	Director
Joseph Martin	75	Director
Charles Matine	64	Director
Audrey Thevenon	45	Director
Michal Prywata	31	Director
Rich Russo Jr.	42	Chief Executive Officer, President and Director
Dan Gonsalves	40	Executive Vice President and Chief Financial Officer

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

Audrey Thévenon, Ph.D.: Director. Dr. Thévenon serves as a Senior Program Officer on the Board of Life Sciences at the National Academies of Sciences, Engineering and Medicine (“NASEM”), a private, nonprofit institution that provides high-quality, objective advice on science, engineering, and health matters. Since she joined NASEM in 2014, Dr. Thévenon has led cross-Academies initiatives and supported collaborative regional and international activities at the intersection of public health and environmental health. Her work explicitly intends to promote transdisciplinary approaches to solving multifaceted science policy issues. From February 2012 to July 2014, Dr. Thévenon was a global health Postdoctoral Fellow at the Uniformed Services University of the Health Sciences in Bethesda, MD. Dr. Thévenon has also completed a Postdoctoral Fellowship at the University of Hawaii in placental pharmacology. Dr. Thévenon has a Ph.D. in tropical medicine and an MS in Biology from Georgetown University, as well as an MS in Cell Biology & Physiology and a BS in Life Sciences and Environment from the University of Rennes 1 in France. We believe that Dr. Thévenon is qualified to serve as a member of the Board of Directors because of her experience in medicine and scientific innovation and policy.

Michal Prywata: Director. Mr. Prywata is the co-founder of our predecessor and served as our Chief Technology Officer from June 2017 to April 2021, Chief Operating Officer from April 2013 to June 2017, as a director from March 2011 to September 2018, and again since March 2019. He also provides consulting services to us since 2021. Mr. Prywata previously served as the Chief Executive Officer of our predecessor from March 2011 to April 2013. Mr. Prywata studied biomedical engineering at Ryerson University until the end of his second year, with a focus on electronics and software development for medical products. Mr. Prywata is the co-inventor of the Company’s ARKE technology platform. Mr. Prywata serves as a member of the Board of Directors due to his being a founder of the Company. We also believe that Mr. Prywata is qualified due to his experience in the medical device industry.

Rich Russo Jr: Chief Executive Officer and President. Mr. Russo Jr. has served as the Company’s Chief Executive Officer and President and member of the Board of Directors since October 2022. Prior to that he served as the Chief Financial Officer since November 2020 and the Interim Chief Executive Officer since July 2021. He has over 20 years of finance and accounting leadership experience and holds a CPA. From 2017-2020, Mr. Russo, Jr. served as Vice President of Finance and U.S. Chief Financial Officer of ICarbonX, where he was responsible for the merger of 3 companies, fundraising, and the ultimate dissolution of the U.S. companies. From 2007-2016, Mr. Russo, Jr. held various key leadership roles for NASDAQ listed companies in life sciences, pharmaceutical and medical device industries. Mr. Russo Jr. served as Corporate Controller for Pieris Pharmaceuticals, Inc., a clinical stage biotechnology company, Juniper Pharmaceuticals, a woman’s health company focused on developing therapeutics and Cynosure, a medical device company focused on aesthetic treatment systems. In each of these roles, Mr. Russo, Jr. was responsible for all finance activities and SEC reporting along including partnering closely with the business leaders to ensure effective and efficient financial procedures throughout the organization. Mr. Russo, Jr. started his career in 2005, where he served as an auditor at Pricewaterhouse Coopers in the assurance group.

Dan Gonsalves: Executive Vice President and Chief Financial Officer. Mr. Gonsalves has served as our Executive Vice President and Chief Financial Officer since October 2022. Prior to that he served as the Company’s Corporate Controller since September 2021. Mr. Gonsalves has over 15 years of finance and accounting leadership experience and is a Certified Public Accountant. From June 2017 to September 2021, he had various roles at Destination XL Group, Inc. (Nasdaq:DXLG), a publicly -traded men’s retail company including as Director of Financial Planning & Analysis (November 2018-September 2021) and as Director of Financial Accounting & Reporting (June 2017-November 2018). From February 2014 to June 2017, Mr. Gonsalves was a Senior Manager at Corporate Finance Group Inc. a finance and accounting consulting firm where he served clients throughout the medical device, pharmaceutical, technology and software industries. Mr. Gonsalves started his career in 2005, where he served as an auditor at Deloitte in the assurance group. Mr. Gonsalves is a graduate of Providence College in Providence, RI, where he graduated with a Bachelor of Science in Accounting.

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

As a result of our recently enacted cost-cutting measures, we have been in discussions with members of our Board to voluntarily resign as directors. As of June 21, 2023, none of our directors have so resigned, but we believe such resignations could commence as early as the last week of June 2023.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended March 31, 2022, except for (a) Mr. Russo, who failed to timely file a Form 4 showing one transaction and (b) Mr. Gonsalves, who failed to timely file his Form 3.

Code of Business Conduct and Ethics Policy

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.bioniklabs.com.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors which as of June 20, 2023 is comprised of Messrs. Auberton-Herve, Gaston-Dreyfus, Martin, Russo, Matine, Prywata, and Dr. Thevenon.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.

Committees of the Board of Directors

Presently, the Board has two standing committees — the Audit Committee and the Compensation Committee. All members of the Audit Committee and the Compensation Committee are required by the charters of the respective committees to be independent. We expect that as, if and when we deregister under the Exchange Act and one or more of our directors resign, we will no longer have any standing committees.

Audit Committee

Our Audit Committee consists of Messrs. Martin (Chairman) and Matine. Each member of the Audit Committee is independent, and the Board has determined that Messrs. Martin and Matine are all independent and Mr. Martin is an “audit committee financial expert,” as defined in SEC rules. The Audit Committee acts pursuant to a written charter which is available through our website at www.bioniklabs.com.

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

Under such definitions, Messrs. Martin, Matine, Gaston-Dreyfus and Dr. Thevenon are considered independent directors.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that was paid or awarded to our named executive officers for the periods indicated.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Position	Year (1)	($)	($) (2)	($)	(3) ($)	($)	($)		($)
Rich Russo Jr. (4)	2023	293,266	37,101	—	18,000	—	13,031		361,398
CEO and President	2022	270,779	25,174	—	164,203	—	2,650		426,806

Loren Wass (5)	2023	62,500	—	—	—	—	45,237	(9)	107,737
Former Chief Commercial Officer	2022	237,904	75,000	—	112,890	—	2,500		428,294

Dan Gonsalves (6)	2023	213,654	14,250	—	18,000	—	9,225		255,129
Executive VP and CFO	2022	96,461	—	—	51,313	—	1,821		149,595

(1)“2023” represents the fiscal year ended March 31, 2023 and “2022” represents the fiscal year ended March 31, 2022.

(2)Reflects bonus amounts paid in the fiscal years ended March 31, 2023 and March 31, 2022 for bonuses earned in the fiscal years ended March 31, 2022 and March 31, 2021, respectively.

(3)For assumptions made in such valuation, see Note 9 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K, commencing on page F-22

(4)On November 30, 2020, Mr. Russo was hired as our Chief Financial Officer with a base salary of $265,000. Effective July 14, 2021, he assumed the role of Interim Chief Executive Officer and Chief Financial Officer. Effective October 6, 2022, he was appointed Chief Executive Officer and President and as a member of the Board of Directors. At such time, Mr. Russo entered into a new employment agreement with a base salary of $325,000.

(5)Pursuant to the separation agreement and release, dated July 18, 2022, entered into by and between the Company and Mr. Wass in connection with Mr. Wass’ separation from the Company, Mr. Wass received a separation payment in the amount of $41,667 as salary continuance, which was equal to two months of his then current base salary.

(6)On October 6, 2022 Dan Gonsalves was appointed Executive Vice President and Chief Financial Officer. At such time, he entered into an employment agreement with a base salary of $240,000. He was previously the Company’s Corporate Controller.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended March 31, 2023.

Option Awards
		Number of Securities		Number of Securities
		Underlying		Underlying		Option	Option
		Unexercised Options		Unexercised Options		Exercise	Expiration
Name	Option Grant Date	Exercisable		Un-Exercisable		Price	Date
Rich Russo Jr.	November 30, 2020	76,902		—		$1.21	November 30, 2027
	October 14, 2021	29,334	(1)	50,666	(1)	$2.10	October 14, 2028
	October 6, 2022	—	(2)	60,000	(2)	$0.30	October 6, 2029

Dan Gonsalves	October 14, 2021	12,500	(3)	12,500	(3)	$2.10	October 14, 2028
	October 6, 2022	—	(2)	60,000	(2)	$0.30	October 6, 2029

Loren Wass	—	—		—		—	—
1.	On October 14, 2021, Mr. Russo was granted 80,000 shares which vests over time and based on performance, between October 14, 2021 and October 14, 2023.
2.	On October 6, 2022, Mr. Russo and Mr. Gonsalves were granted 60,000 shares each which vest as follows; 20,000 on October 6, 2023, 20,000 on October 6, 2024 and 20,000 on October 6, 2025.
3.	The remaining shares vest as follows: 6,250 on October 14, 2024, and 6,250 on October 14, 2025.

Long-Term Incentive Plans and Awards

Since our incorporation on January 8, 2010 through March 31, 2023 we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception through March 31, 2023.

Director Compensation

The following table sets forth a summary of the compensation we paid in cash or was earned by our non-employee directors for the fiscal year ended March 31, 2023.

	Fees
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	in	Stock	Option	Plan	Compensation	All Other
Name	Cash(1)	Awards	Awards	Compensation	Earnings	Compensation	Total
Andre Auberton-Herve	$180,000	—	—	—	—	—	180,000
Remi Gaston Dreyfus	$50,000	—	—	—	—	—	50,000
P. Gerald Malone(2)	$20,833	—	—	—	—	—	20,833
Joseph Martin	$50,000	—	—	—	—	—	50,000
Michal Prywata(3)	$50,000	—	—	—	—	—	50,000
Charles Matine	$50,000	—	—	—	—	—	50,000
Audrey Thevenon	$50,000	—	—	—	—	—	50,000
(1)	The director fees payable in cash were recorded as an accrued liability by the Company as of March 31, 2023.
(2)	Mr. Malone resigned on August 30, 2022 and is no longer a director.
(3)	Does not include consulting fees paid to Mr. Prywata in the amount of $25,000 for consulting services he provided to the Company during the fiscal year ended March 31, 2023.

Other than Mr. Auberton-Herve’s annual fee as Chairman of $180,000, our non-employee directors are entitled to receive an annual cash payment of up to $50,000, as well as reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also are eligible for stock option grants.

Employment Agreements

Rich Russo Jr.

The Company entered into an employment agreement with Mr. Russo Jr. dated November 30, 2020, and as amended on October 15, 2021 and October 6, 2022. It provides him with a base compensation of $325,000 and an annual bonus of up to 50% of the base salary, payable based on performance in the previous fiscal year. The bonus is determined based on the achievement of the Employee’s objectives that are agreed to with the board of directors for each fiscal year. Mr. Russo Jr.’s employment agreement also allowed for an option to purchase an aggregate of 76,902 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan. On October 6, 2022, the Board further granted to Mr. Russo options to purchase 60,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of the Company’s common stock on October 6, 2022, the date of grant, and which shall vest 1/3 on each of the first three anniversaries of the grant date.

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

Dan Gonsalves

The Company entered into an employment agreement with Mr. Gonsalves dated October 6, 2022. It provides him with a base compensation of $240,000 and an annual bonus of up to 30% of the base salary, payable based on performance in the previous fiscal year. The bonus is determined based on the achievement of the Employee’s objectives that are agreed to with the board of directors for each fiscal year. He is also entitled to participate in the Company’s equity incentive plan, and shall be granted options to purchase an aggregate of 60,000 shares of the Company’s common stock, at an exercise price per share equal to the fair market value of the Company’s common stock on October 6, 2022, the date of grant, and which shall vest 1/3 on each of the first three anniversaries of the grant date.

In the event of termination of employment caused by his death, his resignation without good reason, by the Company with or without cause, by Mr. Gonsalves’ resignation with good reason, or by the Company without cause or by his resignation with good reason within six months after a change in control, Mr. Gonsalves will be entitled to the following:

Severance Payment:

Six months of final base salary following execution by him of a release of the Company (only in the case of (i) his termination without cause, (ii) his resignation for good reason, or (iii) his termination without cause or his resignation for good reason within six months after a change in control).

Benefits:

In the case of a termination by the Company without cause, Mr. Gonsalves’ resignation for good reason, or a termination by the Company without cause or Mr. Gonsalves’ resignation with good reason within six months after a change in control, Mr. Gonsalves’ will be entitled to receive an amount equivalent to six months of the Company’s portion of medical and dental benefits if these benefits were elected.

Salary:	Base salary through the date of termination.
Accrued Bonus:	Payable only in the case of a termination by the Company without cause or Mr. Gonsalves’ resignation with good reason within six months after a change in control.
Vacation Pay:	Accrued but unused vacation pay.

Loren W. Wass

Pursuant to the Separation Agreement and Release, dated July 18, 2022, entered into by and between the Company and Mr. Wass in connection with Mr. Wass’ separation from the Company, Mr. Wass received a separation payment in the amount of $41,667 as salary continuance, which was equal to two months of his then current base salary.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of June 16, 2023 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group, as adjusted to reflect the one-for-one hundred fifty reverse stock split.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission (the “SEC”); this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before August 15, 2023 (60 days after June 16, 2023) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

		% of
		Shares of
	Shares of Common	Common
	Stock	Stock
	Beneficially Owned	Beneficially
Name of Beneficial Owner	(1)	Owned
Remi Gaston-Dreyfus (2)(3)	4,979,005	38.57%
Andre Auberton–Herve (4)	1,321,379	10.23%
Olivier Dassault	693,963	5.38%
Celeste Management SA	1,315,605	10.19%
SFP Capital	1,032,244	8.00%
Rich Russo Jr. (5)	106,236	*
Michal Prywata (6)	670,924	5.20%
Audrey Thevenon (5)	50,723	*
Charles Matine (5)	231,278	1.79%
Joseph Martin (5)	50,723	*
Dan Gonsalves (5)	12,500	*
All directors and executive officers as a group (9 persons)	12,910,513	57.49%
*	Less than 1%
(1)	Based on 12,910,513 shares outstanding at June 16, 2023. In calculating the percentage of ownership, all shares of Common Stock of which the identified person or group has the right to acquire beneficial ownership on or before August 15, 2023, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person or group.
(2)	Such shares include Exchangeable Shares for tax purposes. The Exchangeable Shares have the following attributes, among others:
●	Be, as nearly as practicable, the economic equivalent of the Common Stock as of the consummation of the Company’s going public transaction.
●	Have dividend entitlements and other attributes corresponding to the Common Stock;
●	Be exchangeable, at each holder’s option, for Common Stock; and
●	Upon the direction of our Board of Directors, be exchanged for Common Stock on the 10-year anniversary of the first closing of the Company’s 2015 offering, subject to applicable law, unless exchanged earlier upon the occurrence of certain events.

The holders of the Exchangeable Shares, through The Special Voting Preferred Stock, will have voting rights and other attributes corresponding to the Common Stock.

(3)	Includes (i) an aggregate of 17,476 Exchangeable Shares held through Lombard International Assurance SA, (ii) 81,775 shares of our Common Stock owned by Lombard International Assurance SA, and (iii) 4,818,498 shares of our Common Stock owned by GD Holdings. Mr. Gaston-Dreyfus may be deemed to share voting and investment power over the shares beneficially owned by Lombard International Assurance SA and GD Holdings.

(4)	Includes (i) an aggregate of 42,385 options to acquire Common Stock held through 4A Consulting and Engineering, (ii) 63,881 options to acquire Common Stock which have vested (iii) 1,109,271 shares of our Common Stock owned by Star SCI, and (iv) 10,693 shares of our Common Stock owned by 4A Consulting and Engineering. Mr. Auberton-Herve may be deemed to share voting and investment power over the shares beneficially owned by Star SCI and 4A Consulting and Engineering.
(5)	Represents options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 16, 2023.
(6)	Includes 3,333 options to acquire shares of our Common Stock which have vested or which will vest within 60 days of June 16, 2023.

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

Transactions with Related Parties

Since April 1, 2021 through June 16, 2023, the following related party loans were made to the Company:

On April 24, 2021, the Company borrowed $300,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity.

On June 18, 2021, the Company borrowed $200,000 from an affiliate of Mr. Gaston-Dreyfus evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity

On July 15, 2021, in conjunction with the 2021 convertible promissory note offering, we consolidated the above-mentioned loan agreements from an affiliate of Mr. Gaston-Dreyfus totaling $1.1 million in principle and accrued interest. Accordingly, an aggregate of $0.7 million in outstanding principal and accrued unpaid interest under the above-mentioned loan agreements was used to purchase a like amount of 2021 Notes in the 2021 Offering and the remaining $0.4 million of the outstanding principal and accrued and unpaid interest under the above mentioned loan agreements was applied towards the purchase price to exercise outstanding options whereby RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus received 120,759 shares of our common stock.

On March 31, 2022 pursuant to the terms of our 2021 convertible promissory notes, we converted $8.9 million in principal and interest into 946,194 shares of our common stock. RGD Investissements received 77,887 shares of our common stock in this transaction.

Between June 9, 2022 and June 10, 2022, we issued convertible promissory notes and borrowed an aggregate of $500,000 from an affiliate of Mr. Gaston-Dreyfus ($200,000); an affiliate of Mr. Auberton-Hervé ($100,000); and an existing investor and shareholder of the Company ($200,000).

On September 2, 2022, the Company borrowed $250,000 from an affiliate of Mr. Gaston-Dreyfus. The loan is evidenced by a secured convertible promissory note and is further subject to a related collateral pledge agreement. The Company used the proceeds from the loan to finance the acquisition of the Tower Aquatic & Sports Physical Therapy for a cash purchase price of $215,000 and to pay related costs and expenses.

On November 14, 2022, we issued a convertible promissory note and borrowed $400,000 from an affiliate of Mr. Gaston-Dreyfus.

On December 14, 2022, we issued a convertible promissory note and borrowed $400,000 from an affiliate of Mr. Gaston-Dreyfus.

On February 16, 2023, we issued a convertible promissory note and borrowed $500,000 from an affiliate of Mr. Gaston-Dreyfus

Pursuant to a consulting arrangement the Company entered into with Mr. Prywata, the Company paid Mr. Prywata $153,750 through March 31, 2023 for consulting services he provided subsequent to his termination of employment with the Company.

On June 9, 2023, the Company directed the issuance, as of May 31, 2023, of an aggregate of 1,518,725 shares of the Company’s common stock, as payment in full for all accrued and unpaid directors fees and consulting fees, as the case may be, to each of Messrs. Gaston-Dreyfus, Auberton-Herve, Matine and Prywata, through May 31, 2023.

On June 13, 2023, the Company launched a new private offering of its convertible promissory notes of up to $2,000,000, with an initial subscription of $220,000 from an affiliate of Chairman Auberton-Herve. As a result of the private offering, the principal and accrued interest under the Company’s outstanding convertible promissory notes converted into an aggregate of 4,083,544 shares of the Company’s common stock, in accordance with the terms of the outstanding notes. Of such shares, 3,102,878 were issued to an affiliate of Mr. Gaston-Dreyfus, 186,111 were issued to an affiliate of Chairman Auberton-Herve, and 794,554 were issued to two existing stockholders.

On June 14, 2023, Audrey Frederique Thevenon, and on June 16, 2023, Joseph Martin, each a director of the Company, agreed to convert $108,333 of accrued director fees due and owed to each of them, promissory note.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Bionik Laboratories Corp. for the fiscal year ended March 31, 2023, with management and have reviewed related written disclosures of MNP LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from MNP LLP required by regulatory and professional standards and have discussed with MNP LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended March 31, 2023.

We have also reviewed the various fees that we paid or accrued to MNP LLP during the year ended March 31, 2023 and 2022 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by MNP LLP for the audit of our financial statements for the years ended March 31, 2023 and 2022 and fees billed for other services rendered by MNP LLP during those periods:

Fee Category	2023	2022
Audit Fees	$84,501	$80,413
Audited related fees	85,586	83,384
Tax Fees	34,831	35,915
All Other Fees	2,544	15,826
Total Fees	$207,462	$215,538

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

Pre-Approval Policies and Procedures

Our audit committee is tasked with all approvals of audit and permissible non-audit services.

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

10.17*	Employment Agreement of Loren Wass, dated as of September 3, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 4, 2019)
10.18	Form of Equity Compensation Agreement – Non-Management Director (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.19*	Equity Compensation Agreement, dated October 15, 2019, with Eric Dusseux (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2019)
10.20**	Distribution Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on, January 28, 2020)
10.21	Promissory Note dated March 23, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.22	Allonge to Convertible Promissory Note dated March 27, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2020)
10.24	Form of Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.25	Allonge to Convertible Promissory Note dated June 3, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020)
10.26	Employment Agreement with Rich Russo Jr. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 30, 2020)
10.28	Allonge to Promissory Note, dated December 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2020)
10.29	Term Loan and Security Agreement dated February 12, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 25, 2021)

10.32	Separation Agreement with Dr. Eric Dusseux, dated as of July 14, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2021)
10.33	Form of Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 21, 2021)
10.34*	First Amendment to Employment Agreement with Rich Russo Jr. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2021)
10.35	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023)
10.36	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2023)
10.37	Form of Promissory Note (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 16, 2023)
10.38	Subscription Agreement dated November 14, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2022)
10.39	Convertible Promissory Note dated November 14, 2022 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2022)
10.40	Subscription Agreement dated December 14, 2022 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 8, 2023)
10.41	Convertible Promissory Note dated December 14, 2022 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 8, 2023)
10.42*	Amendment Agreement with Rich Russo Jr. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022)
10.43*	Employment Agreement with Dan Gonsalves (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on April 15, 2014)
21.1	List of Subsidiaries (Incorporated by reference to the Company’s Registration Statement on Form S-1/A-3 (Registration Number 333-207581), filed with the Commission on May 13, 2016)

31	Certificate of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 16. Form 10–K Summary

N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionik Laboratories Corp.

By:	/s/ Rich Russo Jr.
Rich Russo Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: June 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rich Russo Jr.	Chief Executive Officer (Principal Executive Officer)	June 21, 2023
Rich Russo Jr.

/s/ Dan Gonsalves	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2023
Dan Gonsalves

/s/ Andre Auberton	Chairman of the Board	June 21, 2023
Andre Auberton

/s/ Michal Prywata	Director	June 21, 2023
Michal Prywata

/s/ Remi Gaston Dreyfus	Director	June 21, 2023
Remi Gaston Dreyfus

/s/ Joseph Martin	Director	June 21, 2023
Joseph Martin

/s/ Charles Matine	Director	June 21, 2023
Charles Matine

/s/ Audrey Thevenon	Director	June 21, 2023
Audrey Thevenon

BIONIK LABORATORIES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(Amounts expressed in US Dollars) Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bionik Laboratories Corp.:

Opinion

We have audited the accompanying consolidated balance sheets of Bionik Laboratories Corp. (the “Company”), as of March 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

MNP LLP
1 Adelaide Street East, Suite 1900, Toronto ON, M5C 2V9	1.877.251.2922 T: 416.596.1711 F: 416.596.7894

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

Going Concern

Critical Audit Matter Description

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced losses from operations and has an accumulated deficit as at March 31, 2023. The ability of the Company to continue as a going concern is dependent on raising capital to fund its operations and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt about its ability to continue as a going concern. Management intends to continue to fund its business by reducing discretionary overhead costs and with debt financing, which is dependent upon many external factors and may be difficult to raise when required. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern. This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that there is no assurance that financing will be available when required by the Company.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.
●	We evaluated the key assumptions pertaining to estimated cash flows from operating activities and expected cash flows from financing activities, comparing these to available market data, underlying agreements and subsequent events thereafter.
●	We compared the assumptions related to revenue projections to those used in impairment assessments of non-financial assets
●	We assessed the adequacy of the going concern disclosure included in Note 2 of the consolidated financial statements and considered if they are appropriate to reflect the assessments that management has performed.

We have served as the Company auditor since 2015.

Toronto, Canada	Chartered Professional Accountants
June 20, 2023	Licensed Public Accountants

1 Adelaide Street East, Suite 1900, Toronto, Ontario, M5C 2V9
1.877.251.2922 T: 416.596.1711 F: 416.596.7894 MNP.ca

Bionik Laboratories Corp.

Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	March 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$427,383	$1,991,377
Accounts receivable	453,084	274,844
Prepaid expenses and other current assets	862,603	1,127,362
Inventories	1,034,488	1,191,020
Total Current assets	2,777,558	4,584,603
Equipment	187,673	91,234

Other assets	8,694	—
Operating lease right-of-use assets, non-current	254,650	—
Tradenames and Trademarks	34,000	—
Goodwill	99,552	—
Total assets	$3,362,127	$4,675,837

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$557,610	$305,095
Accrued liabilities	1,387,150	873,030
Operating leases, current	22,067	—
Deferred revenue, current portion	342,354	313,854
Total current liabilities	2,309,181	1,491,979
Operating leases, non-current	234,448	—

Deferred revenue, net of current portion	303,292	256,646
Convertible notes	2,155,794	—
Total liabilities	5,002,715	1,748,625

Commitments and contingencies (Note 15)

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value; Authorized 5,000,000, Issued none
Special voting preferred stock, $0.001 par value; Authorize; Issued - 1	—	—
Common stock, par value $0.001; Authorized - 13,000,000; Issued 6,878,162 and 111,392 Exchangeable Shares (March 31, 2022 – 6,767,114 and 112,440 Exchangeable Shares)	6,989	6,879
Additional paid-in capital	98,670,953	98,294,558
Accumulated deficit	(100,348,345)	(95,402,321)
Accumulated other comprehensive income	29,815	28,096
Total stockholders'(deficit) equity	(1,640,588)	2,927,212
Total Liabilities and Stockholders’ Equity	$3,362,127	$4,675,837

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Operations for the years ended March 31, 2023 and 2022

(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2023	2022
Revenues, net	$1,805,202	$1,273,712
Cost of revenues	815,325	320,454
Gross profit	989,877	953,258

Operating expenses
Sales and marketing	1,981,897	1,920,749
Research and development	903,219	998,516
General and administrative	2,929,800	2,806,584
Impairment of goodwill & intangible assets	—	5,200,608

Total operating expenses	5,814,916	10,926,457

Loss from operations	(4,825,039)	(9,973,199)
Interest expense, net	107,150	825,209
Other expense (income), net	13,835	(390,414)
Total other expense	120,985	434,795
Net loss	$(4,946,024)	$(10,407,994)

Loss per share - basic and diluted	$(0.72)	$(1.78)

Weighted average number of shares outstanding – basic and diluted	6,903,664	5,844,006

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2023 and 2022

(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2023	2022
Net loss	$(4,946,024)	$(10,407,994)

Other comprehensive loss components:
Cumulative translation adjustment	1,719	(14,053)

Total other comprehensive loss	1,719	(14,053)

Comprehensive loss	$(4,944,305)	$(10,422,047)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2023 and March 31, 2022

(Amounts expressed in U.S. Dollars)

							Accumulated
					Additional		Other	Total
	Special Voting		Common Shares		Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Total	Amount	Shares	Capital	Deficit	Income	Equity
		$		$	$	$	$	$
Balance, March 31, 2021	1	—	5,701,815	5,702	88,227,506	(84,994,327)	42,149	3,281,030
Share compensation expense (Note 11)	—	—	—	—	384,365	—	—	384,365
Conversion of 2020 notes	—	—	1,408	1	(924)	—	—	(923)
Conversion of 2021 notes	—	—	946,194	946	8,987,888	—	—	8,988,834
Shares issued in lieu of services	—	—	50,000	50	53,750	—	—	53,800
Options exercised in conjunction with 2021 notes	—	—	180,137	180	641,973	—	—	642,153
Foreign Currency translation	—	—	—	—	—	—	(14,053)	(14,053)
Net loss	—	—	—	—	—	(10,407,994)	—	(10,407,994)
Balance March 31, 2022	1	—	6,879,554	6,879	98,294,558	(95,402,321)	28,096	2,927,212
Share compensation expense (Note 11)	—	—	—	—	308,305	—	—	308,305
Shares issued in lieu of services	—	—	110,000	110	68,090	—	—	68,200
Foreign Currency translation	—	—	—	—	—	—	1,719	1,719
Net loss	—	—	—	—	—	(4,946,024)	—	(4,946,024)
Balance, March 31, 2023	1	—	6,989,554	6,989	98,670,953	(100,348,345)	29,815	(1,640,588)

The accompanying notes are an integral part of these consolidated financial statements.

Bionik Laboratories Corp.

Consolidated Statements of Cash Flows

For the years ended March 31, 2023 and 2022

(Amounts expressed in U.S. Dollars)

	Year Ended March 31,
	2023	2022
Operating activities:
Net loss	$(4,946,024)	$(10,407,994)
Reconciliation of net loss to net cash from operating activities:
Depreciation and amortization	63,167	102,623
Interest expense	105,794	822,568
Issuance of common shares in lieu of services	68,200	53,800
Extinguishment of debt	—	(459,912)
Impairment of goodwill & intangible assets	—	5,200,608
Write-off of demonstration equipment	—	16,248
Share-based compensation expense	308,305	384,365
Changes in non-cash working capital items
Accounts receivable	(178,240)	177,062
Prepaid expenses and other current assets	263,953	553,266
Operating leases, net	1,863	—
Inventories	78,373	(543,957)
Accounts payable	262,238	(148,960)
Accrued liabilities	509,912	104,495
Deferred revenue	75,145	(1,499)
Net cash used in operating activities	(3,387,314)	(4,147,287)
Investing activities
Acquisition	(215,000)	—
Purchases of equipment	—	(12,500)
Other non-current assets	(8,694)	—
Net cash used in investing activities	(223,694)	(12,500)
Financing activities
Proceeds from convertible loans	2,050,000	5,550,000
Net cash provided by financing activities	2,050,000	5,550,000
Foreign exchange impact	(2,986)	(7,184)
Net (decrease)/increase in cash and cash equivalents	(1,563,994)	1,383,029
Cash and cash equivalents, beginning of the period	1,991,377	608,348
Cash and cash equivalents, end of the period	$427,383	$1,991,377

Supplemental noncash investing & financing activities:
Subsidiary purchase of fixed asset	$50,185	$—
Conversion of term loans into options exercises	$—	$642,153
Transfer of demonstration equipment from inventory to fixed assets	$—	$42,768
Conversion of promissory notes into common stock	$—	$8,988,011

The accompanying notes are an integral part of these consolidated financial statements.

BIONIK LABORATORIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2023 and 2022

(Amounts expressed in U.S. Dollars)

1. Nature of the Business

Bionik Laboratories Corp. (“Bionik” or the “Company”) is a robotics company providing neurological functional recovery solutions to improve the quality of life of millions of people with functional or mobility impairments by combining artificial intelligence, innovative technology and data solutions to help individuals regain mobility, enhance autonomy, and regain self-esteem.

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

Based on this foundational work, the Company has a portfolio of products and solutions focused on upper extremity rehabilitation for stroke and other mobility-impaired individuals, including InMotion robots currently in the market. Additionally, the Company’s software platform, InMotion Connect, which is providing the ability for hospital management to access remotely to management dashboards presenting the utilization data of each of their InMotion robotic devices and their robotic devices productivity. Customized reporting capabilities in the platform focus on facility and organization measurement dashboards to support effective decision making for clinicians and for hospital management.

On September 7, 2022, the Company acquired Tower Aquatic, described further below, which is the first step in the Company’s planned national strategic rollout of rehabilitation clinics. The Company intends to rebrand the newly acquired physical therapy clinic as a specialized neuro-recovery center that will showcase and provide continued accessibility to Bionik’s technology and solutions by providing treatment to patients with stroke, brain and spinal cord injuries. The Company plans to acquire a network of neuro recovery centers to provide more patients with access to Bionik’s InMotion systems.

Currently, the Company receives revenues (a) from the sale of its InMotion robots to customers both in the U.S. and internationally, (b) from the operation of its newly acquired rehabilitation center through insurance reimbursements and patient co-payments, (c) associated with its extended warranties that customers purchase with the sale of InMotion robots as well as from the sale of the InMotion Connect hardware and (d) from the subscription fees associated with the utilization of the InMotion Connect Pulse solution in the U.S.

The Company’s principal executive offices are located at 80 Coolidge Hill Road, Watertown, MA 02472

2. Summary of Significant Account Policies and Basis of Presentation

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures at the date of the financial statements during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves, impairment analysis of goodwill and intangibles including their useful lives, research and development accruals, deferred tax assets, liabilities and valuation allowances, and fair value of stock options. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of March 31, 2023 and through the date of this report filing. On an ongoing basis, management evaluates its estimates and actual results could differ from those estimates.

All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Bionik Inc., Bionik Laboratories Inc., Bionik Acquisition Corp., Tower Aquatic LLC and Bionik Management Company LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

At March 31, 2023, cash and cash equivalents were $0.4 million. At March 31, 2023, the Company had a working capital surplus of $0.5 million and at March 31, 2022, the Company had a working capital surplus of $3.1 million. At March 31, 2023 and 2022, the Company has accumulated deficits of $100.3 million and $95.4 million. The Company has incurred a net loss and comprehensive loss for the year ended March 31, 2023 and 2022 of $4.9 million and $10.4 million, respectively.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, and convertible loans approximate fair value because of the short period of time between the origination of such instruments, their expected realization and their current market rates of interest. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the respective lease term. Included in property and equipment are certain robots that are used for demonstration purposes. Maintenance and repairs are charged to expense as incurred.

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

The useful lives for property and equipment is as follows:

Useful Life (in years)
Computers and electronics	3
Furniture and fixtures	5
Demonstration equipment	3
Manufacturing equipment	5
Tools and parts	3
Leasehold improvements	Estimated useful life

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

The Company has two operating segments: its rehabilitation products and services business and its rehabilitation clinics. Due to the immateriality of the rehabilitation clinic’s revenues, profits and assets its operating results have been aggregated with the rehabilitation products and services business for all periods.

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

Revenue Recognition and Deferred Revenue

Bionik generates revenues primarily from the sales of its rehabilitation robots as well as its InMotion Connect hardware, which Bionik refers to collectively as its product sales. Bionik also generates revenues from sales of services and extended warranties as well as software subscription sales. Bionik does not offer a right of cancellation, termination, refund or return. Lastly, Bionik generates net patient revenues from rehabilitation clinics for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries.

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

Warranty Reserve

The Company provides a one-year warranty as part of its normal sales offering. When products are sold, the Company provides warranty reserves, which, based on the historical experience of the Company are sufficient to cover warranty claims. Accrued warranty reserves are included in accrued liabilities on the consolidated balance sheets and amounted to $27,000, at March 31, 2023 and $9,000 at March 31, 2022.

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

Share-based compensation

Bionik follows the fair value recognition provisions of ASC 718, Stock Compensation Topic. This guidance requires share-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized in the statements of operations based on their fair values at the date of grant. The fair value of performance-based stock options is determined based on the fair market value of Bionik’s common stock on the grant dates. Bionik expenses the fair value of share-based payments over the service period. ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. Accordingly, Bionik reviews its actual forfeiture rates and periodically aligns its stock compensation expense with the share-based payments that are vesting. Bionik recorded stock-based compensation expense of $0.3 million and $0.4 million for the years ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the total unrecognized compensation cost related to outstanding stock options expected to vest was $0.2 million, which the Company expects to recognize over a weighted-average period of 1.8 years.

Bionik granted 244,000 stock options during the year ended March 31, 2023. Bionik granted 233,500 stock options during the year ended March 31, 2022. Bionik uses the Black-Scholes option pricing model to determine the fair value of options. The fair value of the options granted during the years ended March 31, 2023 and 2022 was $0.30 and $2.05, respectively. During the year ended March 31, 2022, 40,000 performance- based stock options were granted with a grant date fair value of $2.05. There were no performance-based options granted during the year ended March 31, 2023. All grants awarded during the periods presented used the following assumptions:

	Year Ended
	March 31,
	2023	2022
Risk free interest rate	3.95%	1.34%
Expected term	7 years	7 years
Dividend yield	—	—
Expected volatility	197%	174%
Forfeiture rate	0%	0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Bionik’s estimated expected stock price volatility is based on past grants that have been made. Bionik’s expected term of options granted during the year ended March 31, 2023 and 2022 was derived from looking at the Company’s exercise history of its awards granted. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

Bionik granted performance-based stock options in October 2021 to its Chief Executive Officer that vest annually over a three-year period based on the achievement of performance goals (determined by the compensation committee of the board of directors in its sole discretion) and continued performance of services. The performance-based stock options vest annually on March 31st if various performance metrics are met. The final vesting tranche will vest on March 31st, 2024. Bionik recognizes compensation expense for performance goals when the probability of achieving such goals is considered probable and is recognizing related compensation expense over the period from the date of grant through the expected vest dates. The Chief Executive Officer is eligible to receive between zero and 100% of the target number of shares of Bionik’s common stock at the end of the one, two and three-year periods, provided that the performance goals have been achieved and the recipient has continued performing services for Bionik. Fair value of the performance-based stock options is determined based on the fair market value of Bionik’s common stock at grant date. Bionik reevaluates at each reporting period whether the performance goals are probable of achievement and, if at any point in time, Bionik believes that achieving a performance goal is not probable, it will stop recognizing the related compensation expense and will adjust the previously recognized compensation expense prospectively.

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

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As the interest rate implicit in the Company’s lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

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

3. Business Combination

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
$215,000

The Company incurred $52,000 of acquisition-related costs to complete the transaction including legal, valuation and closing fees. These expenses are included in the Consolidated Statements of Operations for the year ended March 31, 2023 as general and administrative operating expenses. The Relief from Royalty Method was relied upon to value the Trade Names and Trademarks. Under this method the Company calculated the present value of cash flows through fiscal 2037 utilizing a royalty rate of 3%. Because of the licensing appeal of this asset, the benefit of ownership as the “relief” from the royalty expense was estimated, that would be incurred in the absence of ownership. Unaudited pro forma consolidated financial information for the acquisition have not been included as this acquisition is not significant.

4. Goodwill and Intangible Assets

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

As part of the impairment analysis, we are first required to assess qualitatively if we can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, we are then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we consider relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.

The evaluation of goodwill for the year ended March 31, 2023 did not result in any goodwill amounts that were deemed impaired.

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

Changes to goodwill during the year months ended March 31, 2023 were as follows:

Total
Balance—March 31, 2021	$4,282,984
Impairment of goodwill in period	(4,282,984)
Balance—March 31, 2022	—
Goodwill acquired	99,552
Balance—March 31, 2023	$99,552

Intangible assets consist of the following at March 31, 2023 and March 31, 2022:

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce
Useful Life	9.74 years	9 Years	10 years	2 years	1 year	Total
Gross carrying amount	$1,306,031	$2,541,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(634,012)	(2,505,907)	(857,298)	—	—	(3,997,217)
Accumulated amortization	(672,019)	(2,000)	(574,382)	(61,366)	(275,720)	(1,583,487)
Balance—March 31, 2023	$—	$34,000	$—	$—	$—	$34,000

	Patents &
	Exclusive
	License		Customer	Non-Compete	Assembled
	Agreement	Trademark	Relationships	Agreement	Workforce
Useful Life	9.74 years	Indefinite	10 years	2 years	1 year	Total
Gross carrying amount	$1,306,031	$2,505,907	$1,431,680	$61,366	$275,720	$5,580,704
Impairment	(634,012)	(2,505,907)	(857,298)	—	—	(3,997,217)
Accumulated amortization	(672,019)	—	(574,382)	(61,366)	(275,720)	(1,583,487)
Balance—March 31, 2022	$—	$—	$—	$—	$—	$—

Amortization expense for the year ended March 31, 2023 and 2022 was approximately $0.1 million for both periods. Amortization expense is classified as a component of general and administrative expenses in the accompanying consolidated statements of operations. For the year ended March 31, 2022 the Company impaired its intangible assets by $0.9 to bring the value of the intangible assets down to its assumed fair value. There was no impairment charge for the year ended March 31, 2023.

5. Balance Sheet Accounts

Prepaid Expenses

	March 31,	March 31,
	2023	2022
Prepaid inventory	$709,503	$956,743
Prepaid insurance	68,094	77,553
Other prepaid expenses	85,006	93,066
	$862,603	$1,127,362

Equipment

Equipment consisted of the following at March 31, 2023 and March 31, 2022:

	March 31, 2023			March 31, 2022
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Computers and electronics	$315,837	$309,587	$6,250	$315,837	$305,420	$10,417
Furniture and fixtures	36,795	36,795	—	36,795	36,795	—
Demonstration equipment	204,447	135,279	69,168	168,691	87,874	80,817
Equipment	130,563	93,342	37,221	88,742	88,742	—
Leasehold Improvements	79,448	4,414	75,034	—	—	—
Tools and parts	11,422	11,422	—	11,422	11,422	—
Assets under capital lease	68,453	68,453	—	68,453	68,453	—
	$846,965	$659,292	$187,673	$689,940	$598,706	$91,234

Depreciation expense for the year ended March 31, 2023 and 2022 was $61,000 and $40,000 respectively.

Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2023 and March 31, 2022:

	March 31,	March 31,
	2023	2022
Accrued personnel costs	$164,825	$115,992
Accrued director fees	930,834	480,672
Accrued commissions	15,088	22,924
Accrued professional fees	104,603	81,100
Accrued warranty costs	27,094	8,885
Accrued other	144,706	163,457
	$1,387,150	$873,030

Accrued warranty costs are included in accrued liabilities on the consolidated balance sheets and amounted to $27,000 at March 31, 2023 and $9,000 at March 31, 2022.

6. Inventories

Bionik states all inventories at the lower of cost or net realizable value, determined on a first-in, first-out method. Inventory includes finished goods at actual costs from its outsourced manufacturing partners and raw materials recorded at cost.

	March 31,	March 31,
	2023	2022
Finished Goods	$829,907	$1,083,718
Raw Materials	204,581	107,302
	$1,034,488	$1,191,020

7. Notes Payable & PPP Loan

Convertible Loan – Q4 Working Capital Loans

On February 16, 2023, the Company issued a convertible promissory note ( a “Q4 Working Capital Note”) in the amount of $500,000 in borrowings, from an affiliate of Remi Gaston-Dreyfus, a director (the “Holder”). The Company used the net proceeds from the Q4 Working Capital Notes for the Company’s working capital and general corporate purposes. The Q4 Working Capital Note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, in shares on the two-year anniversary of the applicable issue date (the “Q4 Working Capital Loan Maturity Date”).

The Q4 Working Capital Note will be convertible into equity of the Company upon the following events on the following terms: (a) on the applicable Q4 Working Capital Loan Maturity Date without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under such Q4 Working Capital Note will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on the applicable Q4 Working Capital Loan Maturity Date and (b) upon the consummation of the next equity or equity linked round of financing of the Company for cash proceeds (the “Qualified Financing”), without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the applicable Q4 Working Capital Note will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with this loan for the year ended March 31, 2023 was $7,000. There was no interest expense associated with this loan for the year ended March 31, 2022.

Convertible Loan – Q3 Working Capital Loans

On each of November 14, 2022 and December 14, 2022, the Company issued a convertible promissory note (each, a “Q3 Working Capital Note” and together, the “Q3 Working Capital Notes”) in the amount of $400,000, for an aggregate of $800,000 in borrowings, from the Holder. The Company used the net proceeds from the Q3 Working Capital Notes for the Company’s working capital and general corporate purposes. Each Q3 Working Capital Note bears interest at a fixed rate of 1% per month , computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, in shares on the two-year anniversary of the applicable issue date (the “Q3 Working Capital Loan Maturity Date”).

Each Q3 Working Capital Note will be convertible into equity of the Company upon the following events on the following terms: (a) on the applicable Q3 Working Capital Loan Maturity Date without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under such Q3 Working Capital Note will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on the applicable Q3 Working Capital Loan Maturity Date and (b) upon the consummation of the next Qualified Financing, without any action on the part of the Holder, the outstanding principal and accrued and unpaid interest under the applicable Q3 Working Capital Note will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with these loans for the year ended March 31, 2023 was $33,000. There was no interest expense associated with these loans for the year ended March 31, 2022.

Convertible Loan – Acquisition Loan

On September 2, 2022, the Company borrowed $250,000 (the “Acquisition Loan”) from the Holder. The Acquisition Loan is evidenced by a Secured Convertible Promissory Note (the “Acquisition Note”) and is further subject to a related Collateral Pledge Agreement. The Company used the proceeds from the Acquisition Loan to finance the acquisition of the assets of Dearman LLC and pay related costs and expenses. See Note 2, above. The Acquisition Note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, on the two year anniversary of the Issue Date (the “Maturity Date”).

The Acquisition Note will be convertible into equity of the Company upon the following events on the following terms: (a) On the two year anniversary of the loan, the outstanding principal and accrued and unpaid interest under the Acquisition Note will be converted into shares of common stock at a conversion price equal to the closing price of the Company’s common stock on such date; and (b) upon the consummation of the next Qualified Financing, the outstanding principal and accrued and unpaid interest under the Acquisition Note will be converted into the securities (or units of securities if more than one security are sold as a unit) issued by the Company in one or more tranches in the context of the Qualified Financing, based upon the issuance (or conversion) price of such securities.

Interest expense associated with the Acquisition Loan for the year ended March 31, 2023 was $17,000. There was no interest expense associated with the Acquisition Loan for the year ended March 31, 2022.

Convertible Loan – Q1 Working Capital Loan

Between June 9, 2022, and June 10, 2022, the Company issued convertible promissory notes (each, a “Q1 Working Capital Note” and collectively, the “Q1 Working Capital Notes”) and borrowed an aggregate of $500,000 from the Holder ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors of the Company ($100,000); and an existing investor and shareholder of the Company ($200,000) (collectively, the “Holders”). The Company used the net proceeds from the Q1 Working Capital Notes for the Company’s working capital and general corporate purposes. Each Q1 Working Capital Note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, in shares on the two-year anniversary of the applicable issue date (the “Q1 Working Capital Loan Maturity Date”).

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

Interest expense associated with these loans for the year ended March 31, 2023 was $48,000. There was no interest expense associated with these loans for the year ended March 31, 2022.

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

Interest expense associated with these loans for the year ended March 31, 2022 was $0.1 million. There was no interest expense associated with these loans for the year ended March 31, 2023.

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

8. Related Party Transactions

Since April 1, 2021 through March 31, 2023, the following related party loans were made to the Company:

On April 24, 2021, the Company borrowed $300,000 from the Holder evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity.

On June 18, 2021, the Company borrowed $200,000 from the Holder evidenced by an up to $3 million loan agreement, and such note and interest will need to be paid back by February 12, 2023 or the date of receipt by the Company of a minimum of $3 million in equity

On July 15, 2021, in conjunction with the 2021 convertible promissory note offering, the Company consolidated the above-mentioned loan agreements from the Holder totaling $1.1 million in principle and accrued interest. Accordingly, an aggregate of $0.7 million in outstanding principal and accrued unpaid interest under the above-mentioned loan agreements was used to purchase a like amount of 2021 Notes in the 2021 Offering and the remaining $0.4 million of the outstanding principal and accrued and unpaid interest under the above mentioned loan agreements was applied towards the purchase price to exercise outstanding options whereby RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus received 120,759 shares of our common stock.

On March 31, 2022, pursuant to the terms of the Company’s 2021 convertible promissory notes, we converted $8.9 million in principal and interest into 946,194 shares of our common stock. RGD Investissements S.A.S., an affiliate of Mr. Gaston-Dreyfus received 77,887 shares of our common stock in such transaction.

Between June 9, 2022 and June 10, 2022, we issued convertible promissory notes and borrowed an aggregate of $500,000 from an affiliate of Remi Gaston-Dreyfus, a director of the Company ($200,000); an affiliate of André-Jacques Auberton-Hervé, the Chairman of the Board of Directors of the Company ($100,000); and an existing investor and shareholder of the Company ($200,000). The holders subscribed to the promissory notes pursuant to a subscription agreement.

On September 2, 2022, the Company borrowed $250,000 from GD Holding, an affiliate of Remi Gaston-Dreyfus, a director of the Company. The loan is evidenced by a secured convertible promissory note and is further subject to a related collateral pledge agreement. The Company used the proceeds from the loan to finance the acquisition of the Tower Aquatic & Sports Physical Therapy for a cash purchase price of $215,000 and to pay related costs and expenses.

On November 14, 2022, December 14, 2022, and February 16, 2023 we issued convertible promissory notes and borrowed $400,000, $400,000 and $500,000 respectively from an affiliate of Remi Gaston-Dreyfus, a director of the Company. The holder subscribed to the note pursuant to a subscription agreement.

9. Stockholders’ Equity

Common Stock Authorized

	March 31, 2023		March 31, 2022
	Number of shares	$	Number of shares	$
Exchangeable Shares
Balance beginning of period	112,440	$113	112,440	$113
Converted into common shares	(1,048)	(1)	—	—
Balance at end of period	111,392	112	112,440	113
Common Shares
Balance at beginning of the period	6,767,114	6,766	5,589,375	5,589
Shares issued to exchangeable shareholders	1,048	1	—	—
Shares issued on conversion of loans (a)	—	—	947,602	947
Shares issued in lieu of services (b)	110,000	110	50,000	50
Options exercised in conjunction with 2021 notes (c)	—	—	180,137	180
Balance at end of the period	6,878,162	6,877	6,767,114	6,766
Total Shares	6,989,554	$6,989	6,879,554	$6,879
(a)	During the year ended March 31, 2022, the Company issued the remaining 1,408 shares of the Company’s common stock which were issued to the noteholders pursuant to the terms of the 2020 Convertible Notes as discussed in Note 6 above. Additionally, on March 31, 2022, the 2021 notes were converted into 946,194 shares of common stock of the Company as discussed in Note 6 above. During the year ended March 31, 2021, the principal and interest of $1.7 million associated with the 2020 Convertible notes were converted into 181,463 shares of common stock of the Company as discussed in Note 6 above.
(b)	During the year ended March 31, 2022, the Company issued 50,000 shares for expenses to support the Company’s investor relations strategy. During the year ended March 31, 2023, the Company issued 110,000 shares to a director of the Company in lieu of consulting services. The shares were valued based on the trading price of the Company’s common stock on the issuance date.
(c)	With the 2021 Notes as discussed in Note 6 above, in July 2021, $0.6 million of the outstanding principal and accrued and unpaid interest under the term loan agreement was applied towards the purchase price to exercise 180,137 outstanding options of certain debtholders. The outstanding options were valued based on the predetermined exercise price of the stock options.

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

Preferred Stock

Bionik has authorized 5,000,000 shares of $0.001 par value preferred stock at March 31, 2023 and March 31, 2022. The Company’s board of directors has full authority to issue this stock and to fix the voting powers, preference rights, qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, redemption privileges and liquidation preferences and the number of shares constituting any series or designation of such series.

10. Share-Based Compensation

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

The board of directors determines the term of each option, RSU and PSU, option price, number of shares for which each option, RSU and PSU is granted, whether restrictions would be imposed on the shares subject to options and the rate at which each option is exercisable. At March 31, 2023 the number of shares of common stock reserved for issuance under the 2014 Plan is 885,504 shares, or 17% of its issued and outstanding shares at January 1, 2022. Options granted under the 2014 Plan have varying vesting schedules based on the board of directors’ discretion. As of March 31, 2023, there were 224,282 shares available for future grant under the 2014 Plan.

Stock Options

Stock option activity under the 2014 Plan is as follows:

				Weighted-
			Weighted-	Average
			Average	Remaining
	Number of	Exercise Price	Exercise	Contractual
	Options	Range	Price	Life
Vested	570,068	$1.21 – 157.50	$7.86	4.91 years
Unvested	207,197	2.10 – 24.15	2.54	6.51 years
Outstanding, March 31, 2022	777,265	$1.21 – 183.00	$6.46	5.34 years
Issued	244,000	0.30	0.30
Exercised	—	—	—
Forfeited	(93,247)	2.10 - 158.00	12.15
Outstanding, March 31, 2023	928,018	$0.30 - 157.50	$4.25	4.84 years
Vested	582,102	1.21 – 157.50	6.29	4.01 years
Unvested	345,916	0.30 – 2.10	0.83	6.24 years
Vested or expected to vest, March 31, 2023	928,018	0.30 – 157.50	4.25	4.84 years
Exercisable, March 31, 2023	582,102	$1.21 – 157.50	$6.29	4.01 years

11. Warrants

The following is a continuity schedule of the Company’s common share purchase warrants:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding and exercisable, March 31, 2021	122,367	19.69
Expired	(42,684)	(9.38)
Outstanding and exercisable, March 31, 2022	79,683	25.22
Expired	(79,683)	(25.22)
Granted	400,000	0.40
Outstanding and exercisable March 31, 2023	400,000	0.40

During the year ended March 31, 2023 and 2022, 79,683 and 42,684 warrants, respectively, expired in accordance with their terms. During the year ended March 31, 2023 the Company granted 400,000 warrants at $0.40 per share with an expiration date of March 23, 2028.

The following is a summary of common share purchase warrants outstanding as of March 31, 2023.

Exercise	Number of
Price ($)	Warrants	Expiry Date
0.40	400,000	March 23, 2028

The weighted-average remaining contractual term of the outstanding warrants was 5 years.

12. Leases

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

Operating lease cost and variable lease cost were $22,000 and $7,000, for the year ended March 31, 2023. There was no operating lease cost and variable lease cost for the year ended March 31, 2022.

The aggregate future lease payments for the Company’s operating lease of March 31, 2023 were as follows:

Fiscal Year	Amount
2024	36,989
2025	38,202
2026	38,202
2027	38,202
Thereafter	178,274
Total Lease Payments	$329,869
Less Imputed Interest	73,353
Total operating lease liabilities	$256,516

13. Income Taxes

The income tax rate at March 31, 2023 and 2022, was 25.09% and 25.85%, respectively to the effective tax rate is as follows:

	2023	2022
Net loss before recovery of income taxes	$(4,946,025)	$(10,407,994)
Expected income tax (recovery) expense	$(1,239,580)	$(2,690,193)
Tax rate changes and other adjustments	320,920	990,363
Share based compensation	77,270	99,348
Other non-deductible expenses	228,430	99,585
Goodwill impairment	—	1,107,039
Change in valuation allowance	612,960	393,858
Income tax (recovery) expense	$—	$—

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	2023	2022
Equipment	$63,320	$63,563
Intangible Assets	12,530	—
Lease liability	65,010	—
Non-capital losses – Canada	2,946,130	2,923,625
Net operating losses – US	10,685,250	10,174,122
SR&ED pool	1,455,940	1,255,427
Other	1,267,480	1,395,599
Valuation Allowance	(16,425,300)	(15,812,336)
	70,360	—

Property and equipment	(4,040)	—
Right-of-use asset	(64.540)	—
Intangibles and other	(1,780)	—
Net deferred tax asset	$—	$—

The Company has non-capital losses in its Canadian subsidiary of $11.0 million which will expire between 2032 and 2043.

The Company has net operating losses in the U.S. of $42.7 million, of which $18.6 million will start to expire in 2028, and the remaining losses can be carried forward indefinitely.

Certain tax attributes are subject to an annual limitation as a result of the acquisition of the US subsidiary, which constitutes a change of ownership as defined under IRC Section 382.

The following describes the open tax years, by major tax jurisdiction, as of March 31, 2023:

United States – Federal 2019 – present
United States – State 2019 – present
Canada – Federal 2018 – present
Canada – Provincial 2018 – present

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

One customer represented 43% and 59% of Bionik’s revenues for the years ended March 31, 2023 and March 31,2022 respectively. Of the Company’s accounts receivables at March 31, 2023 and March 31, 2021, the same customer represented 60% and 95% of its balance respectively.

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

Commitments

In February 2015, 1,753 common shares were issued to two former lenders connected with a $0.2 million loan received and repaid during fiscal 2013. The common shares were valued at $0.2 million based on the value of the concurrent private placement and recorded in stock-based compensation on the consolidated statement of operations and comprehensive loss. As part of the consideration for the initial loan, the Company’s then-CTO and COO had transferred 2,098 common shares to the lenders. For contributing the common shares to the lenders, the Company intends to reimburse the former CTO and COO 2,134 common shares. As of March 31, 2023 these shares have not yet been issued.

In connection with the Company’s April 2016 acquisition of Interactive Motion Technologies, Inc., the Company acquired a license agreement dated September 8, 2009, with a former director as a co-licenser, pursuant to which the Company is obligated to pay the former director and the co-licenser an aggregate royalty of 1% of sales based on patent #8,613,691 Dynamic Lower Limb Rehabilitation Robotic Apparatus and Method of Rehabilitating Human Gait). No sales have been made, as the technology under this patent has not been commercialized

16. Subsequent Events

Private offering and conversion of existing convertible notes

On June 13, 2023, the Company launched a new private offering of its convertible promissory notes of up to $2,000,000, with an initial subscription of $220,000 from an affiliate of the Company’s Chairman, Andre-Jacques Auberton-Herve. The holder subscribed to the note pursuant to a subscription agreement. The Company intends to use the net proceeds from the offering for the Company’s working capital and general corporate purposes. The note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, on June 1, 2024.

The note will be convertible into equity of the Company upon the following events on the following terms:

●	On the June 1, 2024 without any action on the part of the holder, the outstanding principal and accrued and unpaid interest under the note will be converted into shares of common stock at a conversion price equal to $0.60 per share.
●	Upon the consummation of the next equity or equity linked round of financing of the Company for cash proceeds, without any action on the part of the holder, the outstanding principal and accrued and unpaid interest under the note will be converted into shares of common stock at a conversion price equal to the lesser of (a) the issue price per share in the equity or equity linked financing and (b) $0.60 per share.

As a result of the private offering discussed above, the principal and accrued interest under the Company’s outstanding convertible promissory notes, converted into an aggregate of 4,083,544 shares of the Company’s common stock, in accordance with the terms of the outstanding notes. Of such shares, 3,102,878 were issued to an affiliate of Remi Gaston-Dreyfus, a director of the Company, 186,111 were issued to an affiliate of Chairman Auberton-Herve, and 794,554 were issued to two existing stockholders.

Director Note

On June 14, 2023, Audrey Frederique Thevenon, and on June 16, 2023, Joseph Martin, each a director of the Company, agreed to convert $108,333 of accrued director fees due and owed to each of them, promissory note (each, “Director Note”).

Each Director Note bears interest at a fixed rate of 1% per month, computed based on a 360-day year of twelve 30-day months and will be payable, along with the principal amount, on the earlier of (a) the 10-year anniversary of the issue date, (b) such date that the Company generates at least $10 million in annual revenues and (c) the consummation of an equity or equity linked round of financing of the Company for cash proceeds of no less than $10 million. Each Director Note may be prepaid by the Company in whole or in part, without need for the consent of the holder. Each Director Note provides for a general release of the Company with respect to the Accrued Director Fees, subject to the Company’s compliance with the terms of the Director Note and other limitations.

Issuance of Equity Securities in Lieu of Director Fees

On June 9, 2023, the Company directed the issuance, as of May 31, 2023, of an aggregate of 1,518,725 shares of the Company’s common stock, as payment in full for all accrued and unpaid directors fees and consulting fees, as the case may be, to each of Messrs. Gaston-Dreyfus, Auberton-Herve, Matine and Prywata, through May 31, 2023.